Form 10QSB
period 1995-04-30
XETA CORP
filed 1995-06-09
CIK 742550

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM 10-QSB


[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR QUARTER ENDED APRIL 30, 1995

                                       or

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-16231


                                 XETA Corporation
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                       73-1130045
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

    4500 S. Garnett, Suite 1000, Tulsa, Oklahoma                74146
- --------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

                                  918-664-8200
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No
                             ---           ---

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                            Outstanding at May 1, 1995
- --------------------------------              --------------------------
Common Stock, $.10 par value                          1,809,873



                         Page 1 of 14 consecutive pages
                       Exhibit Index appears on Page 14.

                         PART I.  FINANCIAL INFORMATION



ITEM 1.          FINANCIAL STATEMENTS                                                   Page No.
                                                                                        -------
                 Consolidated Balance Sheets - April 30, 1995                           3
                   and October 31, 1994

                 Consolidated Statements of Operations - For the                        4
                   Three and Six Months Ended April 30, 1995 and
                   1994

                 Consolidated Statements of Shareholders' Equity -                      5
                   November 1, 1994 through April 30, 1995

                 Consolidated Statements of Cash Flows - For the                        6
                   Six Months Ended April 30, 1995 and 1994

                 Notes to Consolidated Financial Statements                             7

                                XETA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                     April 30, 1995  October 31, 1994
                                                     --------------  ----------------
                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                            $1,969,448    $1,630,531
  Current portion of net investment in
    sales-type leases                                   1,291,611       904,725
  Other receivables, net                                1,832,704       962,536
  Inventories, net (Note 3)                               581,039       710,407
  Prepaid income taxes                                         --       188,714
  Current deferred tax asset, net (Note 6)                421,504       302,143
  Prepaid expenses and other assets                       104,999        45,041
                                                       ----------    ----------
    Total current assets                                6,201,305     4,744,097
                                                       ----------    ----------

Noncurrent Assets:
  Net investment in sales-type leases,
    less current portion above                          2,341,170     1,736,122
  Property, plant, & equipment, net (Note 4)              322,849       354,219
  Capitalized software production costs, net of
    accumulated amortization of $289,856 at April
    30, 1995 and $262,400 at Oct. 31, 1994                123,336       115,556
  Other assets                                            161,025       113,761
                                                       ----------    ----------
    Total noncurrent assets                             2,948,380     2,319,658
                                                       ----------    ----------

    Total assets                                       $9,149,685    $7,063,755
                                                       ==========    ==========


                      LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  401,024    $  241,745
  Unearned revenue (Note 5)                             1,932,348     1,759,293
  Accrued liabilities                                     481,277       372,163

  Accrued federal and state income taxes                  593,139        89,466
                                                       ----------    ----------
    Total current liabilities                           3,407,788     2,462,667
                                                       ----------    ----------

Unearned service revenue (Note 5)                       1,565,344     1,202,029
                                                       ----------    ----------

Noncurrent deferred tax liability, net (Note 6)            81,217       174,933
                                                       ----------    ----------

Commitments (Note 10)

Shareholders' equity:
  Common stock; $.10 par value; 10,000,000
   shares authorized, 1,999,620 and 1,964,620
   issued and outstanding at April 30, 1995
   and October 31, 1994, respectively                     199,962       196,462
  Paid-in capital                                       4,050,498     4,011,185

  Retained earnings (deficit)                             104,616      (723,781)
                                                       ----------    ----------
                                                        4,355,076     3,483,866

  Less treasury stock, at cost                           (259,740)     (259,740)
                                                       ----------    ----------
   Total shareholders' equity                           4,095,336     3,224,126
                                                       ----------    ----------
   Total liabilities & shareholders' equity            $9,149,685    $7,063,755
                                                       ==========    ==========


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                         For the Three Months         For the Six Months
                                           Ending April 30,            Ending April 30,
                                          1995          1994          1995         1994
                                          ----          ----          ----         ----
Sales of systems                        $1,782,481   $  959,358    $3,622,407    $1,490,062
Installation and service revenues        1,261,247      851,512     2,482,250     1,556,945
                                        ----------   ----------    ----------    ----------
  Net sales and service revenues         3,043,728    1,810,870     6,104,657     3,047,007
                                        ----------   ----------    ----------    ----------

Cost of sales                            1,075,973      485,816     1,929,773       698,302
Installation and service cost              796,589      539,602     1,553,537     1,063,881
                                        ----------   ----------    ----------    ----------
  Total cost of sales and service        1,872,562    1,025,418     3,483,310     1,762,183
                                        ----------   ----------    ----------    ----------

    Gross profit                         1,171,166      785,452     2,621,347     1,284,824
                                        ----------   ----------    ----------    ----------


Operating expense:
  Selling, general and administrative      635,703      498,134     1,300,211       912,199
  Engineering, research and
    development, and amortization of
    capitalized software production
    costs                                  131,547      114,968       252,237       227,764
                                        ----------   ----------    ----------    ----------
  Total operating expenses                 767,250      613,102     1,552,448     1,139,963
                                        ----------   ----------    ----------    ----------
Income from operations                     403,916      172,350     1,068,899       144,861

  Interest and other income                 95,539       36,779       173,888       464,500
  Interest and other expense                    --         (429)           --        (1,030)
                                        ----------   ----------    ----------    ----------

Income before provision for income
  taxes                                    499,455      208,700     1,242,787       608,331
Provision for income taxes                 208,941       22,500       414,390        22,500
                                        ----------   ----------    ----------    ----------


Net income                              $  290,514   $  186,200    $  828,397    $  585,831
                                        ==========   ==========    ==========    ==========


Income per common and common
  equivalent share - primary and
  fully diluted                         $      .12   $      .08    $      .36    $      .26
                                        ==========   ==========    ==========    ==========


Weighted avg. shares outstanding         1,799,120    1,919,694     1,787,857     1,942,157
                                        ==========   ==========    ==========    ==========

Weighted avg. share equivalents          2,370,951    2,225,755     2,308,780     2,248,218
                                        ==========   ==========    ==========    ==========





        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    NOVEMBER 1, 1994 THROUGH APRIL 30, 1995
                                  (Unaudited)




                           Common Stock                     Treasury Stock
                     -------------------------         -----------------------
                       Number of                                                                          Retained
                     Shares Issued                                                        Paid-in         Earnings
                     & Outstanding     Par Value        Shares          Amount            Capital         (Deficit)
                     -------------     ---------        ------          ------            -------        -----------
Balance -
 October 31, 1994       1,964,620       $196,462       (189,747)       $(259,740)       $4,011,185       $(723,781)

  Stock options
    exercised              10,000          1,000                                             9,000

  Stock warrants
    exercised              25,000          2,500                                            30,313

  Net income                                                                                               828,397
                        ---------       --------       --------        ---------        ----------       ---------

Balance -
 April 30, 1995         1,999,620       $199,962       (189,747)       $(259,740)       $4,050,498       $ 104,616
                        =========       ========       ========        =========        ==========       =========





        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     For The Six Months Ending
                                                     -------------------------
                                                   April 30, 1995   April 30, 1994
                                                   --------------   --------------
Cash flows from operating activities:
  Net income                                          $  828,397      $  585,831
                                                      ----------      ----------

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                          79,552         120,826
    Amortization of capitalized software
      production costs                                    27,456          48,786
   Gain on sale of subsidiary stock                           --        (400,000)
   Gain on sale of assets                                (23,061)            (93)
   Provision for doubtful accounts receivable             30,000          30,000
   Provision for excess and obsolete inventory            15,330          28,453
   Change in assets and liabilities:
    (Increase) decrease in net investment in
      sales-type leases                                 (991,934)       (143,183)
    (Increase) decrease in other receivables            (900,168)        175,527
    (Increase) decrease in inventories                   114,038        (232,807)
    (Increase) decrease in prepaid income taxes          188,714         168,950
     Increase in deferred tax asset                     (119,361)        (73,714)
    (Increase) decrease in prepaid expenses and
      other assets                                      (107,222)        (35,464)
     Increase (decrease) in accounts payable             159,279         (76,564)
     Increase (decrease) in unearned revenue             536,371          52,774
     Increase (decrease) in accrued liabilities          519,071          78,762
                                                      ----------      ----------
       Total adjustments                                (471,935)       (257,747)
                                                      ----------      ----------
         Net cash provided by (used in)
         operating activities                            356,462         328,084
                                                      ----------      ----------

Cash flows from investing activities:
    Proceeds from sale of XRS stock (Note 5)                  --         400,000
    Additions to property, plant & equipment             (59,380)       (107,406)
    Additions to capitalized software production
      costs                                              (35,237)             --
    Proceeds from sale of assets                          34,259              --
                                                      ----------      ----------
        Net cash provided by (used in)
         investing activities                            (60,358)        292,594
                                                      ----------      ----------

Cash flows from financing activities:
  Purchase of treasury stock                                  --        (194,537)
  Exercise of stock options and warrants                  42,813              --
                                                      ----------      ----------
        Net cash used in financing activities             42,813        (194,537)
                                                      ----------      ----------
        Net increase (decrease) in cash and
          cash equivalents                               338,917         426,141

Cash and cash equivalents, beginning of period         1,630,531         997,755
                                                      ----------      ----------
Cash and cash equivalents, end of period              $1,969,448      $1,423,896
                                                      ==========      ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $       --      $      739
  Cash paid during the period for income taxes        $   40,649      $   55,000



        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1995
                                  (Unaudited)


(1)      BASIS OF PRESENTATION

         The consolidated financial statements included herein include the accounts of XETA Corporation and its wholly-owned subsidiary, Xetacom, Inc. Xetacom's operations have been insignificant to date. All significant intercompany accounts and transactions have been eliminated.

         The consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest financial statements filed as part of the Company's Annual Report on Form 10-KSB, Commission File No. 0-16231. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments made were of a normal recurring nature.


(2)      REVOLVING CREDIT AGREEMENT

         On March 7, 1995, the Company renewed and increased its $350,000 revolving line of credit at substantially the same terms and covenants as the previous agreement. The Company is in compliance with all of the provisions of the credit agreement. No advances have been made under either the previous or the extended credit agreement.

         In conjunction with a distributorship agreement with one of the Company's major vendors, the Company has provided a $75,000 letter of credit agreement to the vendor. Under the current credit agreement, the letter of credit reduces the Company's available borrowing line for other uses to $275,000.


(3)      INVENTORIES

         The following are the components of inventories:

                                                              April 31,        October 31,
                                                                1995              1994
                                                             ----------        ----------
                                                             (Unaudited)
         Raw materials                                        $  136,718       $  134,423
         Finished goods                                          874,623          856,932
         Work-in-process                                          18,729           18,435
                                                              ----------       ----------
                                                               1,030,070        1,009,790
         Less reserve for excess
          and obsolete inventory                                 449,031          299,383
                                                              ----------       ----------
                                                              $  581,039       $  710,407
                                                              ==========       ==========


(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                               April 30,        October 31,
                                                                  1995             1994
                                                               ---------        ----------
                                                              (Unaudited)
           Computer field equipment                           $  635,100        $619,896
           Office furniture                                      107,343          98,212
           Other                                                 106,277         104,157
                                                              ----------        --------
                                                                 848,720         822,265

         Less accumulated depreciation                           525,871         468,046
                                                              ----------        --------
                                                              $  322,849        $354,219
                                                              ==========        ========


(5)      UNEARNED INCOME

         Unearned income consists of the following:

                                                      April 30,     October 31,
                                                         1995           1994
                                                      ----------     ----------
                                                      (Unaudited)
         Service contracts                            $  788,181     $  665,870
         Warranty service                                665,040        462,279
         Systems shipped, but not installed               74,207        119,495
         Customer deposits                               346,563        451,896
         Other deferred revenues                          58,357         59,753
                                                      ----------     ----------

         Total current deferred revenue                1,932,348      1,759,293

         Noncurrent unearned service revenues          1,565,344      1,202,029
                                                      ----------     ----------
                                                      $3,497,692     $2,961,322
                                                      ==========     ==========


(6)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                April 30, 1995   Oct. 31, 1994
                                                                --------------   -------------
                                                                  (Unaudited)
                                                                   ---------
Deferred tax assets:
  Prepaid service contracts                                         $ 223,024      $ 211,557
  Nondeductible reserves                                              396,323        277,877
  Book depreciation in excess of tax                                      --          23,142
  Other                                                                50,280         70,201
                                                                    ---------      ---------
Total deferred tax asset                                              669,627        582,777
                                                                    ---------      ---------

Deferred tax liabilities:
  Unamortized capitalized software
    development costs                                                 (41,935)       (39,289)
  Tax income to be recognized on
    sales-type lease contracts                                       (287,405)      (308,660)
                                                                    ---------      ---------
Total deferred tax liability                                         (329,340)      (347,949)
                                                                    ---------      ---------
Net deferred tax asset                                                340,287        234,828
    Less valuation allowance                                               --       (107,618)
                                                                    ---------      ---------
Net deferred tax asset                                              $ 340,287      $ 127,210
                                                                    =========      =========


         In accordance with FAS 109, the Company recorded a valuation allowance against the net deferred tax asset at October 31, 1994 as the realization of the future benefits associated with the reversal of the temporary differences above was not assured. During the period ending April 30, 1995, the Company recognized the remaining previously reserved tax asset to reduce its federal tax provision.


(7)      INTEREST AND OTHER INCOME

         Interest and other income for the quarter and six months ending April 30, 1995, consists primarily of interest income earned from sales-type leases and cash investments.


(8)      FOOTNOTES INCORPORATED BY REFERENCE

         Certain footnotes are applicable to the consolidated financial statements, but would be substantially unchanged from those presented in the Company's Annual Report on Form 10-KSB, Commission File No. 0-16231, filed with the Securities and Exchange Commission on January 25, 1995. Accordingly, reference should be made to those statements for the following:

         Note                     Description
         ----                     -----------
           1              Business and summary of significant accounting policies

           3              Cash and cash equivalents

           4              Income taxes

           5              Preferred stock in Xeta Reservation Systems, Inc.

           7              Accrued liabilities

           9              Stock options

          10              Commitments

          11              Major customers

          13              Other receivables

          14              Employment agreements

          15              Contingency

          16              Earnings per share

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the second quarter of fiscal 1995, XETA Corporation ("the Company") recorded a 68% increase in revenues compared to the second quarter of fiscal 1994. For the year to date, revenues have increased 100% over the previous year. After tax net income increased 56% and 41% for the three and six month periods ending April 30, 1995, respectively, compared to the same periods in fiscal 1994. Management attributes these gains to the mandated changes in the North American Numbering Plan ("NANP"), continued acceptance of its XL Series call accounting systems and its PBX product and service offerings.

The changes in the NANP, which began taking effect in mid-1994, consist of several changes in the dialing patterns of phone numbers used in most of North America. With respect to hotel telecommunications equipment, the most significant change was to begin issuing area codes with a middle digit other than a zero or one. This change has enabled much needed new area codes to be issued. Development of modifications to the Company's products to accommodate this change were completed in mid-1994 and the Company has experienced a surge in orders for upgrades of systems for the past three quarters. Many of these orders have been for complete replacement of existing call accounting and answer detection systems as customers have chosen to install the Company's XL Series PC-based systems. The Company has also been active in the upgrade of existing Hitachi PBX systems to comply with the NANP changes, although the magnitude of these orders is significantly less than the revenues generated by upgrades and replacements of the Company's call accounting and answer detection systems. Subsequent to April 30, 1995, the Company received orders for an additional 250 call accounting systems representing approximately $1.2 million in system sales plus associated installation and service revenues. Installations of these systems are expected to occur ratably over the next four quarters. These orders represent the majority of the remainder of the upgrade orders expected to be received as a result of the NANP.

Management continues to be pleased with the success of its entry into the PBX product and service market. Revenues from sales of new PBX systems increased nearly 50% during the second quarter as compared to the first quarter of fiscal 1995 and have increased well over 100% over fiscal 1994 levels. The Company continues to expand this area of its business. It has recently opened a sales office in Indianapolis to serve the midwestern United States, and has plans to locate additional offices in the northeast and southeast in the near future. The increase in the size of the sales force in conjunction with the continued market acceptance of the Company's PBX product offering is expected to result in continued growth in revenues and increasing market share related to PBX activities, although no assurance can be given.

Financial Condition

During the first six months of fiscal 1995, the Company continued to strengthen its financial condition. During this period, total assets of the Company grew 30% and net worth increased 27%. Management has utilized the Company's financial strength and cash balances in the Company's marketing programs, primarily through expanding its XETAPLAN program to customers needing to upgrade their systems to comply with the NANP changes. The offering of favorable payment terms was a key factor in many customers' decisions, including some of the Company's major customers, to upgrade their systems with new equipment.

Management continues to evaluate alternatives for effective use of its cash balances and overall financial strength. The expansion of the XETAPLAN program discussed above and the stock repurchase program which occurred during fiscal 1994 are directly attributable to those evaluations. Alternatives which management expects to consider as the opportunity arises include additional financing programs similar to the XETAPLAN program and synergistic acquisitions to further expand the Company's presence in the lodging market.

Results of Operations

Net sales and service revenues increased 68% and 100% for the three and six month periods ending April 30, 1995, respectively, compared to those same periods in 1994. Sales of new systems increased 86% and 143% for the three and six month periods, respectively. This increase consisted of increases in sales of call accounting/answer detection systems primarily related to the NANP changes discussed above and increases in sales of PBX systems. Sales of new PBX systems grew to 58% of total systems sales in the second quarter of fiscal 1995 compared to 50% in the second quarter of fiscal 1994. Installation and service revenues increased 48% and 59% for the three and six month periods ending April 30, 1995, respectively, compared to the same periods in fiscal 1994. These revenues have also been positively affected by the increased installation activity related to the NANP changes and the Company's rapid expansion into the PBX service market. While revenues from maintenance contracts on call accounting and answer detection systems still represent the majority of the Company's installation and service revenues, approximately one-third of service revenues are now earned from PBX installation and service activities.

Although much of the recent increase in revenues is the result of the changes in the NANP, management believes that through the continued commitment of resources to hire experienced sales and technical personnel for its PBX product and service lines, further enhancements of existing products, and the introduction of new products, it is possible the Company can sustain the current sales levels in the future.

Gross margins earned on net sales and service revenues was 39% in the second quarter of fiscal 1995 compared to 43% in the second quarter of fiscal 1994. For the year to date period ending April 30, 1995, gross margins on all revenues was 43% compared to 42% for the year earlier period. The gross margins earned on systems sales has decreased during fiscal 1995 reflecting the increased proportion of PBX products sold compared to call accounting products. Margins on sales of PBX and voice mail systems, which the Company sells as an authorized distributor for the manufacturers, are lower than the margins earned on Company manufactured products such as the XL Series product line. Gross margins earned on installation and service revenues were 37% for the second quarters of both fiscal 1995 and fiscal 1994. Margins earned on installation and service revenues increased from 32% for the first six months of fiscal 1994 to 37% for the first half of fiscal 1995, reflecting the fact that the revenues from these activities has grown to a sufficient level to sustain the increases in personnel and the additions of new service locations that have been necessary to be successful in the PBX installation and service market.

Operating expenses increased 25% in the second quarter of fiscal 1995 compared to the second quarter of fiscal 1994 and are up 36% for the first six months of fiscal 1995 compared to the first half of fiscal 1994. Although overhead expenses related to engineering, accounting and administration have increased slightly as personnel has been added to handle the recent growth of the Company, most of the increases in operating costs relate to commissions and executive bonuses which generally increase in proportion to sales levels and profitability. In addition to these costs, the Company continues to invest in research and development activities recognizing that new product development and the service capabilities designed into its products have been a key factor in the Company's success throughout its history. During the quarter just ended, some of these projects reached the technologically feasible stage and in accordance with generally accepted accounting principles, approximately $35,000 of software production costs were capitalized.

Interest and other income increased $59,000 or 160% in the quarter ending April 30, 1995 compared to the same quarter in fiscal 1994. For the year to date periods, interest and other income was $174,000 in fiscal 1995 compared to $464,000 in fiscal 1994. Other income in fiscal 1994 includes a $400,000 gain from the sale of the Company's investment in XETA Reservations Systems, Inc. and therefore was not a recurring event. Interest and other income recognized during fiscal 1995 consists primarily of interest income earned on the Company's investment in sales-type leases and cash investments. During fiscal 1995, the number of sales-type leases has increased dramatically as the Company offered its XETAPLAN program at favorable lease rates to encourage its customers to upgrade their existing systems with new Company systems. Interest income has also increased as a result of a 20% increase in cash balances during the first half of fiscal 1995 and overall higher interest rates earned on short term investments in fiscal 1995 compared to fiscal 1994.


         The provision for federal and state income taxes increased from $23,000 during the second quarter of fiscal 1994 to $209,000 in the second quarter of fiscal 1995 and increased from $23,000 for the first half of fiscal 1994 to $414,000 for the first half of fiscal 1995. At the beginning of fiscal 1994, the Company recorded a net tax asset in accordance with the adoption of Financial Accounting Standards (SFAS) No. 109. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in a company's financial statements or tax return. In accordance with SFAS 109, the Company recorded a valuation allowance equal to the net tax asset as the realization of the future benefits associated with the reversal of the temporary timing differences was not assured. During fiscal 1994, the Company reduced the valuation allowance to reflect the realization of $389,000 in tax benefits of reversing timing differences. During the first quarter of fiscal 1995, the Company reduced the valuation allowance to zero reflecting the realization of the remaining $107,000 in tax benefits of reversing timing differences.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

         There has been no material change in the Company's position with respect to the Phonometrics patent infringement litigation filed against certain of the Company's customers and implicating the Company's call accounting systems (along with other vendors' call accounting, voice mail, and PBX systems), as discussed in more detail in the Company's Form 10-KSB for the fiscal year ended October 31, 1994, filed with the SEC in January, 1995. As of June 9, 1995, the Company has not been named as a party in any of these lawsuits. The lawsuits pending against the Company's customers are still in the early stages and the Company is not aware of any significant developments or progress in any of these cases since its disclosure of this matter in its 10-QSB for the first quarter of fiscal 1995.

         The Company continues to believe that its legal position in defense of Phonometrics' allegations of patent infringement is strong.



Items 2 through 5 of Part II have been omitted because they are inapplicable or the response thereto is negative.



Item 6.

         (a)     Exhibits - See the Exhibit Index at Page 14.

         (b) Reports on Form 8-K - During the quarter for which this report is filed, the Registrant did not file any reports with the Securities and Exchange Commission on Form 8-K.



Signatures

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           XETA CORPORATION
                                           (Registrant)


Dated:  June 9, 1995                       By: /s/ JACK R. INGRAM
       ------------------                     ---------------------------
                                                   Jack R. Ingram
                                                   President


Dated:  June 9, 1995                       By: /s/ ROBERT B. WAGNER
       ------------------                     ---------------------------
                                                   Robert B. Wagner
                                                   Vice President of Finance

                                 EXHIBIT INDEX



SEC. NO.                Description                                                                        Page
- -------                 -----------                                                                        ----
  (2)            Plan of acquisition, reorganization, arrangement,
                 liquidation or succession - None.                                                          -

  (4)            Instruments defining rights of security holders,
                 including indentures - previously filed as Exhibits 3.1,
                 3.2 and 3.3 to the Registrant's Registration Statement
                 on Form S-1, Registration No. 33-7841.                                                     -

 (11)            Statement re:  computation of per share earnings - Inapplicable.                           -

 (15)            Letter re:  unaudited interim financial information - Inapplicable.                        -

 (18)            Letter re:  change in accounting principles - Inapplicable.                                -

 (19)            Previously unfiled documents - Indicated by
                 asterisk (*).                                                                              -

 (20)            Report furnished to security holders - None.                                               -

 (23)            Published report regarding matters submitted to a vote
                 of security holders - None.                                                                -

 (24)            Consents of experts and counsel - None.                                                    -

 (25)            Power of attorney - None.                                                                  -

 (27)            Financial Data Schedule                                                                    -

 (28)            Additional exhibits - None.                                                                -