Form 10QSB
period 1995-07-31
XETA CORP
filed 1995-09-14
CIK 742550

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For Quarter Ended JULY 31, 1995

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-16231


                                 XETA Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Oklahoma                                               73-1130045
--------------------------------------------------------------------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

    4500 S. Garnett, Suite 1000, Tulsa, Oklahoma                      74146
--------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)

                                  918-664-8200
--------------------------------------------------------------------------------
              (Registrants telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X         No
                                 ---           ---

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                              Outstanding at September 1, 1995
--------------------------------                --------------------------------
Common Stock, $.10 par value                              1,809,873




                         Page 1 of 14 consecutive pages
                       Exhibit Index appears on Page 14.

                         PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                                                        Page No.
                                                                                     -------
                 Consolidated Balance Sheets - July 31, 1995 and                        3
                   October 31, 1994

                 Consolidated Statements of Operations - For the                        4
                   Three and Nine Months Ended July 31, 1995 and
                   1994

                 Consolidated Statements of Shareholders' Equity -                      5
                   November 1, 1994 through July 31, 1995

                 Consolidated Statements of Cash Flows - For the                        6
                   Nine Months Ended July 31, 1995 and 1994

                 Notes to Consolidated Financial Statements                             7

                                XETA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                                          ASSETS

                                                                July 31, 1995        October 31, 1994
                                                                -------------        ----------------
                                                                 (Unaudited)
Current Assets:
  Cash and cash equivalents                                      $2,366,155              $1,630,531
  Current portion of net investment in
    sales-type leases                                             1,293,916                 904,725
  Other receivables, net                                          1,207,277                 962,536
  Inventories, net (Note 3)                                       1,003,462                 710,407
  Prepaid income taxes                                                   --                 188,714
  Current deferred tax asset, net (Note 6)                          516,220                 302,143
  Prepaid expenses and other assets                                  83,215                  45,041
                                                                 ----------              ----------
    Total current assets                                          6,470,245               4,744,097
                                                                 ----------              ----------

Noncurrent Assets:
  Net investment in sales-type leases,
    less current portion above                                    2,484,601               1,736,122
  Property, plant, & equipment, net (Note 4)                        306,520                 354,219
  Capitalized software production costs, net of
    accumulated amortization of $200,274 at July
    31, 1995 and $262,400 at Oct. 31, 1994                          164,847                 115,556
  Other assets                                                      171,849                 113,761
                                                                 ----------              ----------
    Total noncurrent assets                                       3,127,817               2,319,658
                                                                 ----------              ----------

    Total assets                                                 $9,598,062              $7,063,755
                                                                 ==========              ==========

                                            LIABILITIES & SHAREHOLDERS' EQUITY
                                            ----------------------------------

Current liabilities:
  Accounts payable                                               $  244,312              $  241,745
  Unearned revenue (Note 5)                                       1,984,828               1,759,293
  Accrued liabilities                                               515,576                 372,163
  Accrued federal and state income taxes                            709,036                  89,466
                                                                 ----------              ----------
    Total current liabilities                                     3,453,752               2,462,667
                                                                 ----------              ----------

Unearned service revenue (Note 5)                                 1,445,320               1,202,029
                                                                 ----------              ----------

Noncurrent deferred tax liability, net (Note 6)                     303,385                 174,933
                                                                 ----------              ----------

Commitments (Note 10)

Shareholders' equity:
  Common stock; $.10 par value; 10,000,000
   shares authorized, 1,999,620 and 1,964,620
   issued and outstanding at July 31, 1995
   and October 31, 1994, respectively                               199,962                 196,462
  Paid-in capital                                                 4,050,498               4,011,185
  Retained earnings (deficit)                                       404,885                (723,781)
                                                                 ----------              ----------
                                                                  4,655,345               3,483,866
  Less treasury stock, at cost                                     (259,740)               (259,740)
                                                                 ----------              ----------
   Total shareholders' equity                                     4,395,605               3,224,126
                                                                 ----------              ----------
   Total liabilities & shareholders' equity                      $9,598,062              $7,063,755
                                                                 ==========              ==========

       The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                         For the Three Months       For the Nine Months
                                           Ending July 31,            Ending July 31,
                                          1995          1994         1995          1994
                                          ----          ----         ----          ----
Sales of systems                        $1,640,995   $  893,077    $5,263,402    $2,383,139
Installation and service revenues        1,290,838      881,447     3,773,088     2,438,392
                                        ----------   ----------    ----------    ----------
  Net sales and service revenues         2,931,833    1,774,524     9,036,490     4,821,531
                                        ----------   ----------    ----------    ----------

Cost of sales                              924,053      507,239     2,853,826     1,205,541
Installation and service cost              832,886      623,793     2,386,423     1,687,674
                                        ----------   ----------    ----------    ----------
  Total cost of sales and service        1,756,939    1,131,032     5,240,249     2,893,215
                                        ----------   ----------    ----------    ----------

    Gross profit                         1,174,894      643,492     3,796,241     1,928,316
                                        ----------   ----------    ----------    ----------


Operating expense:
  Selling, general and administrative      636,709      425,851     1,936,920     1,338,050
  Engineering, research and
    development, and amortization of
    capitalized software production
    costs                                  120,942      123,819       373,179       351,583
                                        ----------   ----------    ----------    ----------
  Total operating expenses                 757,651      549,670     2,310,099     1,689,633
                                        ----------   ----------    ----------    ----------
Income from operations                     417,243       93,822     1,486,142       238,683

  Interest and other income                101,636       35,962       275,524       500,462

  Interest and other expense                    --         (847)           --        (1,876)
                                        ----------   ----------    ----------    ----------

Income before provision for income
  taxes                                    518,879      128,937     1,761,666       737,269
Provision for income taxes                 218,610       10,500       633,000        33,000
                                        ----------   ----------    ----------    ----------


Net income                              $  300,269   $  118,437    $1,128,666    $  704,269
                                        ==========   ==========    ==========    ==========


Income per common and common
  equivalent share:
  Primary                                 $    .13     $    .05      $    .52      $    .31
                                          ========     ========      ========      ========
  Fully diluted                           $    .13     $    .05      $    .51      $    .31
                                          ========     ========      ========      ========


Weighted avg. shares outstanding         1,809,873    1,781,529     1,795,196     1,888,614
                                         =========    =========     =========     =========

Weighted avg. share equivalents -
  Primary                                2,237,390    2,250,782     2,191,027     2,304,260
                                         =========    =========     =========     =========
  Fully diluted                          2,237,390    2,250,782     2,203,878     2,304,260
                                         =========    =========     =========     =========

       The accompanying notes are an integral part of these statements.

                               XETA CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    NOVEMBER 1, 1994 THROUGH JULY 31, 1995
                                 (Unaudited)




                           Common Stock                    Treasury Stock
                     -------------------------          --------------------
                       Number of                                                                          Retained
                     Shares Issued                                                        Paid-in         Earnings
                     & Outstanding     Par Value        Shares          Amount            Capital         (Deficit)
                     -------------     ---------        ------          ------            -------        ----------
Balance -
 October 31, 1994       1,964,620       $196,462       (189,747)       $(259,740)       $4,011,185       $(723,781)

  Stock options
    exercised              10,000          1,000                                             9,000

  Stock warrants
    exercised              25,000          2,500                                            30,313

  Net income                                                                                             1,128,666
                        ---------       --------       --------        ---------        ----------       ---------

Balance -
 July 31, 1995          1,999,620       $199,962       (189,747)       $(259,740)       $4,050,498       $ 404,885
                        =========       ========       ========        =========        ==========       =========

       The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      For The Nine Months Ending
                                                      --------------------------
                                                     July 31, 1995  July 31, 1994
                                                     -------------  -------------
Cash flows from operating activities:
  Net income                                          $1,128,666     $  704,269
                                                      ----------     ----------

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                         118,218        168,395
    Amortization of capitalized software
      production costs                                    41,184         73,179
   Gain on sale of subsidiary stock                           --       (400,000)
   Gain on sale of assets                                (15,691)        (1,835)
   Provision for doubtful accounts receivable             45,000         45,000
   Provision for excess and obsolete inventory            13,483         61,718
   Change in assets and liabilities:
    (Increase) decrease in net investment in
      sales-type leases                               (1,137,670)      (415,806)
    (Increase) decrease in other receivables            (289,741)       162,186
    (Increase) decrease in inventories                  (306,538)      (102,798)
    (Increase) decrease in prepaid income taxes          188,714        182,852
     Increase in deferred tax asset                      (85,625)      (136,686)
    (Increase) decrease in prepaid expenses and
      other assets                                       (96,262)        (7,763)
     Increase (decrease) in accounts payable               2,567        (37,976)
     Increase (decrease) in unearned revenue             468,827        199,574
     Increase (decrease) in accrued liabilities          143,414         34,017
     Increase in accrued income taxes                    619,570        159,452
                                                      ----------     ----------
       Total adjustments                                (290,550)       (16,491)
                                                      ----------     ----------
         Net cash provided by (used in)
         operating activities                            838,116        687,778
                                                      ----------     ----------

Cash flows from investing activities:
    Proceeds from sale of XRS stock (Note 5)                  --        400,000
    Additions to property, plant & equipment             (89,087)      (167,273)
    Additions to capitalized software production
      costs                                              (90,477)            --
    Proceeds from sale of assets                          34,259          4,280
                                                      ----------     ----------
        Net cash provided by (used in)
         investing activities                           (145,305)       237,007
                                                      ----------     ----------

Cash flows from financing activities:
  Purchase of treasury stock                                  --       (259,740)
  Exercise of stock options and warrants                  42,813             --
                                                      ----------     ----------
        Net cash used in financing activities             42,813       (259,740)
                                                      ----------     ----------
        Net increase (decrease) in cash and
          cash equivalents                               735,624        665,045

Cash and cash equivalents, beginning of period         1,630,531        997,755
                                                      ----------     ----------
Cash and cash equivalents, end of period              $2,366,155     $1,662,800
                                                      ==========     ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $       --     $      985
  Cash paid during the period for income taxes        $   48,266     $   55,000


       The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1995
                                  (Unaudited)


(1)      BASIS OF PRESENTATION

         The consolidated financial statements included herein include the accounts of XETA Corporation and its wholly- owned subsidiary, Xetacom, Inc. Xetacom's operations have been insignificant to date. All significant intercompany accounts and transactions have been eliminated.

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


(3)      INVENTORIES

         The following are the components of inventories:

                                                               July 31,        October 31,
                                                                1995              1994
                                                             -----------       -----------
                                                             (Unaudited)
         Raw materials                                        $  193,356       $  134,423
         Finished goods                                        1,232,620          856,932
         Work-in-process                                          26,517           18,435
                                                              ----------       ----------
                                                               1,452,493        1,009,790
         Less reserve for excess
          and obsolete inventory                                 449,031          299,383
                                                              ----------       ----------
                                                              $1,003,462       $  710,407
                                                              ==========       ==========

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                 July 31,      October 31,
                                                                  1995            1994
                                                               -----------     -----------
                                                               (Unaudited)
           Computer field equipment                             $621,372        $619,896
           Office furniture                                      107,932          98,212
           Other                                                 106,277         104,157
                                                                --------        --------
                                                                 835,581         822,265

         Less accumulated depreciation                           529,061         468,046
                                                                --------        --------
                                                                $306,520        $354,219
                                                                ========        ========


(5)      UNEARNED INCOME

         Unearned income consists of the following:

                                                            July 31,     October 31,
                                                             1995           1994
                                                          -----------    -----------
                                                          (Unaudited)
         Service contracts                                $  968,182     $  665,870
         Warranty service                                    543,234        462,279
         Systems shipped, but not installed                  224,788        119,495
         Customer deposits                                   194,231        451,896
         Other deferred revenues                              54,393         59,753
                                                           ---------      ---------

         Total current deferred revenue                    1,984,828      1,759,293

         Noncurrent unearned service revenues              1,445,320      1,202,029
                                                          ----------     ----------
                                                          $3,430,148     $2,961,322
                                                          ==========     ==========


(6)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                 July 31, 1995  Oct. 31, 1994
                                                                 -------------  -------------
                                                                  (Unaudited)
                                                                  -----------
Deferred tax assets:
  Prepaid service contracts                                         $ 136,380      $ 211,557
  Nondeductible reserves                                              428,553        277,877
  Book depreciation in excess of tax                                   25,160         23,142
  Other                                                                88,650         70,201
                                                                    ---------      ---------
Total deferred tax asset                                              678,743        582,777
                                                                    ---------      ---------

Deferred tax liabilities:
  Unamortized capitalized software
    development costs                                                 (56,048)       (39,289)
  Tax income to be recognized on
    sales-type lease contracts                                       (409,860)      (308,660)
                                                                    ---------      ---------
Total deferred tax liability                                         (465,908)      (347,949)
                                                                    ---------      ---------
Net deferred tax asset                                                212,835        234,828
    Less valuation allowance                                               --       (107,618)
                                                                    ---------      ---------
Net deferred tax asset                                              $ 212,835      $ 127,210
                                                                    =========      =========

         In accordance with FAS 109, the Company recorded a valuation allowance against the net deferred tax asset at October 31, 1994 as the realization of the future benefits associated with the reversal of the temporary differences above was not assured. During the second quarter of fiscal 1995, the Company recognized the remaining previously reserved tax asset to reduce its federal tax provision.


(7) INTEREST AND OTHER INCOME

    Interest and other income for the quarter and nine months ending July 31, 1995, consists primarily of interest income earned from sales-type leases and cash investments.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter ending July 31, 1995, XETA Corporation ("the Company") recorded net income of $300,000 on net sales revenues of $2,932,000, representing increases of 154% and 65%, respectively, compared to the third quarter of fiscal 1994. For the nine month period ending July 31, 1995, net income was up 60% to $1,129,000 and net sales increased 87% to $9,036,000. These gains have been the result of sales generated by the mandated changes in the North American Numbering Plan ("NANP"), continued acceptance of the Company's XL Series call accounting systems and its PBX product and service offering.

Beginning in mid-1994, mandated changes were made in the dialing patterns of telephone numbers used in most of North America. These dialing patterns, collectively referred to as the NANP, were changed to allow for the issuance of much needed new telephone numbers. The most significant change to the NANP was to allow a digit other than a zero or one as the middle digit in an area code. Most telecommunications equipment required an upgrade or replacement to accommodate the new dialing patterns. In hotels, this meant that almost all call accounting systems, answer detection systems and PBX's required upgrade or replacement. For the past four quarters, the Company has experienced a surge in orders for upgrades or replacements of systems. Many of the Company's customers elected to replace their systems with the new XL Series system, a PC-based line of call accounting and answer detection products. The Company was also active in the upgrades of existing Hitachi PBX systems to comply with the NANP changes. While the surge in new orders related to NANP activity is over, the Company has a substantial backlog of NANP related orders for call accounting systems. These orders will produce significant systems sales revenues and associated installation and service revenues, although decreasing each quarter, through the second quarter of fiscal 1996.

Revenues from the Company's PBX sales and service activities, begun in mid-1993, continue to exceed expectations. The Company is a nation-wide distributor of Hitachi telephone systems and despite strong competition in the lodging industry, the Company has been very successful in both the sales of new Hitachi PBX's and in securing service contracts from hotels which already have Hitachi systems. For the year, net sales of new PBX systems have increased over 170% and revenues from installation and service of PBX's has increased over 230% from the corresponding period for the previous fiscal year. During the year, the Company has added sales offices in Indiana and New Jersey and has staffed the offices with experienced salesmen. With the continued acceptance of the Company's PBX product and service offering and the increase in the size of its sales force, management expects continued growth in revenues from these activities, although no assurance can be given.


FINANCIAL CONDITION

The Company's financial strength continues to play an important role in the success of the Company's sales and marketing plans. During the fiscal year to date, total assets and net worth have each grown 36%. In addition, the Company has no outstanding bank debt. Management has used the Company's financial strength in its marketing programs, primarily by offering its XETAPLAN programs to customers needing to upgrade their systems to comply with the NANP changes discussed above. These upgrades were largely unforeseen and not budgeted by hotels, so the Company's ability to offer favorable payment terms was a key factor in many customers' decisions to upgrade their systems with new equipment.

Management plans to continue to use its strong balance sheet and cash position to its advantage in the marketplace. Continued expansion of the XETAPLAN program is expected. In addition, other alternatives, such as financing the expansion of the Company's products and services into new markets and synergistic acquisitions will also be considered as opportunities arise.


RESULTS OF OPERATIONS

Net sales and service revenues increased 65% to $2,932,000 for the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 and have increased 87% to $9,036,000 for the year-to-date period. Revenues from both the sales of new systems and installation and service revenues have increased dramatically during fiscal 1995 for the reasons discussed above. Revenues from sales of new call accounting systems are expected to remain strong, although decline with each quarter, through the second quarter of the next fiscal year. Revenues from maintenance contracts on the Company's installed base of call accounting systems should remain stable for the foreseeable future. Despite the expected future decline in sales of new call accounting systems, management believes that through the expansion of its sales force, continued market acceptance of its PBX service programs and the introduction of new products and services, the Company can continue to sustain or exceed its current sales levels for the near future. Acceptance of the Company's entry into the PBX market has exceeded management's expectations to date. While the Company has already established itself as a major nation-wide distributor of Hitachi PBX systems to the lodging industry, the Company has just scratched the surface of the potential lodging market for such systems.

Gross margins earned on net sales and service revenues were 40% in the third quarter of fiscal 1995 compared to 36% for the third quarter of fiscal 1994. Gross margins for the nine month period ending July 31, 1995 were 42% compared to 40% for the year earlier period. Margins earned on sales of systems have edged lower as sales of PBX systems have increased over the past two years. Margins on PBX-related equipment, which the Company sells as an authorized distributor for the vendors, are lower than the margins earned on the Company's call accounting and answer detection systems, which are manufactured by the Company. The gross margins earned on installation and service activities have increased during fiscal 1995 compared to fiscal 1994, reflecting primarily the fact that revenues have grown to sufficient levels to sustain the increased field and administrative personnel needed to support the Company's entry into the PBX installation and service market. Management believes that the margins currently being earned on installation and service activities are acceptable.

Operating expenses increased 38% during the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994 and increased 37% for the nine month period ending July 31, 1995 compared to the nine month period a year ago. These increases are primarily attributable to increases in commissions and executive bonuses which have increased due to increases in sales and profits. Other increases relate to additional sales, administration and engineering personnel added during the year. Included in operating expenses are the costs associated with research and development of new products and enhancements to existing products. The Company has continued to invest heavily in these activities, recognizing that innovative products and the service-friendly design of those products have been a key factor in the Company's success throughout its existence. Some of the products currently under development have reached the technological feasibility stage and in accordance with generally accepted accounting principles, approximately

$90,000 of software production costs have been capitalized during the year.

Interest and other income increased $66,000 or 183% during the third quarter of fiscal 1995 compared to the third quarter of fiscal 1994. Interest and other income was $276,000 for the first nine months of fiscal 1995 compared to $500,000 during the first nine months of fiscal 1994. Other income for fiscal 1994 included a $400,000 nonrecurring gain from the sale of the Company's investment in XETA Reservations Systems, Inc. The increase in interest and other income during fiscal 1995 relates to substantial increases in interest income earned from sales-type leases under the XETAPLAN program and increased income from cash investments. As discussed above, the XETAPLAN program was utilized extensively during the past four quarters to encourage customers to upgrade their systems with new Company systems. These XETAPLANS were primarily extended to existing customers, including one of the Company's major customers, at favorable lease rates. Also contributing to the increase in interest income is the increase in the amount of cash invested and the slightly higher yields available on short-term, highly liquid investments.

The provision for federal and state income taxes increased from $10,500 during the third quarter of fiscal 1994 to $219,000 for the third quarter of fiscal 1995. For the year to date, the provision for income taxes is $633,000 during fiscal 1995 compared to $33,000 for the year earlier period. The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 109 on November 1, 1994. There was no impact on the Company's results of operations at the time of adoption of SFAS 109 which requires recognition of deferred tax liabilities and assets for the expected future consequences of events that have been included in a company's financial statements or tax return. In accordance with SFAS 109, the Company recorded a valuation allowance equal to the net tax asset as the realization of the future benefits associated with reversing temporary timing differences was not assured. During fiscal 1994, the Company reduced the valuation allowance to reflect the realization of $389,000 in tax benefits of reversing timing differences. During the first quarter of fiscal 1995, the Company reduced the valuation allowance to zero reflecting the realization of the remaining $107,000 in tax benefits of reversing temporary timing differences.

PART II.  OTHER INFORMATION


Item 1.      Legal Proceedings

    There has been no material change in the Company's position with respect to the Phonometrics patent infringement litigation filed against certain of the Company's customers and implicating the Company's call accounting systems (along with other vendors' call accounting, voice mail, and PBX systems), as discussed in more detail in the Company's Form 10- KSB for the fiscal year ended October 31, 1994, filed with the SEC in January, 1995. As of September 1, 1995, the Company has not been named as a party in any of these lawsuits. The lawsuits pending against the Company's customers are still in the early stages and the Company is not aware of any significant developments or progress in any of these cases since its disclosure of this matter in its 10-QSB for the first quarter of fiscal 1995. The Company continues to believe that its legal position in defense of Phonometrics' allegations of patent infringement is strong.

    On June 16, 1995, Associated Business Telephone Company ("ABTS"), a former distributor for the Company, brought suit against the Company in the Superior Court of Camden County, New Jersey, based upon allegations of breach of warranty, breach of contract and tortious interference with business relationships. The alleged claims arise in connection with a distributor's agreement pursuant to which the Company sold multiple XD-8200 call accounting systems to an affiliate of ABTS, and a maintenance agreement pursuant to which the Company furnished service to the systems. ABTS seeks to recover damages from the Company, although no specific amount is alleged in the petition. The Company intends to vigorously defend this lawsuit.

Items 2 through 5 of Part II have been omitted because they are inapplicable or the response thereto is negative.

Item 6.
    (a)      Exhibits - See the Exhibit Index at Page ____.

    (b) Reports on Form 8-K - During the quarter for which this report is filed, the Registrant did not file any reports with the Securities and Exchange Commission on Form 8-K.


Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               XETA CORPORATION
                                               (Registrant)


Dated: September 12, 1995                      By: /s/ JACK R. INGRAM
                                                   Jack R. Ingram
                                                   President


Dated: September 12, 1995                      By: /s/ ROBERT B. WAGNER
                                                   Robert B. Wagner
                                                   Vice President of Finance

                                 EXHIBIT INDEX



SEC. NO.                     Description                                                                Page
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