Form 10KSB40
period 1995-10-31
XETA CORP
filed 1996-01-29
CIK 742550

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
         ACT OF 1934

     For the fiscal year ended October 31, 1995

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

Commission file number 0-16231

                                XETA Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                       73-1130045
--------------------------------                  ------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                       Identification Number)

       4500 S. Garnett, Suite 1000, Tulsa, Oklahoma                  74146
--------------------------------------------------------------------------------
       (Address of principal executive offices)                   (Zip Code)

Issuer's telephone number, including area code (918) 664-8200
                                               --------------

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.10 par value
--------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes   X   No
                                     -----    -----

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $12,385,000.

         The aggregate market value of the issued and outstanding voting stock held by non-affiliates of the registrant as of December 31, 1995 (based upon the average bid and asked prices of these shares) was approximately $28,390,350.

         The number of shares outstanding of the registrant's Common Stock as of December 31, 1995 was 2,134,820.

                      Exhibit Index appears at Page 31.

                                     PART I

ITEM 1. BUSINESS

DEVELOPMENT AND DESCRIPTION OF BUSINESS

         XETA Corporation (the "Company") provides telecommunications systems and services to the lodging industry. The Company's products include PBX systems, voice mail, call accounting and answer detection. These products represent the primary systems used by hotels to provide telephone-related services and amenities to their guests, as well as the information necessary to bill guests for telephone calls and properly manage the telecommunications environment at the hotel. Installation and service of the Company's products represents an integral part of the Company's business and, together with the reliability of its products, forms the foundation of the Company's reputation in the lodging industry.

PRODUCTS

         PBX Systems. A PBX connects the hotel to outside telephone networks operated by common carriers and routes calls to, from and between extensions within the hotel. The Company provides PBX systems (also known as "switches") through a nation-wide, nonexclusive distributorship with Hitachi Telecom (USA), Inc. ("Hitachi"). The Company sells Hitachi's HCX 5000 Series Digital Communications systems. The Hitachi 5000 Series PBX is equipped with Hitachi's WelCOMM lodging specific software and is a state-of-the-art telephone system designed to integrate with nearly all aspects of the hotel's operations.

         The Company's distributorship agreement with Hitachi is renewable on March 31 of each year. The pricing structure provided in the distributorship agreement is dependent upon the Company's purchase of a designated number of systems annually. Management believes that the Company will meet the annual purchase requirements for the current contract year and that the agreement will be renewed on March 31, 1996 on the same or similar terms. The Company's ability to meet the purchase requirements during any contract year ultimately depends upon the volume and timing of sales orders it receives. The Company's inability to meet the annual purchase requirements or to renew the agreement on the same or similar terms could have a material, adverse effect on the Company's PBX activities.

         As part of its package of PBX related products, the Company also offers voice mail systems. Most of the Company's sales of voice mail are in conjunction with the sale of a new PBX system, although the Company also sells voice mail systems on a stand alone basis. The Company distributes these systems under a nationwide, nonexclusive agreement with Centigram Communications Corporation ("Centigram"), which agreement is cancellable by either party upon ninety (90) days notice. The Centigram systems are equipped with lodging specific software. While it has been the Company's experience that Centigram systems are the preferred voice mail system among its customers, management believes that the cancellation of the Centigram agreement, or the occurrence of any other event which would render Centigram unable to supply its systems or parts to the Company, would not have a material adverse effect on the Company.

         Subsequent to the end of the fiscal year, the Company announced that it was nearing completion of development of a new PBX related product to be marketed under the name "XPANDER". XPANDER is the Company's first proprietary product related to its PBX product line and is designed with the same diagnostic and remote service capabilities that have always been standard in the Company's call accounting products. XPANDER is designed primarily to respond to a growing desire by hoteliers to add additional telephone extensions in their hotel rooms. These additional extensions will be utilized primarily by guests who wish to make data calls to and from the hotel via a laptop computer or fax machine while still having the capability to make or receive voice calls on a separate telephone line. While the volume of these types of calls is currently small, hotels are facing the potential of being perceived as lacking a critical guest amenity if such service is not provided. The current industry solution to this need is to increase the size of the existing PBX.
For most models, this solution is expensive both in terms of initial acquisition costs and on-going maintenance costs. XPANDER is designed as an addition to an existing PBX to provide additional working telephone extensions in each room at significantly lower acquisition and on-going service costs. While XPANDER can transmit both voice and data calls, it is designed to handle data calls quickly and reliably.

         A prototype of XPANDER has been demonstrated to the Company's major customers and to date, has been favorably received. However, this market is in its initial stages of development and the full potential of the market cannot yet be determined. The success of XPANDER will depend to a great degree on how strongly the market believes that additional telephone extensions are an essential guest amenity and on the number of extensions that are ultimately added. Field testing of XPANDER is expected to be completed during the Company's second fiscal quarter and sales and installations should begin during the last half of fiscal 1996. While no assurance can be given, management believes that sales of XPANDER will represent a significant part of the Company's revenue base as this market emerges.

         Call Accounting Products. Call accounting systems act as a strategic link between a hotel's PBX and its guest billing system to enable the hotel to earn revenue from guest calls. These systems capture certain telephone usage information, calculate call charges and resale mark-ups and transmit the charges to the hotel's guest billing system. The Company designs and manufactures all of its call accounting products. Each product contains internal diagnostic components and proprietary software to detect automatically a wide variety of software and hardware malfunctions. When a malfunction is detected, the systems "phone home" to the Company's service center ("Service Center") via remote diagnostic modem and alert the Company's service technicians of an error. Service technicians can then run further diagnostic procedures and correct most system malfunctions without the need of a field service call. In addition, telephone pricing tariffs, custom software features and operating system software can be remotely maintained and updated by the Service Center via modem.

         The Company's primary call accounting products include the XL Series call accounting systems and the XPERT answer confirmation systems. The Company offers three XL Series call accounting products, the XL100, XL300 and XL500 for small, medium and large hotels, respectively. Answer confirmation systems are a complementary product to call accounting and were designed to minimize guest charges for unanswered calls and to allow hotels to bill for answered calls of short duration which systems previously treated as unanswered. Most call accounting systems, including the Company's call accounting systems, record and bill guests for all calls which exceed a designated duration, resulting in the billing of some unanswered calls and the loss of revenues for completed calls whose duration was less than the designated threshold. The Company's XPERT system monitors trunk voltages associated with outgoing calls to confirm whether a call has been answered.

         The Company has designed its XL Series and XPERT systems to operate as stand-alone systems or together in the same personal computer ("PC") as a fully integrated system, thus reducing the acquisition and future service costs of the system.

         The Company has developed other call accounting hardware and software products such as the "BUFFY XL," "Remote Alarm," "DM-1" and "XXAM." These products are usually sold in conjunction with the Company's other systems to enhance their operation or to provide additional features.

SYSTEM SERVICE AND WARRANTY

         General. Since its inception, the Company has sought to distinguish itself from its competitors by building a reputation for prompt, quality installation and service of its systems. Through the use of remote technology which has been designed into all of the Company's systems, technicians in the Service Center are able to quickly diagnose and in most cases, correct system malfunctions. In the event that on-site service is needed, the Company can dispatch a technician from the Service Center or from one of seventeen regional locations in which the Company has a trained technician. In addition, the Company has informal arrangements with a network of third party service contractors who can provide service to the Company's systems with guidance from the Service Center.

         The Company provides a basic one-year limited warranty, generally from the date of installation, against defects in equipment manufactured by the Company. Service beyond the warranty period is provided on call accounting and answer confirmation systems under remote and direct maintenance agreements. Under a remote service agreement, coverage of the equipment includes only those malfunctions which can be corrected either via modem or through verbal instructions given to the customer over the telephone. Direct service agreements include the remote service coverage plus on-site service and parts and labor coverage for defects in equipment provided by the Company. The Company provides remote or direct service to its customers generally under one year contracts. However, the Company has agreements with several of its major customers to provide two to four years of additional service beyond the warranty date. Revenues from service contracts are recognized ratably over the life of the contract and although the multi-year contracts discussed above generally do not provide for annual price increases, the Company believes that these contracts will produce acceptable profit margins throughout their term.

         The Company's PBX service program combines the Company's reputation for superior service with the quality of the Hitachi PBX and the unique features of a XETA XL Series call accounting system. Like all of the Company's service programs, the PBX service plans are designed specifically for the demanding environment of the lodging industry and rely heavily on the Company's extensive remote diagnostic capabilities and nationwide network of technicians. Based on the increase in PBX systems under warranty and service contracts, the Company increased its regional service locations from ten to seventeen during fiscal 1995. Management expects to continue to expand its presence into additional major metropolitan U. S. cities as the Company obtains service contracts in those cities.

SOFTWARE AND PRODUCT DEVELOPMENT

         Most of the Company's research and development activities during the past year were spent on development of XPANDER, which included extensive hardware as well as software development. XPANDER is a proprietary computer designed for the specific application of providing additional working extensions in conjunction with an existing PBX and transmitting telephone calls on those extensions. While this product does not run on a PC, it is designed to accept PC- type printed circuit boards. Management believes that this design concept as well as other proprietary features will spawn future applications of XPANDER as development and technology advances. While no assurance can be given, management believes that XPANDER will likely be the platform for the Company's future products.

MARKETING

         General. Marketing telecommunications products and services to the lodging industry is a complex, difficult and usually extended process. The typical sales cycle for PBX and call accounting products is three to six months, but can often run much longer. This extended sales cycle is the product of competing financial interests which include the lack of capital and borrowing ability and tight budgetary controls. In addition, the sales process is further complicated by the variety of decision-makers often involved in these purchases. These decision-makers can be on-site financial or operating officers, hotel owners, outside telecommunications consultants, property management company officials or hotel chain management. These factors have led to the design of flexible and innovative marketing programs by the Company.

         Since 1985, the Company has made extensive use of its XETAPLAN program. The XETAPLAN Service Agreement is a turnkey program in which the Company provides a call accounting and/or answer confirmation system and direct service of the system in exchange for a fixed monthly fee for a specified term, usually three, four or five years. The primary benefits of the XETAPLAN program to the customer are generally no upfront cash outlays and the ability to budget the costs of the program for several years in advance. These transactions are structured by the Company in such a way that they typically qualify for sales-type lease treatment for accounting purposes and are therefore recorded as a sale by the Company even though title to the equipment usually remains with the Company.

         During the past year, the Company utilized the XETAPLAN program extensively with one of its major customers to provide the customer with XL Series call accounting systems to enable the customer to comply with changes in the North American Numbering Plan ("NANP") (See "Industry Regulation" below). The ability of the Company to provide the equipment under the XETAPLAN program with terms and conditions that were customized for this particular transaction was an important factor in the Company's ability to retain this base of accounts and realize the significant increase in sales revenues and operating profits during the past fiscal year.

         PBX Marketing. The factors discussed above regarding the marketing of products generally to the lodging industry apply equally to the marketing of PBX's. In addition, however, the PBX market is marked by fierce competition from other vendors as well as from other Hitachi distributors. The Company offers a unique service package to its PBX customers by providing an XL Series call accounting system and a specified number of free service calls each month. To date, this program has been successful and has resulted in the Company quickly becoming an established PBX service provider to the lodging industry.

         An important part of marketing PBX systems is to assist customers with the arrangement of financing for the systems. The Company has relationships with several third party financing sources who are familiar with the equipment and market for these products. In most cases, the Company introduces these sources to the customer who then works directly with the financing source to secure financing of the system. The Company's ability to assist its customers in finding alternative sources of capital helps in many instances to reduce the overall cost of the system to the customer and, consequently, promote sales by the Company.

         Sales Staff and Agents. At December 31, 1995, the Company employed ten persons directly involved in the sales and marketing of its products and services. In addition, since March 1989, the

Company has engaged Robert A. Jones, a co-founder and former executive officer and director of the Company, as an independent sales agent to represent the Company's call accounting products on an exclusive basis to many of the Company's major customers such as Marriott International/Marriott Host and U.S. Long Distance Corporation. The Company considers its relationship with Mr. Jones to be good.

MAJOR CUSTOMERS

         During fiscal year 1995, the Company earned approximately 24% of net sales and service revenues from sales of systems to one customer, Marriott International/Marriott Host and its affiliates. The Company has a good relationship with this customer, as it has historically, and management expects such relationship to continue. However, the loss of this customer would have a material adverse effect upon the Company. The Company had no other single customer which accounted for more than 10% of the Company's net sales and service revenues during the year.

COMPETITION

         The competition for sales of both PBX and call accounting products is fierce and is dominated by a few companies. Competition in both product lines includes large, well-known companies which have greater name recognition and more resources than the Company, but who do not concentrate their product and service offerings on the lodging market. As a result, although this competition is formidable, the Company has created a niche by customizing its products and its style of service to the unique requirements of the lodging industry. Management believes that while the Company competes effectively on the basis of price and product features, its most effective tool has been the Company's commitment to distinguish itself by concentrating on the performance and reliability of its systems and by providing the highest level of service possible.

MANUFACTURING

         The Company assembles all of its products from an inventory of components, parts and sub-assemblies obtained from various suppliers. The Company purchases the components used to manufacture its PC-based and proprietary products from a variety of distributors at prices which fluctuate based on demand and volumes purchased. Some components, although widely distributed, are manufactured by a single, usually foreign source and are therefore subject to shortages and price fluctuations if manufacturing is interrupted. The Company maintains adequate inventories of components to mitigate short-term shortages and believes the ultimate risk of long-term shortages is minimal. Also, the rapid pace of change in the technology of PC-based components has resulted in some components being phased out of production. The Company has typically been able to substitute more advanced components without substantial redesign of its systems and with minimal effect on overall system cost. There can be no assurance given, however, that future obsolescence of key components would not result in unanticipated delays in shipments of systems due to redesign and testing of assemblies.

         The Company uses outside contractors to assemble its proprietary printed circuit boards. The components and the blank circuit boards are purchased and inventoried by the Company and supplied to the outside contractor for assembly and quality control testing. Due to the nature and design of XPANDER, the Company's newest product, the variety and volume of printed circuit boards required is expected to be significantly greater than for any previous product in the Company's history. In anticipation of this need, representatives of the Company have visited outside contractors' facilities to review production techniques, quality control procedures and internal controls over customer inventories. The Company also anticipates upgrading its testing equipment and assembly procedures to minimize failures due to mishandling. As part of the Company's current procedures, completed systems are powered on and allowed to "burn- in" before being prepared for a specific customer location. Final testing of the equipment and software is performed prior to shipment.

EMPLOYEES

         At December 31, 1995, the Company employed 84 employees, including 1 part-time employee.

COPYRIGHTS, PATENTS AND TRADEMARKS

         The Company has registered as United States domestic trademarks the names "XETA," "XETAXCEL," "XACT," "XPERT," "XPERT+," and "XL" for use in the marketing of its services and systems to the lodging industry. The Company is applying for registration of the mark "XPANDER" and has abandoned its use and application for trademark registration of the mark "XETACHI."

         The Company currently holds no patents and has no pending patent applications for its hardware or software technology. The Company does claim a copyright on its proprietary circuit boards. While management believes that the ownership of patents, copyrights and registered trademarks is less significant to the success of the Company than its proprietary technology and the quality and type of its service and technical expertise, there may be patents or copyrights unknown to the Company which could affect its right to make, use and sell its products.

         In recent years, several hotels, including some of the Company's customers, have been named as defendants in litigation filed by Phonometrics, Inc. alleging patent infringement arising from the hotels' use of PBX, call accounting and answer detection systems. (See "Legal Proceedings" below for a further discussion of this litigation.) The patent claimed by the plaintiff in this litigation expired in October 1990. Although the Company is exposed to liability for damages to the plaintiff under contractual indemnity provisions with its customers, the Company's right to make, use and sell its call accounting systems is not threatened by this litigation.

INDUSTRY REGULATION

         A portion of the Company's growth in sales revenues and operating profits during fiscal 1995 relates to changes in regulation of the telecommunications industry. Because the types of telecommunications services available and the numbers of users of those services have been increasing in almost geometric proportions, the telephone industry was faced with limitations of the existing phone numbering system. This system, known as the North American Numbering Plan, is the telephone numbering scheme used in the United States and most of North America. The NANP is administered by a subsidiary of the Regional Bell Operating Companies, but is ultimately responsible to governmental regulatory agencies, such as the Federal Communications Commission in the United States and similar agencies in Canada and the Caribbean Basin. There were several fundamental changes in the NANP, but the most significant change with respect to hotel telecommunications equipment was the change to begin issuing area codes with middle digits other than one or zero. The Company responded during fiscal 1993 to the announcement of these upcoming changes by commencing development of modifications to its systems so that its systems would comply with the new numbering plan, which began taking effect during fiscal 1995. Beginning in the fourth quarter of fiscal 1994, the Company experienced a surge in orders for new call accounting systems to both comply with the changes in the NANP and to upgrade to the Company's new XL Series PC- based systems. To a much lesser degree, the Company also earned revenues from the sale and installation of upgrades of Hitachi PBX's to bring them into compliance with the NANP changes. While the Company does not expect to receive any additional orders with respect to upgrading systems for the NANP, at December 31, 1995, there was still a backlog of approximately $535,000 representing additional systems sales and installation revenues from previous orders. Management anticipates that these installations will be completed by the end of the Company's second fiscal quarter of 1996.

         Both federal and state governments regulate the telecommunications and related industries. The federal agency vested with primary jurisdiction over the telecommunications industry is the FCC. Many peripheral industries such as the call accounting industry, while not directly regulated by the FCC, are nevertheless substantially affected by the enforcement of its regulations and changes in its regulatory policy. Since June 1981, when the FCC removed restrictions on the resale of telephone transmission service, there has been a substantial market for telephone call accounting systems. To date, hotels and businesses engaged in the resale of telephone service to guests or clients have not been required to file tariffs with the FCC or obtain its authorization to engage in such resale. However, no assurance can be given that the FCC will not in the future require such tariffs or otherwise regulate the resale of telephone usage by the lodging or other industries in such a manner as to adversely affect the market for the Company's call accounting systems.

         Legislation has been introduced in Congress in recent years which is intended to open all telecommunications markets to competition through de-regulation. While these bills would, among other things, remove current restrictions on manufacturing imposed on the Bell operating companies and allow such companies under certain conditions to engage in the manufacturing and provision of certain types of telecommunications equipment, it is difficult to predict whether the hospitality telecommunications industry in general, or the Company in particular, would be impacted in the event such legislation were passed.

         The FCC has adopted regulations imposing radio frequency emanation standards for computing equipment. Based upon independent test reports, all of the Company's current call accounting and answer confirmation systems have been certified and are in compliance with applicable regulations for computer products marketed for use primarily in a commercial, industrial or business environment. Engineering modifications to these products may obligate the Company to retest them for FCC compliance. Failure to comply could preclude the Company from selling non-complying products in the United States until appropriate modifications are made. The Company intends to conduct FCC tests on new products as necessary. Presently, none of the Company's products require approval from any governmental agency except as described above.

         The costs of complying with all applicable environmental laws is immaterial.

ITEM 2.  PROPERTIES

         The Company's principal executive office, assembly and Service Center consists of approximately 20,238 square feet of leased space in a ten story office building located in Tulsa, Oklahoma. The building and surrounding property are considered to be in good condition. The Company's lease is scheduled to expire on April 30, 1997, but may be renewed at the Company's option for two additional one year terms. The lease contains no provisions relating to rent escalations. While the Company believes that it is in substantial compliance with zoning ordinances applicable to its present leased facilities, if the Company were found to be in violation of such ordinances, the Company believes that such violation would not have a material adverse effect on its business.

         The Company also leases office space in Boulder, Dallas, Indianapolis, and Marlton, New Jersey, and has informal office arrangements throughout the United States from which its regional sales and service staff operate.

ITEM 3.  LEGAL PROCEEDINGS

PHONOMETRICS

         Since July, 1994, eight of the Company's customers have notified the Company that they have been sued in separate lawsuits filed in the United States District Court for the Southern District of Florida by Phonometrics, Inc., a Florida based corporation (referred to as "Phonometrics" or the "plaintiff"), for alleged patent infringement by the hotels' PBX, call accounting and answer detection systems. The Company has supplied call accounting, answer detection, or both kinds of systems to a number of these customers' hotels. Seven of the eight customers are seeking indemnity from the Company under contractual patent infringement indemnity provisions. To date the Company has not been named as a party in any of these lawsuits, although one customer has recently renewed its demand for indemnity and has threatened to add the Company as a party to the lawsuit in the event the customer and the Company do not reach terms on indemnity. Because there are other vendors implicated along with the Company in the cases filed against the Company's customers, the extent to which the Company should bear responsibility in relation to all the vendors implicated is unknown at this time. Therefore, the Company has not yet assumed the outright defense of its customers in any of these actions.

         In each of the lawsuits against the Company's customers, the plaintiff is seeking damages of an unspecified amount, based upon a reasonable royalty of the hotels' profits derived from use of the allegedly infringing equipment during a period commencing six years prior to the filing of the lawsuit and ending October 30, 1990. The plaintiff is not seeking an injunction against continued use of the systems and is barred from doing so since the patent expired in October, 1990. In some cases, the Company did not supply any of its systems to certain hotel locations included in the lawsuits until after the expiration of the plaintiff's patent; therefore, the plaintiff is barred by law from collecting damages from the Company's customers with regard to these particular hotel sites.

         Phonometrics, Inc. has filed numerous suits against telecommunications equipment manufacturers and vendors and, more recently, against a number of hotel chains, alleging infringement of the same patent in each of these cases. At least one of these cases has proceeded through the appellate stage and was resolved in favor of the defendant equipment manufacturer. Many of the actions filed by Phonometrics are filed before the same court in which the Company's customers have been sued. Because of the similar nature of these actions, many of the defendants, including the Company's customers, have been awaiting the outcome of motions filed in other Phonometrics' cases, since the outcome of such motions may impact or be dispositive of the lawsuits brought against the Company's customers. There is currently pending a summary judgment motion in an action brought by Phonometrics against Northern Telecom, Inc., an equipment manufacturer. Oral arguments were held on this motion in April, 1995, however no ruling has yet been made by the court.


         This litigation remains in its early stages, making it premature to predict its outcome with any degree of certainty. Nevertheless, management believes at this time that it can successfully defend its equipment against the allegation of infringement made by Phonometrics. In the event that the Company is either named as a defendant in these suits or assumes their defense on behalf of its customers, the Company intends to vigorously defend these actions both on the merit of Phonometrics' claims, as well as the proper measure of damages. In the event, however, that Phonometrics was to prevail in its actions against the Company's customers, and the Company was in turn deemed obligated to indemnify its customers to the full extent of a judgment (or portion thereof if allocated among multiple equipment vendors) based upon a royalty of hotel phone profit, such a result could have a material adverse effect on the Company.

ABTS

         On June 16, 1995, Associated Business Telephone Company ("ABTS"), a New Jersey corporation, brought suit against the Company in the Superior Court of Camden County, New Jersey, based upon allegations of breach of warranty, breach of contract, and tortious interference with ABTS' relationships with its customers, arising in connection with (i) a Distributor's Agreement entered into between the Company and a sister company of ABTS in 1986, pursuant to which the Company sold to the sister company numerous call accounting systems which were warehoused and eventually installed by ABTS in various hotels, and
(ii) a Maintenance Agreement pursuant to which the Company furnished maintenance services for such systems. ABTS seeks damages in the amount of $1,000,000, without being specific as to the basis for this sum. On July 31, 1995, the Company filed an answer in this matter through local counsel in New Jersey and subsequently had the case removed to the United States District Court for the District of New Jersey on October 27, 1995. The parties are proceeding with discovery. A court ordered settlement conference is scheduled for March 7, 1996, however, there have been no settlement discussions between the parties. The Company denies all allegations made by the plaintiff and intends to vigorously defend this action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

PRINCIPAL MARKET

         The Company's Common Stock, $.10 par value, is currently traded on the over-the-counter market and is reported in the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol "XETA."

STOCK PRICE AND DIVIDEND INFORMATION

         The high and low bid prices for the Company's Common Stock, as reported by the National Association of Securities Dealers through its NASDAQ System, for each of the quarters during the Company's two most recent fiscal years are set forth below. These prices reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                       1995                              1994
                                       ----                              ----

                              High              Low             High              Low
                              ----              ---             ----              ---
       Quarter Ending:
       --------------
       January 31             3 3/4             1 5/8          1 3/8            1 1/4
       April 30               5 5/8             2 3/4          2                  7/8
       July 31                6 1/8             4 1/8          3                1
       October 31             6 1/2             3 7/8          2 7/8            2


       The Company has never paid cash dividends on its Common Stock. Payment of cash dividends is dependent upon the Company's earnings, capital requirements, overall financial condition and other factors deemed relevant by its Board of Directors. The Company is currently committed to reinvesting its available capital in the future growth and success of the Company. It is therefore unlikely that the Company would pay cash dividends in the foreseeable future.

APPROXIMATE NUMBER OF SHAREHOLDERS

       As of October 31, 1995, the latest practicable date for which such information is available, the Company had 164 shareholders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


       For the fiscal year ending October 31, 1995, the Company reported record revenues and net income of $12,385,000 and $1,514,000, respectively. These results were attributable to continued acceptance of the Company's PBX product and service offering, expansion of the Company's installation and service revenues, and the surge in orders of call accounting and answer confirmation systems as a result of the mandated changes in the telephone dialing patterns. In addition to producing these record results, the Company invested heavily in new product development to continue the expansion of the Company's revenue base in the future.

       The following is a detailed discussion and analysis of the major factors and trends which management believes has had the most significant impact on the financial condition of the Company as of October 31, 1995, and the results of the Company's operations for the fiscal year ending October 31, 1995 as compared to 1994. This analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this report.

RESULTS OF OPERATIONS

       Net sales and service revenues increased $5,003,000 or 68% during fiscal year 1995 compared to fiscal 1994. This increase consisted of a $3,217,000 or 83% increase in systems sales and $1,786,000 or 51% increase in installation and service revenues. The increase in systems sales represents an increase in PBX systems sales of $2,333,000 or 165% and an increase in call accounting sales of $885,000 or 36% during fiscal 1995 compared to fiscal 1994.

       In 1993, when the Company became a nation-wide distributor of Hitachi Telecom USA, Inc. ("Hitachi") to distribute Hitachi's HCX Series 5000 PBX systems, the Company's goal was to add a new dimension to its business by providing an additional line of equipment and services to its existing customer base. Over the past two years, the Company invested heavily in new personnel and training of existing personnel to establish its reputation as a qualified competitor in the lodging PBX market. The fiscal 1995 results represent the successful culmination of those investments. While no assurance can be given, management believes that the Company can continue to build on the success experienced to date to further increase the revenues from its PBX activities.

       The increase in sales of call accounting systems has been due to customer acceptance of the Company's XL Series call accounting systems and a surge in orders for new systems from customers needing to comply with the mandated changes in the telephone numbering plan, known as the North American Numbering Plan ("NANP"). Beginning in the fourth quarter of fiscal 1994, the Company began experiencing a surge in orders for new XL Series call accounting systems as well as upgrades to existing call accounting systems as customers sought to comply with the changes in the NANP. Revenues from shipments and installations of these orders peaked during the first quarter of fiscal 1995 and continued, on a declining basis, each quarter throughout the year. Management does not expect any further significant orders related to the NANP upgrades, however, installations of orders previously received are expected to continue through the second quarter of fiscal 1996, at which time revenues from sales of call accounting systems are expected to return to historical levels.

       The Company has always placed great emphasis on the service provided to its customers, both during and after the installation process. The reputation the Company has built for providing quality service to its customers has been the cornerstone of the Company's long-term success and has been critical to the rapid expansion of its PBX product and service line. Revenues from all of the Company's service activities grew 51% during fiscal 1995 compared to the previous year. Over 65% of the Company's service revenues are earned from recurring maintenance contracts and, while no assurance can be given, management does not anticipate any significant deterioration in its base of customers under contract. Furthermore, the Company believes that it can continue to significantly expand the base of PBX systems under service contracts for the foreseeable future.

       The gross margins earned on net sales and service revenues were 42% for the year ending October 31, 1995 compared to 41% for the previous year. These margins reflect a weighted average of the margins of the Company's various products and services and will therefore vary in accordance with the mix of sales. This overall margin is expected to decline somewhat next year as the sales of the higher margin call accounting products are expected to become a smaller factor in overall sales.

       Due primarily to this margin effect, management believes that fiscal 1996 net income will likely be slightly lower than in fiscal 1995, although total sales in fiscal 1996 are expected to be slightly higher than total sales in fiscal 1995. Management expects that both total sales and net income will resume their growth starting in fiscal 1997; however, such growth is dependent upon the continued acceptance of the Company's PBX product and service line, as well as the timing and nature of development of the market for XPANDER and the acceptance of this product. (See the discussion on research and development, below, under "Results of Operations," and "Products" under "ITEM 1. BUSINESS" above, for additional discussion on the XPANDER product and market). This growth outlook can also be affected by the rapid technological change which characterizes the computer industry in general, as well as the various other factors discussed throughout this report, including but not limited to the continuance of the Company's relationships with its major customers, the Company's ability to attract and retain key sales and service personnel and, notwithstanding the Company's belief that its legal position in both cases is strong, an unfavorable outcome in pending litigation.

       Operating expenses increased $734,000 or 31% during fiscal 1995 compared to fiscal 1994. This increase was primarily the result of increases in selling, general and administrative ("SGA") expenses. SGA expenses increased primarily due to increases in commissions and executive bonuses which are directly related to increases in sales and net income. Other increases in SGA related to increases in sales and administrative personnel. During the year, the Company added two sales offices and staffed each with an experienced salesman and support staff. The Company also added accounting staff to support the growth in the size of the Company.

       In addition to the research and development costs included in operating expenses, the Company spent $123,000 on software development costs which, under the applicable accounting rules, qualified as software production costs and were capitalized. During the past fiscal year, the Company has been developing a PBX-related product named XPANDER. This product is intended to meet the needs of hotels who desire to provide multiple telephone line extensions in each room. This need is being driven by the explosion in the use of "notebook size" personal computers and fax machines. Through the use of XPANDER, hotels which desire to add at least 100 telephone extensions to their present phone systems may do so without substantially increasing the size of their PBX, and generally at substantially lower acquisition and on-going maintenance costs. The Company has demonstrated XPANDER to most of its major customers and to date, their response has been positive. While the Company expects to begin field testing the equipment in the near future, revenues from XPANDER are not expected until the last half of fiscal 1996. The success of XPANDER will depend in large part upon hotel guest demand for additional telephone extensions in guest rooms and the lodging industry's commitment to provide this amenity to its guests.

       Interest and other income decreased $169,000 or 31% during fiscal 1995 compared to fiscal 1994. Other income in fiscal 1994 included a $400,000 nonrecurring gain on the sale of the Company's ownership interest in XETA Reservations Systems, Inc. (See Note 5 to the Consolidated Financial Statements for a complete discussion of this transaction). Excluding this gain, interest and other income increased approximately $231,000 reflecting the increase in interest income earned from the Company's net investment in sales-type leases and from the Company's cash investments.

       For the year ending October 31, 1995, the Company recorded a provision for income taxes of $913,000 compared to a provision for income taxes of $66,000 for fiscal 1994. This increase in tax expense is due to the increase in pre-tax income recognized in fiscal 1995 compared to fiscal 1994 and to the realization in fiscal 1994 of $389,000 in tax benefits relating to reversing timing differences. During fiscal 1995, the Company realized an additional $108,000 in tax benefits related to reversing timing differences. There are no remaining tax benefits available to offset future taxable income.

LIQUIDITY AND CAPITAL RESOURCES

       The Company's cash balances increased $1,158,000 during fiscal 1995 reflecting primarily current year profits. Of the total increase in cash $1,311,000 was produced from operations. Investing activities, consisting primarily of additions in equipment to support the Company's PBX service program and to equip additional offices and investments in capitalized software production costs, consumed $238,000. Approximately $85,000 was received from stock option and warrant exercises during the year.

       Management considers the Company's cash position and capital resources to be strong and believes that its working capital position is sufficient to meet future anticipated operating needs. Management continually evaluates alternatives for the effective use of its cash balances and other capital resources. During the past two years, these evaluations have resulted in the stock repurchase program and the expansion of the Company's Xetaplan program. The Company's profitability and capital resources have also enabled it to continue to invest in research and development of new products, such as the XL Series products and XPANDER. Such product development is critical to the Company's long- term success. While no assurance can be given, management believes that if additional opportunities arise, additional capital could be obtained either through bank loans or secondary stock offerings.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO FINANCIAL STATEMENTS OF THE COMPANY                    PAGE
                                                                ----

Report of Independent Public Accountants                        F-1

Consolidated Financial Statements

       Consolidated Balance Sheet - October 31, 1995            F-2

       Consolidated Statements of Operations - For
         the Years Ended October 31, 1995 and 1994              F-3

       Consolidated Statements of Shareholders' Equity -
         For the Years Ended October 31, 1995 and 1994          F-4

       Consolidated Statement of Cash Flows - For the
         Years Ended October 31, 1995 and 1994                  F-5

Notes to Consolidated Financial Statements                      F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Xeta Corporation:

We have audited the accompanying consolidated balance sheet of Xeta Corporation (an Oklahoma corporation) and subsidiaries as of October 31, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xeta Corporation and subsidiaries as of October 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1995, in conformity with generally accepted accounting principles.


                                           /s/ ARTHUR ANDERSEN LLP
                                           ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
  December 15, 1995

                                XETA CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                OCTOBER 31, 1995

                                           ASSETS
                                           ------
                                          (Note 2)
CURRENT ASSETS:
  Cash and cash equivalents (Note 3)                                                                   $2,788,709
  Current portion of net investment in sales-type leases (Note 10)                                      1,472,249
  Other receivables, net (Note 13)                                                                      1,328,445
  Inventories, net (Note 6)                                                                               884,764
  Deferred tax asset, net (Note 4)                                                                        282,185
  Prepaid expenses and other                                                                               94,755
                                                                                                     ------------
         Total current assets                                                                           6,851,107
                                                                                                     ------------

NONCURRENT ASSETS:
  Net investment in sales-type leases, less current portion above (Note 10)                             3,018,142
  Property, plant and equipment, net (Note 17)                                                            329,525
  Capitalized software production costs, net of accumulated amortization of $214,002                      184,013
  Other                                                                                                   213,917
                                                                                                     ------------
         Total noncurrent assets                                                                        3,745,597
                                                                                                     ------------
         Total asset                                                                                 $ 10,596,704
                                                                                                     ============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
                              ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                                                                   $    441,581
  Unearned revenue (Note 8)                                                                             1,968,019
  Accrued liabilities (Note 7)                                                                            661,363
  Accrued income taxes                                                                                    538,566
                                                                                                     ------------
         Total current liabilities                                                                      3,609,529
                                                                                                     ------------

UNEARNED SERVICE REVENUE (Note 8)                                                                       1,687,817
                                                                                                     ------------

NONCURRENT DEFERRED TAX LIABILITY, NET (Note 4)                                                           475,921
                                                                                                     ------------

COMMITMENTS (Notes 10, 14 and 18)

SHAREHOLDERS' EQUITY (Notes 5 and 9):
  Common stock; $.10 par value; 10,000,000 shares authorized, 2,003,320 issued                            200,332
  Paid-in capital                                                                                       4,092,291
  Retained earnings                                                                                       790,554
                                                                                                     ------------
                                                                                                        5,083,177
Less- Treasury stock, at cost                                                                            (259,740)
                                                                                                     ------------
      Total shareholders' equity                                                                        4,823,437
                                                                                                     ------------
      Total liabilities and shareholders' equity                                                     $ 10,596,704
                                                                                                     ============



                     The accompanying notes are an integral
                    part of this consolidated balance sheet.

                                XETA CORPORATION


                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                            For the Years
                                                                                           Ended October 31,
                                                                                   --------------------------------
                                                                                      1995                 1994
                                                                                   -----------          -----------
SYSTEM SALES                                                                       $ 7,111,936          $ 3,894,615
INSTALLATION AND SERVICE REVENUES                                                    5,272,684            3,486,360
                                                                                   -----------          -----------
NET SALES, INSTALLATION AND SERVICE REVENUES                                        12,384,620            7,380,975
                                                                                   -----------          -----------

COST OF SYSTEM SALES                                                                 3,928,024            1,960,605
INSTALLATION AND SERVICE COSTS                                                       3,279,019            2,362,721
                                                                                   -----------          -----------
TOTAL COST OF SALES, INSTALLATION AND SERVICE                                        7,207,043            4,323,326
                                                                                   -----------          -----------
         Gross profit                                                                5,177,577            3,057,649
                                                                                   -----------          -----------
OPERATING EXPENSES:
  Selling, general and administrative                                                2,641,675            1,915,781
  Engineering                                                                          143,561              126,685
  Research and development                                                             287,166              253,371
  Amortization of capitalized software production costs                                 54,912               97,572
                                                                                   -----------          -----------
         Total operating expenses                                                    3,127,314            2,393,409
                                                                                   -----------          -----------
INCOME FROM OPERATIONS                                                               2,050,263              664,240

INTEREST AND OTHER INCOME, net (Notes 5 and 12)                                        377,072              544,993
                                                                                   -----------          -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                                             2,427,335            1,209,233
PROVISION FOR INCOME TAXES (Note 4)                                                    913,000               66,000
                                                                                   -----------          -----------
NET INCOME                                                                         $ 1,514,335          $ 1,143,233
                                                                                   ===========          ===========

INCOME PER COMMON AND COMMON EQUIVALENT SHARE (Note 16)
                                                                                   $       .68          $       .51
                                                                                   ===========          ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                                                  1,799,398            1,860,179
                                                                                   ===========          ===========
WEIGHTED AVERAGE EQUIVALENT SHARES - Primary                                         2,228,916            2,234,643
                                                                                   ===========          ===========



                     The accompanying notes are an integral
                     part of these consolidated statements.

                                XETA CORPORATION


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED OCTOBER 31, 1995 AND 1994


                                            Common Stock                  Treasury Stock
                                    ---------------------------       ----------------------
                                                                                                                       Retained
                                                                                                                       Earnings
                                      Number of                                                     Paid-in          (Accumulated
                                    Shares Issued     Par Value        Shares         Amount        Capital            Deficit)
                                    -------------     ---------       --------       --------       --------          -----------
BALANCE AT OCTOBER 31, 1993          1,964,620        $196,462               -       $       -      $4,011,185        $(1,867,014)

     Treasury stock acquired                 -               -        (189,747)       (259,740)              -                  -

     Net income                              -               -               -               -               -          1,143,233
                                     ---------        --------        --------       ---------      ----------        -----------

BALANCE AT OCTOBER 31, 1994          1,964,620         196,462        (189,747)       (259,740)      4,011,185           (723,781)

     Stock options exercised            13,700           1,370               -               -          12,330                  -

     Stock warrants exercised           25,000           2,500               -               -          30,313                  -

     Tax benefit of stock options
       and warrants                          -               -               -               -          38,463                  -

Net income                                   -               -               -               -               -          1,514,335
                                     ---------        --------        --------       ---------      ----------        -----------

BALANCE AT OCTOBER 31, 1995          2,003,320        $200,332        (189,747)      $(259,740)     $4,092,291        $   790,554
                                     =========        ========        ========       =========      ==========        ===========

                     The accompanying notes are an integral
                     part of these consolidated statements.

                                XETA CORPORATION



                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                             For the Years

                                                                                           Ended October 31,
                                                                                        -----------------------
                                                                                         1995             1994
                                                                                      ----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                           $1,514,335       $1,143,233
                                                                                      ----------       ----------
 Adjustments to reconcile net income to net cash provided by operating activities-
   Depreciation                                                                          152,343          212,600
   Amortization of capitalized software production costs                                  54,912           97,572
   Gain on sale of assets                                                                (13,303)         (10,332)
   Provision for doubtful accounts receivable                                             60,000           60,000
   Provision for excess and obsolete inventory                                            13,515          120,959
   Gain on sale of XRS stock (Note 5)                                                          -         (400,000)
   Change in assets and liabilities-
     Increase in net investment in sales-type leases                                  (1,849,544)      (1,947,730)
     (Increase) decrease in other receivables                                           (425,909)          86,586
     Increase in inventories                                                            (187,872)        (150,312)
     Decrease in prepaid income taxes                                                    188,714          219,453
     Decrease (increase) in deferred tax asset                                            19,958         (127,210)
     Increase in prepaid expenses and other assets                                      (149,870)         (33,796)
     Increase in accounts payable                                                        199,836           46,328
     Increase in unearned revenue                                                        694,514        1,241,145
     Increase in accrued liabilities                                                     738,300          127,503
     Increase in deferred tax liabilities                                                300,988                -
                                                                                      ----------                -
         Total adjustments                                                              (203,418)        (457,234)
                                                                                      ----------       ----------
           Net cash provided by operating activities                                   1,310,917          685,999
                                                                                      ----------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Proceeds from sale of XRS stock (Note 5)                                                      -          400,000
 Additions to property, plant and equipment                                             (148,603)        (211,546)
 Additions to capitalized software production costs                                     (123,371)               -
 Proceeds from sale of assets                                                             34,259           18,063
                                                                                      ----------       ----------
           Net cash provided by (used in) investing activities                          (237,715)         206,517
                                                                                      ----------       ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Exercises of stock options and warrants                                                  84,976                -
 Purchase of treasury stock                                                                    -         (259,740)
                                                                                      ----------       ----------
           Net cash received by (used in) financing activities                            84,976         (259,740)
                                                                                      ----------       ----------
           Net increase in cash and cash equivalents                                   1,158,178          632,776

CASH AND CASH EQUIVALENTS, beginning of year                                           1,630,531          997,755
                                                                                      ----------       ----------
CASH AND CASH EQUIVALENTS, end of year                                                $2,788,709       $1,630,531
                                                                                      ==========       ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid during the year for interest                                               $      343       $    1,417
                                                                                      ==========       ==========
 Cash paid during the year for income taxes                                           $   51,072       $  103,577
                                                                                      ==========       ==========

                     The accompanying notes are an integral
                     part of these consolidated statements.

                                XETA CORPORATION



                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                 FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED


                                OCTOBER 31, 1995



1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Xeta Corporation (Xeta or the Company) was incorporated in 1981 for the purpose of developing, manufacturing and marketing call accounting systems. During 1993, the Company became a nation-wide distributor of third-party manufactured PBX systems. Xeta sells primarily to the lodging industry and is thus dependent upon the condition of the hospitality economic sector.

Xetacom, Inc. (Xetacom), a wholly owned subsidiary of the Company, was incorporated in February 1989 to provide long distance telephone services to the lodging industry. Xetacom's operations have been insignificant to date.

Xeta Reservation Systems, Inc. (XRS), was incorporated in April 1990 to provide automated reservation services to the leisure industry. See Note 5 for a complete discussion of the Company's accounting for its investment in XRS and the sale of all of its ownership interest in XRS in December 1993.

LEASE ACCOUNTING

A portion of the Company's revenues has been generated using sales-type leases. The Company has sold systems to end- users under these sales-type leases to be paid over three-, four- and five-year periods. Because the present value (computed at the rate implicit in the lease) of the minimum payments under these sales-type leases equals or exceeds 90 percent of the fair market value of the systems and/or the length of the lease exceeds 75 percent of the estimated economic life of the equipment, the Company recognizes the net effect of these transactions as a sale as required by generally accepted accounting principles.

Interest income from a sales-type lease represents that portion of the aggregate payments to be received over the life of the lease which exceeds the present value of such payments using a discount factor equal to the rate implicit in the underlying leases.

REVENUE RECOGNITION

The Company recognizes revenue from sales-type leases as discussed above under the caption "Lease Accounting". Service revenue is recognized monthly over the life of the related sales-type lease or service agreement on a straight-line basis. Revenue from sales and installations of call accounting systems is generally recognized 75 percent upon shipment of the system with the remaining 25 percent recognized upon installation where the Company is responsible for installation. Revenue from sales of PBX systems are generally recognized 100 percent upon installation. Service and installation costs are expensed as incurred.

Systems sales include revenues earned under revenue sharing arrangements in which the Company installs equipment at end- user locations and shares in a portion of the end-user's phone revenues. Under these contracts, title to the equipment remains with the Company. Termination of the arrangement occurs either by the purchase of the equipment by the end-user or by either party exercising its right to cancel the contract. As the end-user pays the revenue sharing invoices, credits are earned which may be used to reduce the purchase price of the equipment. The Company amortizes its costs under these contracts proportionately based on the ratio of credit earned to the total purchase price of the system.

PROPERTY, PLANT AND EQUIPMENT

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under revenue sharing arrangements and most PBX service agreements. Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis. When assets are retired or sold, the cost of the assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Maintenance and repair costs are expensed as incurred.

RESEARCH AND DEVELOPMENT AND CAPITALIZATION OF SOFTWARE PRODUCTION COSTS

The Company devotes significant resources to the research, development and production of software to be used in its call accounting and other computer systems. The Company capitalizes software production costs related to a product upon the establishment of technological feasibility as defined by generally accepted accounting principles. Amortization is provided on a product-by-product basis based upon the estimated useful life of the software (generally three years). All other research and development costs (including those related to software for which technological feasibility has not been established) are expensed as incurred.

INCOME TAXES

Several items of income and expense, including certain sales revenues under sales-type leases, are included in the financial statements in different years than they are included in the income tax returns.

INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market.

WARRANTY AND UNEARNED REVENUE

The Company typically provides a one-year warranty from the date of installation of its systems. The Company defers a portion of each system sale to be recognized as service revenue during the warranty period. The amount deferred is generally equal to the sales price of a maintenance contract for the type of system under warranty and length of the warranty period.

The Company also records deposits received on sales orders, prepayments for maintenance contracts and sales revenues attributable to systems shipped but not installed as deferred revenues.

2.  REVOLVING CREDIT AGREEMENT:

In May 1994, the Company's revolving line of credit was increased from $200,000 to $350,000. The amended loan agreement expires on March 31, 1996. Advances under the amended agreement are based on the Company's current receivables and are limited to $350,000. Substantially all of the Company's assets are collateralized under the agreement which also contains provisions which impose certain restrictions on the Company and requires the Company to meet certain financial ratios. At October 31, 1995, the Company was in compliance with the credit agreement. No advances have been made under this agreement during 1995.

In conjunction with a distributorship agreement, the Company has provided a $75,000 letter of credit agreement to the vendor. The letter of credit reduced the Company's available credit line for other uses to $275,000. The letter of credit expired on December 31, 1995, and the vendor has indicated that they will no longer require the letter of credit.

3.  CASH AND CASH EQUIVALENTS:

Cash and cash equivalents at October 31, 1995 consist of money market accounts and commercial bank accounts. All deposits held in the Company's money market accounts are available to offset overdrafts in the commercial checking accounts.

4.  INCOME TAXES:

Effective November 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for expected future consequences of events that have been included in a company's financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates. The adoption of SFAS 109 had no effect on the Company's reported net income.

The income tax provision for the years ending October 31, 1995 and 1994 consists of the following:

                                                                                          1995            1994
                                                                                          ----            ----
Current provision - federal                                                            $ 490,916        $127,210
Deferred provision - federal                                                             335,702         261,491
State income taxes                                                                       194,000          66,000
                                                                                       ---------        --------
                                                                                       1,020,618         454,701
Recognition of previously reserved tax asset                                            (107,618)       (388,701)
                                                                                       ---------        --------
  Total provision                                                                      $ 913,000        $ 66,000
                                                                                       =========        ========

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

                                                                                              Year Ended
                                                                                              December 31,
                                                                                              ------------
                                                                                               1995   1994
                                                                                               ----   ----

Statutory rate                                                                                 34%    34%
Recognition of previously reserved tax assets                                                  (4)%  (34)%
State income taxes                                                                              8%     6%
                                                                                               ---   ----
Effective rate                                                                                 38%     6%
                                                                                               ===   ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31, 1995 are presented below:

Deferred tax assets:
  Prepaid service contracts                                                                            $ 128,397
  Nondeductible reserves                                                                                 299,873
  Book depreciation in excess of tax                                                                      23,780
  Other                                                                                                   44,036
                                                                                                       ---------
    Total deferred tax asset                                                                             496,086
                                                                                                       ---------

Deferred tax liabilities:
  Unamortized capitalized software development costs                                                     (62,564)
  Tax income to be recognized on sales-type lease contracts                                             (535,808)
  Other                                                                                                  (91,450)
                                                                                                       ---------
     Total deferred tax liability                                                                       (689,822)
                                                                                                       ---------
     Net deferred tax liability                                                                        $(193,736)
                                                                                                       =========

5.  XETA RESERVATION SYSTEMS, INC. (XRS):

In December 1993, the Company sold all of its ownership interest in XRS for $400,000. The Company has recorded a gain of that amount during the year ended October 31, 1994 since the carrying value of its investment in XRS was zero at the time. XRS was formed in April 1990 to provide automated reservation services to the leisure industry.

6.  INVENTORIES:

The following are the components of inventories at October 31, 1995:

Raw materials                                                                                           $447,090
Finished goods and spare parts                                                                           573,307
                                                                                                       ---------
                                                                                                       1,020,397
Less- Reserve for excess and obsolete inventory                                                          135,633
                                                                                                       ---------
         Inventories, net                                                                              $ 884,764
                                                                                                       =========

7.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31, 1995:

Bonuses                                                                                                 $431,516
Taxes other than income                                                                                  139,443
Vacation                                                                                                  47,035
Commissions                                                                                               22,936
Other                                                                                                     20,433
                                                                                                        --------
                                                                                                        $661,363
                                                                                                        ========

8.  UNEARNED REVENUE:

Unearned revenue consists of the following at October 31, 1995:

Service contracts                                                                                     $1,177,599
Warranty service                                                                                         487,673
Customer deposits                                                                                        208,065
Systems shipped but not installed                                                                         44,305
Other                                                                                                     50,377
                                                                                                      ----------
Total current unearned revenue                                                                         1,968,019
Noncurrent unearned service revenue                                                                    1,687,817
                                                                                                      ----------
                                                                                                      $3,655,836
                                                                                                      ==========

9.  STOCK OPTIONS:

The Company has a stock option plan (the Plan) for officers and key employees. The Board of Directors determines the option price, not to be less than fair market value, at the date of grant.

The options expire ten years from the date of grant and are exercisable at a rate of 33 1/3 percent per year after a one-year waiting period.

                                                                                           Outstanding Options
                                                                                         -----------------------
                                                                                                       Price Per
                                                                                         Number          Share
                                                                                         -------      ----------
Balance, October 31, 1994                                                                135,500      $1.00-1.25
Granted                                                                                       -
Exercised                                                                                 (3,700)        $1.00
                                                                                         -------
Balance, October 31, 1995                                                                131,800      $1.00-1.25
                                                                                         =======

At October 31, 1995, options to purchase 128,133 shares are exercisable and 27,500 shares were available for future grants under the Plan. Subsequent to October 31, 1995, Plan options to purchase 29,000 shares were exercised at an exercise price of $1.00 per share.

The Company has also granted options outside the Plan to certain officers and directors. These options generally expire ten years from the date of grant and are exercisable over the period stated in each option. The table below presents information regarding options granted outside the Plan.

                                                                                           Outstanding Options
                                                                                         ---------------------
                                                                                                      Price
                                                                                                       Per
                                                                                         Number       Share
                                                                                         ------       -----
Balance, October 31, 1994                                                               620,000(1)  $1.00-1.53
Exercised                                                                               (10,000)       $1.00
                                                                                        -------
Balance, October 31, 1995                                                               610,000     $1.00-1.53
                                                                                        =======

(1) Includes options granted under employment agreements to both the President and Executive Vice President at an exercise price of $1.00. Options of 50,000 each were granted on August 1,1991 and 1992 and November 30, 1993. Each of these options were immediately exercisable on the date of grant.

Subsequent to October 31, 1995, options granted outside the Plan were exercised representing 100,000 shares. The exercise price on all the shares was $1.00 per share.

10.  COMMITMENTS:

Minimum future annual payments to be received and paid under various leases are as follows:

                                                             Sales-Type
                                                          Lease Payments Operating
October 31,                                                 Receivable     Leases
-----------                                                -----------    -------
  1996                                                       $1,710,328   $141,666
  1997                                                        1,699,865     70,833
  1998                                                        1,245,113          -
  1999                                                          343,106          -
  2000                                                            6,798          -
                                                             ----------   --------
                                                             $5,005,210   $212,499
                                                                          ========
Less- Imputed interest                                         (514,819)
                                                             ----------
Present value of minimum payments                            $4,490,391
                                                             ==========

The Company incurred operating lease costs of approximately $142,000 and $137,000 in 1995 and 1994, respectively.

11.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

Sales of systems to Marriott International/Marriott Host represented 24 percent and 20 percent of the Company's revenues for the years ended October 31, 1995 and 1994, respectively. Marriott International/Marriott Host owns various properties served by the Company's equipment and functions as a managing agent for owners of other properties. Sales of systems to Wyndam Hotels, Ltd. represented approximately 11 percent of total revenues for the year ended October 31, 1994.

The Company's products are designed and marketed to meet the specific telecommunications needs of the lodging industry and the Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic, regulatory or other conditions which, in turn, may impact the Company's overall credit risk. However, because the Company's products are essential, revenue-producing assets of the customer and because the ultimate credit risk typically rests with the individual hotel where the equipment is installed, management considers the Company's credit risk to be satisfactorily diversified and that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 1995.

12.  INTEREST AND OTHER INCOME:

Interest and other income is primarily the recognition of interest income on the Company's sales-type lease receivables and income earned on short-term investments plus, in 1994, the gain on the sale of XRS (see Note 5).

13.  OTHER RECEIVABLES:

The following are the components of other receivables at October 31, 1995:

Trade receivables                                                                     $1,433,072
Less- Reserve for doubtful accounts                                                     (104,627)
                                                                                      ----------
                                                                                      $1,328,445
                                                                                      ==========

14.  EMPLOYMENT AGREEMENTS:

The Company has entered into employment agreements with certain officers. One agreement provides for an annual base salary for the President and annual and quarterly bonuses, based on the Company's total sales and after-tax net income, not to exceed $200,000 per year and $10,000 per quarter, respectively. The Company has also entered into an employment agreement with its Executive Vice President which provides for an annual bonus upon the same terms as the annual bonus granted to the President and CEO, except that the Executive Vice President will not forfeit unpaid bonuses upon his resignation from office.

In accordance with an employment agreement entered into during 1995, the Company's Vice President of Marketing and Sales earns an annual salary, commissions and bonus. Commissions and bonuses earned under the agreement are based on total net revenues and the increase, if any, in annual net revenues.

Bonuses and commissions earned under the employment agreements were $452,814 and $237,851 for the years ending October 31, 1995 and 1994, respectively.

15.  CONTINGENCY:

Since August 1994, the Company has been notified by eight of its customers that they have been sued in separate lawsuits by Phonometrics, Inc., a Florida based corporation, for alleged patent infringement by the customers' PBX, call accounting and answer detection systems. The Company has supplied call accounting, answer detection, or both systems to a number of these customers' hotels. Seven of the eight customers are seeking indemnity from the Company under contractual patent infringement indemnity provisions. The Company has not been named in any of the lawsuits. Because there are several other vendors implicated in the lawsuits, the Company has not assumed the outright defense of its customers. Management has reason to believe it can ultimately distinguish its systems from the claims of the plaintiff's patent, but also believes it is premature to predict to what extent, if any, the Company may become involved in the defense of its customers. In management's opinion, the resolution of this matter will not have a material adverse impact on the financial condition or future results of operations of the Company.

16.  EARNINGS PER SHARE:

Earnings per common and common equivalent share were determined on the assumption that all options, where dilutive, were exercised at the beginning of the period, or if issued during fiscal-year-ending October 31, 1995, at the time of issuance. Under the treasury stock method of accounting for options and warrants, outstanding shares were decreased by the number of shares that could have been purchased with the proceeds and tax benefits from the exercise. These proceeds were determined using the quarterly average share price for primary EPS. In the fiscal 1994 EPS calculation, the treasury stock repurchases were subject to a limitation of 20 percent of the outstanding shares, with the remaining proceeds from assumed exercise increasing the earnings for per share purpose by tax-effected interest earnings "as if" the proceeds had been invested in U.S. Treasury securities at the beginning of the fiscal year. EPS assuming full dilution would not be materially different than primary EPS.

17.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at October 31, 1995:

       Data processing and computer field equipment                                                     $661,473
       Office furniture                                                                                  108,731
       Other                                                                                             106,277
                                                                                                        --------
       Total property, plant and equipment                                                               876,481
       Less- accumulated depreciation                                                                   (546,956)
                                                                                                        --------
       Total net property, plant and equipment                                                          $329,525
                                                                                                        ========

18.  RETIREMENT PLAN:

The Company began a 401(k) retirement plan ("Plan") on November 1, 1994. In addition to employee contributions, the Company makes discretionary matching and nonelective contributions to the Plan based on percentages set by the Board of Directors. Contributions made by the company to the Plan were $79,048 for the year ending October 31, 1995.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                            PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

       The directors, executive officers and significant employees of the Company are as follows:

                Name                      Age                              Position
                ----                      ---                              --------
       Jack R. Ingram                     52            President, Chief Executive Officer and Director
       Ronald L. Siegenthaler             52            Executive Vice President and Director
       Robert B. Wagner                   34            Vice President of Finance, Chief Financial Officer, Treasurer and
                                                           Secretary
       Tom R. Crofford                    43            Vice President of Engineering
       Charles H. Rowland                 54            Vice President of Manufac-turing
       Thomas A. Luce                     39            Vice President of Service
       Donald E. Reigel                   41            Vice President of Marketing and Sales
       Ron B. Barber                      41            Director
       Donald T. Duke                     45            Director
       Dr. Robert D. Hisrich              50            Director


         All officers and members of the Board of Directors serve for a term of one year or until their successors are duly elected and qualified. Directors may be removed by holders of 66 2/3% of the Company's outstanding voting shares.

         Based solely upon a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year, and Forms 5 and related written representations furnished to the Company with respect to its most recent fiscal year, the Company knows of no director, officer, or beneficial owner of more than ten percent (10%) of its common stock who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the most recent fiscal year.

         MR. INGRAM has been President of the Company since July 1990 and a director of the Company since March 1989. He was President of Ingram Oil Company, based in Tulsa, Oklahoma, since its inception in 1984 until its sale in February 1991. Prior to that, Mr. Ingram held various managerial positions, including Senior Vice President of the Eastern Region, with Santa Fe - Andover Oil Company. Mr. Ingram holds a Bachelor of Science Degree in Petroleum Engineering from the University of Tulsa.

         MR. SIEGENTHALER has been Executive Vice President of the Company
since July 1990 and a director of the Company since its incorporation.   Since
1974, through SEDCO Investments, a partnership in which Mr. Siegenthaler is a partner, and as an individual, Mr. Siegenthaler has been involved as partner, shareholder, officer, director, or sole proprietor of a number of business entities with significant involvement in real estate, oil and gas, telecommunications, fabrication and marketing of steel, steel products and other raw materials, and restaurant franchising. Mr. Siegenthaler received his Bachelor's Degree in Liberal Arts from Oklahoma State University.

         MR. WAGNER joined the Company in July 1988 as Chief Accounting Officer. He became the Company's Vice President of Finance and Chief Financial Officer in March, 1989. Prior to his employment with the Company, Mr. Wagner was an independent auditor in the Tulsa, Oklahoma office of Price Waterhouse. Mr. Wagner is a Certified Public Accountant licensed in Oklahoma and received his Bachelor of Science Degree in Accounting from Oklahoma State University.

         MR. CROFFORD joined the Company in October 1982 as a design engineer. He was promoted to Manager of Engineering in October 1983 and to Vice President of Engineering in January 1988. Mr. Crofford has worked in the field of computer engineering since 1977. Mr. Crofford is a member of the Institute of Electrical and Electronics Engineers.

         MR. ROWLAND joined the Company in December 1982 as Production Manager and was promoted to Vice President of Manufacturing in January 1984. Mr. Rowland has 23 years electronic manufacturing experience, including production testing, assembly line layout and production control management.

         MR. LUCE joined the Company in November 1982 as Installation Director. He was later promoted to Director of Installation and Service and became Vice President of Service in June 1986.

         MR. REIGEL joined the Company in June 1993 as PBX Product Sales Manager. He was promoted to Vice President of Marketing and Sales in June 1995. Prior to his employment with the Company, Mr. Reigel served as a National Accounts Sales Manager for WilTel Communications systems for approximately a year and a half. He has been active in the development of major national accounts in the telecommunications industry since 1987. Mr. Reigel received his Bachelor of Science Degree in Business from the University of Colorado.

         MR. BARBER has served as general counsel to the Company since its incorporation. He has been a director of the Company since March 1987 and was Senior Vice President from August 1987 until March 1989. Mr. Barber has been engaged in the private practice of law since October 1980 and is a shareholder in the law firm of Barber & Bartz, a Professional Corporation, in Tulsa, Oklahoma. Mr. Barber is also a Certified Public Accountant licensed in Oklahoma. He received his Bachelor of Science Degree in Business Administration (Accounting) from the University of Arkansas and his Juris Doctorate Degree from the University of Tulsa.

         MR. DUKE has been a director of the Company since March 1991. He is President of Duke Resources, an oil and gas consulting firm, and a principal in Tandem Oil and Gas Company, L.L.C. Prior to joining Tandem Oil and Gas Company, he was President and Chief Operating Officer of Hadson Petroleum (USA), Inc., a domestic oil and gas subsidiary of Hadson Corporation and was responsible for all phases of exploration and production, land, accounting, operations, product marketing and budgeting and planning. Mr. Duke joined Hadson Petroleum in 1987 as Senior Vice President of Operations. Mr. Duke has a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma.

         DR. HISRICH has served as a director of the Company since March 1987. He occupies the A. Malachi Mixon III Chair in Entrepreneurial Studies and is Professor of Marketing and Policy Studies at the Weatherhead School of Management at Case Western Reserve University in Cleveland, Ohio. Prior to assuming such positions, he occupied the Bovaird Chair of Entrepreneurial Studies and Private Enterprise and was Professor of Marketing at the College of Business Administration for the University of Tulsa. He is also a marketing and management consultant. He is a member of the Boards of Trustees of Barrington College and of Gordon College, a member of the Editorial Boards of the Journal of Venturing and the American Journal of Small Business, and a member of the Boards of Directors of the Oklahoma Private Enterprise Forum and Tulsa Innovation Center. Dr. Hisrich received his Bachelor of Arts Degree in English and Science from DePaul University and his Master of Business Administration Degree (Marketing) and Ph.D. in Business Administration (Marketing, Finance, and Quantitative Methods) from the University of Cincinnati.

ITEM 10. EXECUTIVE COMPENSATION.

         The following table sets forth information concerning the compensation of the Company's President, Executive Vice President and Vice President of Marketing and Sales. No other executive officer of the Company received a total salary and bonus which exceeded $100,000 during fiscal 1995.

                           SUMMARY COMPENSATION TABLE




                                          Annual Compensation          Long Term Compensation
                                          -------------------          ----------------------


Name and                                                                  Common Stock             All
Principal                                                                  Underlying             Other
Position                   Year       Salary    Bonus       Other           Options            Compensation
---------                  ----       ------    -----       -----         ------------         ------------
Jack R. Ingram            1995     $ 90,000  $229,334       -                -                $6,000(1)
 President

                          1994     $ 90,000  $138,926       -                -                   -


                          1993     $ 90,000  $ 43,607       -              50,000                -


Ronald L. Siegenthaler    1995         -     $199,334       -                -                   -
 Executive Vice
 President                1994         -     $ 98,926       -                -                   -

                          1993         -     $ 13,607       -              50,000                -


Donald E. Reigel          1995     $ 75,000  $ 25,444   $130,582(2)          -                $6,000(1)
 Vice President of
 Marketing and Sales      1994     $ 75,000      -      $ 65,091(2)          -                   -

                          1993     $ 31,250      -      $    444(2)        37,500                -


_____________________________


(1) Represents the Company's contributions to the employee's account under the Company's 401(k) plan, in accordance with the terms of such plan.

(2)      Represents sales commissions paid to Mr. Reigel.

         No stock options or stock appreciation rights were granted by the Company to any of the persons named in the Summary Compensation Table during the Company's fiscal year ended October 31, 1995, nor were options exercised by such persons during the Company's fiscal year ended October 31, 1995. The following table sets forth certain information regarding unexercised options held by such persons as of the fiscal year-end.



                              FY-END OPTION VALUES


                                           Number of Securities                   Value of Unexercised
                                      Underlying Unexercised Options              In-the-Money Options
                                                at FY-End                              at FY-End
                                      ------------------------------        --------------------------------
         Name                         Exercisable      Unexercisable        Exercisable        Unexercisable
         ---------------------------------------------------------------------------------------------------
         Jack R. Ingram                 200,000              -             $1,150,000(1)             -

         Ronald L. Siegenthaler         300,000              -             $1,725,000(1)             -

         Donald E. Reigel                25,000           12,500           $  130,500(2)       $ 65,250(2)


_______________________________

(1) Based on the difference between the fair market value of the securities underlying the options at fiscal year-end and the exercise price of $1.00 per share.


(2) Based on the difference between the fair market value of the securities underlying the options at fiscal year-end and the exercise price of $1.53 per share.



         Commencing in March, 1995, the Company began compensating its outside directors $250.00 per meeting attended. While the Company does not have any formal arrangement to grant stock options to its directors, the Company has previously granted stock options to all of its outside directors. Generally, these options are for 10,000 shares, with a vesting period of one year and an exercise period of ten years. No other compensation was paid to directors for their services as such during the Company's 1995 fiscal year.

EMPLOYMENT AGREEMENTS

         The Company has a written employment agreement with Jack R. Ingram, its President and Chief Executive Officer, concerning the terms of his compensation. The agreement provides that for each year during which he is employed, Mr. Ingram will receive an annual bonus based on the Company's total sales and after-tax net income, provided the Company's total sales for such fiscal year exceed $5,000,000. The bonus amount is equal to a percentage of the Company's after- tax net income, calculated by dividing the Company's total sales for the year by $5,000,000, and multiplying such factor by 5%, with the percentage capped at ten percent (10%) and the dollar amount capped at $200,000. Pursuant to a recent amendment to the agreement approved by the Board, this bonus is to be paid on or before January 31 each year. The agreement further provides for a quarterly bonus, not to exceed $10,000 per quarter, equal to fifty percent (50%) of the Company's quarterly net income.
If Mr. Ingram is terminated from his employment, the full amount of any annual and quarterly bonus earned will become due and payable immediately. Mr. Ingram will forfeit any annual and quarterly bonus installments not paid in the event he resigns from office. Mr. Ingram receives a $90,000 base salary under the agreement. Mr. Ingram's employment with the Company is at-will, with no set term.

         The Company also has a written agreement with Ronald L. Siegenthaler, the Company's Executive Vice President, concerning the terms of his compensation as an officer of the Company. Mr. Siegenthaler is compensated on the basis of an annual bonus upon the same terms as the annual bonus paid to Mr. Ingram, except that Mr. Siegenthaler will not forfeit any bonus payment upon his resignation from office. Any bonus earned by Mr. Siegenthaler is paid on or before January 31 each year. Mr. Siegenthaler is retained on an at-will basis, and this arrangement may be terminated by either party at any time.

         The Company entered into a written agreement with Donald E. Reigel on June 12, 1995, concerning the terms of his employment as Vice President of Marketing and Sales. Pursuant to the terms of the agreement, Mr. Reigel receives a salary of $75,000, plus a commission equal to 0.25% of the Company's monthly net sales and service revenues. Prior to August 1, 1995, Mr. Reigel's commissions were based only on PBX sales and service revenues, and call accounting sales and service revenues when generated in conjunction with a PBX sale. The rate of commissions paid to Mr. Reigel prior to August 1, 1995 were dependent upon the margin of profit produced by the sale.

         Under the agreement, on August 1, 1995, Mr. Reigel became entitled to earn an annual bonus of 3% of the increase in the Company's annual net sales and service revenues over those revenues for the previous fiscal year. For the four months ending October 31, 1995, Mr. Reigel was paid a bonus on the amount that fourth quarter net revenue exceeded $2,500,000. For fiscal 1996, Mr. Reigel's bonus will be paid on the amount that fiscal 1996 net revenue exceeds $10,000,000. Mr. Reigel will forfeit the right to receive any bonus for the then current fiscal year upon termination of his employment unless he is terminated by the Company without cause, in which case he will be entitled to receive a bonus, if any, on a prorated basis.

         Mr. Reigel is subject to standard confidentiality restrictions, as well as to a twelve month non-solicitation agreement upon termination of his employment for any reason while Jack Ingram remains President of the Company, and a thirty-day non-solicitation agreement if Mr. Ingram is not President at the time of Mr. Reigel's termination. There is no set term to Mr. Reigel's employment by the Company.

ITEM 11. SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND MANAGEMENT.

         The following table sets forth certain information known to the Company as of December 31, 1995, the most recent practicable date, unless otherwise footnoted, regarding beneficial ownership of the Company's Common Stock, par value $.10 per share, by (i) each person who is known by the Company to own more than five percent of such Common Stock, (ii) all directors and nominees of the Company, (iii) each of the executive officers named in the Summary Compensation Table, and (iv) all directors and executive officers of the Company as a group:

                                                              Amount and Nature
   Name and Address                                             of Beneficial        Percent of
  of Beneficial Owner                                            Ownership(1)          Class
  -------------------                                         -----------------      ----------
   Jack R. Ingram                                               384,700  (2)          16.48%
   XETA Corporation
   4500 S. Garnett, Suite 1000
   Tulsa, OK  74146

   Ronald L. Siegenthaler                                       374,669  (3)          16.05%
   P.O. Box 571300
   Tulsa, OK  74157

   SEDCO Investments                                            171,314                8.02%
   P.O. Box 571300
   Tulsa, OK  74157

   Ron B. Barber                                                 31,520  (4)           1.46%
   One Ten Occidental Place
   110 W. 7th Street, Suite 200
   Tulsa, OK  74119

   Donald E. Reigel                                              29,389  (5)           1.36%
   XETA Corporation
   5330 Manhattan Circle, Suite D
   Boulder, CO  80303

   Robert B. Wagner                                              21,800  (6)           1.01%
   XETA Corporation
   4500 S. Garnett, Suite 1000
   Tulsa, OK  74146

   Donald T. Duke                                                11,400  (7)            *
   1701 Morningstar
   Edmond, OK  73034

   Robert D. Hisrich                                             12,900  (8)            *
   10900 Euclid Avenue
   Cleveland, OH 44106


_______________________________
(Footnotes appear on next page)

                               Amount and Nature
   Name and Address             of Beneficial         Percent of
  of Beneficial Owner            Ownership(1)           Class
  -------------------          -----------------      ----------
    All officers and
       directors as a group
       (10 persons)            942,678  (2)-(9)         34.87%

_______________________________

*Less than 1%

 (1)      Ownership is direct unless otherwise indicated.

 (2) Includes 2,500 shares held by Mr. Ingram's wife and options to purchase 200,000 shares of the Company's common stock which are presently exercisable.

 (3) Includes 171,314 shares held by SEDCO Investments, an Oklahoma general partnership in which Mr. Siegenthaler is a general partner; options to purchase 200,000 shares which are presently exercisable; and 3,355 shares held by Mr. Siegenthaler's adult son who resides with him. Mr. Siegenthaler disclaims beneficial ownership over the shares held by his son.

 (4) Includes options to purchase 30,000 shares of the Company's common stock which are presently exercisable.

 (5) Includes options to purchase 25,000 shares of the Company's common stock, which are presently exercisable. Excludes options to purchase 12,500 shares of the Company's common stock which are not exercisable until July, 1996.

 (6) Includes 1,300 shares held by Mr. Wagner as custodian for his minor children and options to purchase 17,500 shares of the Company's common stock which are presently exercisable.

 (7) Includes options to purchase 10,000 shares of the Company's common stock which are presently exercisable.

 (8) Includes 900 shares held by Dr. Hisrich as custodian for his minor child, and options to purchase 10,000 shares of the Company's common stock which are presently exercisable.

 (9) Includes 100 shares held by an officer not named in the table, as custodian for his minor child, and options granted to officers not named in the table to purchase an aggregate of 76,000 shares which are presently exercisable.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       Ron Barber, a director of the Company, is a shareholder in the law firm of Barber & Bartz, general counsel to the Company. During the fiscal year ended October 31, 1995, the Company paid or accrued legal fees to Barber & Bartz in the approximate amount of $103,000.

       For a description of certain transactions with management in which the amount involved exceeds $60,000, see the discussion under "Executive Compensation," above.


                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended October 31, 1995.

(b) Exhibits made a part of this report are set forth in the Exhibit Index which appears at Page 31.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                XETA CORPORATION


JANUARY 24, 1996                BY:  /s/Jack R. Ingram
                                ----------------------------------
                                JACK R. INGRAM, PRESIDENT AND
                                   CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


JANUARY 24, 1996                  /s/Jack R. Ingram
                                ------------------------------------
                                JACK R. INGRAM, PRESIDENT, CHIEF
                                   EXECUTIVE OFFICER AND DIRECTOR


JANUARY 24, 1996                  /s/Robert B. Wagner
                                ------------------------------------
                                ROBERT B. WAGNER, VICE PRESIDENT OF
                                   FINANCE, CHIEF FINANCIAL OFFICER, TREASURER
                                   AND SECRETARY


JANUARY 22, 1996                  /s/Donald T. Duke
                                ------------------------------------
                                DONALD T. DUKE, DIRECTOR



JANUARY 19, 1996                  /s/Ronald L. Siegenthaler
                                -------------------------------------
                                RONALD L. SIEGENTHALER, DIRECTOR

                                 EXHIBIT INDEX

SEC No.                    Description                                  Page
-------                    -----------                                  ----
   (2)   PLAN OF ACQUISITION,  REORGANIZATION,  ARRANGE-
         MENT, LIQUIDATION OR SUCCESSION - None.

   (3) (ii) BYLAWS - Previously filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994.

   (4)   INSTRUMENTS   DEFINING   RIGHTS   OF   SECURITY
         HOLDERS,  INCLUDING  INDENTURES  -   Previously
         filed  as  Exhibits  3.1,  3.2  and  3.3 to the
         Company's Registration  Statement  on Form S-1,
         Registration No. 33-7841.

   (9)   VOTING TRUST AGREEMENT - None.

   (10)  MATERIAL CONTRACTS  -

                          10.1 Agreement between Don Reigel and the
                               Company dated June 12, 1995.              32


   (11)  STATEMENT RE: COMPUTATION OF PER SHARE
         EARNINGS - None.

   (13)  ANNUAL OR QUARTERLY REPORTS, FORM 10-QSB  None.

   (16)  LETTER ON CHANGE IN CERTIFYING ACCOUNTANT - None.

   (18)  LETTER ON CHANGE IN ACCOUNTING PRINCIPLES - None.

   (21)  SUBSIDIARIES OF THE COMPANY -                                   35

   (22)  PUBLISHED REPORT REGARDING MATTERS  SUBMITTED
         TO VOTE - None.

   (24)  CONSENT OF EXPERTS AND COUNSEL -

                          24.1    Consent of Arthur Andersen, L.L.P.     36

   (25)  POWER OF ATTORNEY - None.

   (27)  FINANCIAL DATA SCHEDULE

   (28)  INFORMATION FROM REPORTS FURNISHED TO STATE
         INSURANCE REGULATORY AUTHORITIES - None.

   (99)  ADDITIONAL EXHIBITS - None.