Form 10QSB
period 1996-01-31
XETA CORP
filed 1996-03-15
CIK 742550

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED JANUARY 31, 1996

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


                                  918-664-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                            Yes  X         No
                               ------        ------

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at March 1, 1996
---------------------------------         -----------------------------
Common Stock, $.10 par value                         2,169,820

                        PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                                          Page No.
                                                                       -------
         Consolidated Balance Sheets - January 31, 1996                   3
           and October 31, 1995

         Consolidated Statements of Operations - For the                  4
           Three Months Ended January 31, 1996 and 1995

         Consolidated Statements of Shareholders' Equity -                5
           November 1, 1995 through January 31, 1996

         Consolidated Statements of Cash Flows - For the                  6
           Three Months Ended January 31, 1996 and 1995

         Notes to Consolidated Financial Statements                       7

                                XETA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                       January 31, 1996     October 31, 1995
                                                       ----------------     -----------------
                                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents                                   $2,595,603    $  2,788,709
  Current portion of net investment in
    sales-type leases                                          1,801,389       1,472,249
  Other receivables, net                                       1,405,111       1,328,445
  Inventories, net (Note 3)                                      654,054         884,764
  Current deferred tax asset, net (Note 6)                       206,871         282,185
  Prepaid expenses and other assets                              189,666          94,755
                                                             -----------    ------------
    Total current assets                                       6,852,694       6,851,107
                                                             -----------    ------------

Noncurrent Assets:
  Net investment in sales-type leases,
    less current portion above                                 3,351,743       3,018,142
  Property, plant, & equipment, net (Note 4)                     335,535         329,525
  Capitalized software production costs, net of
    accumulated amortization of $227,730 at Jan.
    31, 1996 and $214,002 at Oct. 31, 1995                       214,560         184,013
  Other assets                                                   216,904         213,917
                                                             -----------    ------------
    Total noncurrent assets                                    4,118,742       3,745,597
                                                             -----------    ------------

    Total assets                                             $10,971,436    $ 10,596,704
                                                             ===========    ============


                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                           $   381,299    $    441,581
  Unearned revenue (Note 5)                                    2,079,317       1,968,019
  Accrued liabilities                                            364,445         661,363
  Accrued federal and state income taxes                          21,361         538,566
                                                             -----------    ------------
    Total current liabilities                                  2,846,422       3,609,529
                                                             -----------    ------------

Unearned service revenue (Note 5)                              1,810,511       1,687,817
                                                             -----------    ------------

Noncurrent deferred tax liability, net (Note 6)                  497,050         475,921
                                                             -----------    ------------

Commitments (Note 10)

Shareholders' equity:
  Common stock; $.10 par value; 10,000,000
   shares authorized, 2,169,820 and 2,003,320
   issued at January 31, 1996 and October 31,
   1995, respectively                                            216,982         200,332
  Paid-in capital                                              4,627,614       4,092,291
  Retained earnings                                            1,232,597         790,554
                                                             -----------    ------------
                                                               6,077,193       5,083,177
  Less treasury stock, at cost                                  (259,740)       (259,740)
                                                             -----------    ------------
   Total shareholders' equity                                  5,817,453       4,823,437
                                                             -----------    ------------
   Total liabilities & shareholders' equity                  $10,971,436    $ 10,596,704
                                                             ===========    ============


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                       For the Three Months Ended
                                                                       --------------------------
                                                                 January 31, 1996         January 31, 1995
                                                                 ----------------         ----------------
Sales of systems                                                    $2,039,216                $1,839,926
Installation and service revenues                                    1,542,781                 1,221,003
                                                                    ----------                ----------
  Net sales and service revenues                                     3,581,997                 3,060,929
                                                                    ----------                ----------

Cost of sales                                                        1,242,814                   853,800
Installation and service cost                                          989,401                   756,948
                                                                    ----------                ----------
  Total cost of sales and service                                    2,232,215                 1,610,748
                                                                    ----------                ----------

    Gross profit                                                     1,349,782                 1,450,181
                                                                    ----------                ----------

Operating expenses:
  Selling, general and administrative                                  689,285                   664,508
  Engineering, research and development,
    and amortization of capitalized
    software production costs                                           97,357                   120,690
                                                                    ----------                ----------
         Total operating expenses                                      786,642                   785,198
                                                                    ----------                ----------

Income from operations                                                 563,140                   664,983

  Interest and other income                                            139,903                    78,349
                                                                    ----------                ----------

Income before provision for income
  taxes                                                                703,043                   743,332

Provision for income taxes                                            (261,000)                 (205,450)
                                                                    ----------                ----------


Net income                                                          $  442,043                $  537,882
                                                                    ==========                ==========


Income per common and common
  equivalent share
    Primary                                                         $      .19                $      .24
                                                                    ==========                ==========
    Fully diluted                                                   $      .19                $      .23
                                                                    ==========                ==========



Weighted average shares outstanding                                  1,923,241                 1,776,593
                                                                    ==========                ==========

Weighted average share equivalents
    Primary                                                          2,347,865                 2,259,993
                                                                    ==========                ==========
    Fully diluted                                                    2,347,865                 2,295,645
                                                                    ==========                ==========





        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   NOVEMBER 1, 1995 THROUGH JANUARY 31, 1996
                                  (Unaudited)




                           Common Stock                     Treasury Stock
                     ---------------------------       -----------------------
                       Number of                                                                         Retained
                     Shares Issued                                                        Paid-in        Earnings
                     & Outstanding     Par Value         Shares          Amount           Capital        (Deficit)
                     -------------     ---------         ------          ------           -------       ----------
Balance -
 October 31, 1995       2,003,320       $200,332       (189,747)       $(259,740)       $4,092,291        $790,554

  Stock options
    exercised             166,500         16,650                                           149,850

  Tax benefit of
    stock options                                                                          385,473

  Net Income                                                                                               442,043
                        ---------       --------        -------        ---------        ----------      ----------

Balance -
 January 31, 1996       2,169,820       $216,982       (189,747)       $(259,740)       $4,627,614      $1,232,597
                        =========       ========       ========        =========        ==========      ==========





        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      For The Three Months Ending
                                                      ---------------------------
                                                   January 31, 1996  January 31, 1995
                                                   ----------------  ----------------
Cash flows from operating activities:
  Net income                                          $   442,043      $   537,882
                                                      -----------      -----------

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                           32,815           36,725
    Amortization of capitalized software
      production costs                                     13,728           13,728
   (Gain) loss on sale of assets                            5,064          (16,081)
   Provision for doubtful accounts receivable              15,000           15,000
   Provision for excess and obsolete inventory                 --           22,060
   Change in assets and liabilities:
    (Increase) in net investment in sales-type
      leases                                             (662,741)        (711,439)
    (Increase) in other receivables                       (91,666)        (546,209)
    (Increase) decrease in inventories                    230,710          (91,749)
    (Increase) decrease in prepaid income taxes                --           80,817
    (Increase) decrease in deferred tax asset              58,786          (90,405)
    (Increase) decrease in prepaid expenses and
      other assets                                        (97,898)        (117,213)
     Increase (decrease) in accounts payable              (60,282)          12,069
     Increase (decrease) in unearned revenue              233,992          684,701
     Increase (decrease) in accrued liabilities          (503,569)         458,601
     Increase (decrease) in deferred tax liabilities      112,578          (84,323)
                                                      -----------      -----------
       Total adjustments                                 (713,483)        (333,718)
                                                      -----------      -----------
         Net cash provided by (used in)
         operating activities                            (271,440)         204,164
                                                      -----------      -----------

Cash flows from investing activities:
    Additions to capitalized software                     (44,276)              --
    Additions to property, plant & equipment              (43,890)         (25,456)
    Proceeds from sale of assets                              --            21,256
                                                      -----------      -----------
        Net cash provided by (used in)
         investing activities                             (88,166)          (4,200)
                                                      -----------      -----------

Cash flows from financing activities:
  Exercise of stock options                               166,500           10,000
                                                      -----------      -----------
        Net cash used in financing activities             166,500           10,000
                                                      -----------      -----------
        Net increase (decrease) in cash and
          cash equivalents                               (193,106)         209,964

Cash and cash equivalents, beginning of period          2,788,709        1,630,531
                                                      -----------      -----------
Cash and cash equivalents, end of period              $ 2,595,603      $ 1,840,495
                                                      ===========      ===========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $        --      $        --
  Cash paid during the period for income taxes        $   296,286      $        --




        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1996
                                  (Unaudited)



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



(2)      REVOLVING CREDIT AGREEMENT

         The Company maintains a $350,000 revolving line of credit with its bank. To date, no advances have been made under this agreement.



(3)      INVENTORIES

         The following are the components of inventories:

                                                                      January 31,      October 31,
                                                                         1996              1995
                                                                      ----------       -----------
                                                                     (Unaudited)
         Raw materials                                                $  345,871       $  447,090
         Finished goods and spare parts                                  443,512          573,307
                                                                      ----------       ----------
                                                                         789,383        1,020,397
         Less reserve for excess
          and obsolete inventory                                         135,329          135,633
                                                                      ----------       ----------
                                                                      $  654,054       $  884,764
                                                                      ==========       ==========

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                January 31,    October 31,
                                                                   1996           1995
                                                                -----------   ------------
                                                                (Unaudited)
           Computer field equipment                               $666,422       $661,473
           Office furniture                                        111,642        108,731
           Other                                                   128,878        106,277
                                                                  --------      ---------
                                                                   906,942        876,481

         Less accumulated depreciation                             571,407       (546,956)
                                                                  --------      ---------
                                                                  $335,535      $ 329,525
                                                                  ========      =========

(5)      UNEARNED INCOME

         Unearned income consists of the following:

                                                                January 31,    October 31,
                                                                    1996          1995
                                                                -----------    -----------
                                                                (Unaudited)
         Service contracts                                      $1,319,838     $1,177,599
         Warranty service                                          500,403        487,673
         Systems shipped, but not installed                          9,976         44,305
         Customer deposits                                         199,682        208,065
         Other deferred revenues                                    49,418         50,377
                                                                ----------     ----------

         Total current deferred revenue                          2,079,317      1,968,019

         Noncurrent unearned service revenues                    1,810,511      1,687,817
                                                                ----------     ----------
                                                                $3,889,828     $3,655,836
                                                                ==========     ==========

(6)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                               January 31,     October 31,
                                                                   1996            1995
                                                               -----------     -----------
                                                               (Unaudited)
Deferred tax assets:
  Prepaid service contracts                                     $ 111,108      $ 128,397
  Nondeductible reserves                                          278,946        299,873
  Book depreciation in excess of tax                                7,597         23,780
  Other                                                            32,364         44,036
                                                                ---------      ---------
Total deferred tax asset                                          430,015        496,086
                                                                ---------      ---------

Deferred tax liabilities:
  Unamortized capitalized software
    development costs                                             (72,951)       (62,564)
  Tax income to be recognized on
    sales-type lease contracts                                   (555,794)      (535,808)
  Other                                                           (91,449)       (91,450)
                                                                ---------      ---------
Total deferred tax liability                                     (720,194)      (689,822)
                                                                ---------      ---------
Net deferred tax liability                                      $(290,179)     $(193,736)
                                                                =========      =========

(7)      INTEREST AND OTHER INCOME

         Interest and other income for the quarter ending January 31, 1996, consists primarily of interest income earned from sales-type leases and cash investments.



(8)      FOOTNOTES INCORPORATED BY REFERENCE

         Certain footnotes are applicable to the consolidated financial statements, but would be substantially unchanged from those presented in the Company's Annual Report on Form 10-KSB, Commission File No. 0-16231, filed with the Securities and Exchange Commission on January 29, 1996. Accordingly, reference should be made to those statements for the following:

         Note                     Description
         ----                     -----------
           1              Business and summary of significant accounting policies

           3              Cash and cash equivalents

           4              Income taxes

           5              Xeta Reservation Systems, Inc.

           7              Accrued liabilities

           9              Stock options

          10              Commitments

          11              Major customers

          13              Other receivables

          14              Employment agreements

          15              Contingency

          16              Earnings per share

          18              Retirement plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter of fiscal 1996, XETA Corporation, ("the Company") recorded net income of $442,000 on total revenues of $3,582,000. These results represent a 17% increase in total revenues and a 18% decrease in net income when compared to the first quarter of fiscal 1995.

During the quarter, two significant, but offsetting trends continued. First, the acceptance of the Company's PBX product and service offering continued to increase, resulting in substantial increases in the revenues earned from PBX related activities compared to a year ago. Second, revenues from orders resulting from the mandated changes in the dialing patterns of telephone numbers used in most of North America ("North American Numbering Plan or NANP")continued to decline as this upgrade program draws to a conclusion. This surge in orders, primarily for higher margin call accounting systems, began in the fourth quarter of fiscal 1994, reached their peak during the first quarter of fiscal 1995 and have declined steadily since. Management expects the remaining backlog of orders to be installed and recognized as revenues during the second quarter.

A third important factor affecting the comparison of the first quarter results is the difference in the effective income tax rates between the two periods. The effective tax rate realized in the first quarter of fiscal 1995 reflected the realization of $107,000 in tax benefits of reversing temporary timing differences. Such unrealized benefits are no longer available to the Company.

FINANCIAL CONDITION

The Company's financial strength continues to be an important factor in all phases of its business. The surge in revenues related to the changes in the NANP was due in part to the Company's ability to internally finance these transactions through the XETAPLAN program. As a result of the Company's ability to offer this turnkey financing program, one of the Company's major customers, Marriott International/Marriott Host, was able to upgrade all of its XETA call accounting systems.

The Company's financial strength has also played an important role in the Company's successful entry into the PBX market. By having the necessary working capital to fund additional sales and service locations and to fully support those locations with spare parts and administrative services, the Company has been able to maintain a rapid rate of growth. Furthermore, the Company's financial strength sometimes is an important factor in negotiations with major customers who want the assurance that their PBX service provider can fully support multiple locations across the country.

During the first fiscal quarter of fiscal 1996, the Company continued to invest heavily in research and development activities. Most of this activity centered around the development of the Company's new PBX related product, XPANDER. (See "Results of Operations" for a further discussion of this product.) Management anticipates that investment in engineering and research and development activities will continue at the current pace for the foreseeable future.

In addition to the activities described above, the Company continues to actively evaluate various strategies for effective use of its cash reserves. These strategies include, but are not limited to, stock repurchases, synergistic acquisitions and continued expansion of the XETAPLAN program possibly to include PBX or XPANDER systems.


RESULTS OF OPERATIONS

Net sales and service revenues increased 17% to $3,582,000 compared to the first quarter of fiscal 1995. This increase consisted of an 11% increase in sales of new systems and a 26% increase in installation and service revenues. When analyzed by product line, PBX related revenues, both systems sales and service revenues, increased $973,000 or 91% compared to the first quarter of fiscal 1995. Call accounting related revenues declined 23% in total. This decrease included a $469,000 or 41% decrease in sales of new call accounting systems, highlighting the impact of the decline in NANP related sales. Sales of new call accounting systems are expected to decrease during the second quarter and then decline significantly beginning in the third quarter of fiscal 1996. Revenues earned from call accounting service activities increased $17,000 or 2% in the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995.

Gross margins decreased from 47% during the first quarter of fiscal 1995 to 38% during the first quarter of fiscal 1996. This decrease in gross margins was expected and reflects the decrease in sales of higher margin call accounting systems.

The decreasing trend in overall gross margins is expected to continue through the third quarter and then stabilize during the fourth quarter. As a result, even though management expects PBX related revenues to continue to increase sufficiently to produce a modest increase in overall fiscal 1996 revenues, the magnitude of the decline in sales of higher margin call accounting systems will make it challenging to surpass fiscal 1995's total net income. The expected increase in fiscal 1996 revenues is dependent primarily on the continued acceptance of the Company's PBX product and service offerings, and to a much lesser degree, the successful completion of development of the Company's new XPANDER product.

Operating expenses were relatively unchanged during the first quarter of fiscal 1996 compared to the same period in fiscal 1995. Increases in costs related to additional sales and administrative personnel were partially offset by decreases in bad debt expense and in executive bonuses, which are directly related to profitability. Also, engineering related expenses decreased due to the fact that a greater portion of the expenses incurred during the first quarter of fiscal 1996 qualified for capitalization under the applicable accounting rules than in the same period of fiscal 1995.

Interest and other income increased $62,000 or 79% during the first quarter of fiscal 1996 compared to the first quarter of fiscal 1995. This increase primarily reflects the increase in interest income earned from the Company's portfolio of sales-type leases. During fiscal 1995, many of the Company's sales related to the NANP activity were recorded as sale- type leases which, under the applicable accounting rules, resulted in the recording of a system sale and an offsetting sales-type lease receivable. Each month, as these sales-type lease receivables are amortized, a portion of each payment is recorded as interest income. The original term of these contracts ranged from three to five years and the majority of these contracts are with a single customer, Marriott International/Marriott Host. Because of the Company's long-standing relationship with Marriott and because the Company's products are essential, revenue-producing assets for the customer, management considers the Company's credit risk to be satisfactorily diversified and the allowance for doubtful accounts to be adequate to absorb estimated losses at January 31, 1996.

The Company has recorded a provision for federal and state income taxes of $261,000 for the quarter ending January 31, 1996 compared to a provision for taxes of $205,000 for the first quarter of fiscal 1995. As discussed above, the effective tax rate for the first quarter of last year was reduced substantially as a result of the recognition of $107,000 in tax benefits relating to reversing timing differences. Management expects the effective rate realized in the first quarter of fiscal 1996 to be indicative of the effective rate for the remainder of the year.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

    Phonometrics

    Since the filing of its report on Form 10-KSB for its 1995 fiscal year, the Company learned that a ruling was issued against Phonometrics, Inc. in favor of Northern Telecom on Northern Telecom's motion for summary judgment of non- infringement. The court held that the accused products manufactured and sold by Northern Telecom during the relevant time period of the lawsuit did not infringe on Phonometrics' patent. Critical to the court's decision was the fact that the accused products did not contain an instantaneous digital display of the cost of the call, a call- completion signal, and a settable charge selector (thumbwheels), all of which, the court concluded, are necessary elements of the Claims in Phonometrics' patent and therefore must be present to support a claim of infringement under the Doctrine of Equivalents.

    While the court's language in the Northern Telecom order granting Northern Telecom's motion for summary judgment was not broad enough to automatically dispose of all other pending Phonometrics cases, the Company believes that the same arguments advanced by Northern Telecom can be made with respect to the Company's equipment and that the Northern Telecom decision provides strong, favorable precedent in favor of the Company's equipment and its customers. Northern Telecom is appealing the court's decision.

    The Company continues to monitor these cases. Several Phonometrics cases are set for trial later this year. As of March 14, 1996, the Company has not been named as a party in any of these cases.

    ABTS

    There have been no material developments in the action brought by Associated Business Telephone Company ("ABTS") against the Company, since the Company's description of this action in its 1995 Form 10-KSB. The court-ordered settlement conference originally scheduled for March 7, 1996, was indefinitely postponed, pending completion of further discovery by the parties. The Court has set a July 31, 1996 date for completion of discovery and an October 15, 1996 trial date in this matter.



Items 2 through 5 of Part II have been omitted because they are inapplicable or the response thereto is negative.



Item 6.

    (a)       Exhibits - See the Exhibit Index at Page 15.

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


                                        XETA CORPORATION
                                        (Registrant)


Dated:  March 15, 1996                  By: /s/ JACK R. INGRAM
                                            ------------------------------------
                                            Jack R. Ingram
                                            President


Dated:  March 15, 1996                  By: /s/ ROBERT B. WAGNER
                                            ------------------------------------
                                            Robert B. Wagner
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

 (11)            Statement re:  computation of per share earnings - Inapplicable.             -

 (15)            Letter re:  unaudited interim financial information - Inapplicable.          -

 (18)            Letter re:  change in accounting principles - Inapplicable.                  -

 (19)            Previously unfiled documents - Indicated by
                 asterisk (*).                                                                -

 (20)            Report furnished to security holders - None.                                 -

 (23)            Published report regarding matters submitted to a vote
                 of security holders - None.                                                  -

 (24)            Consents of experts and counsel                                              16
                    24.1  Consent of Arthur Andersen LLP

 (25)            Power of attorney - None.

 (27)            Financial Data Schedule                                                      -

 (28)            Additional exhibits - None.                                                  -