Form 10QSB
period 1996-04-30
XETA CORP
filed 1996-06-13
CIK 742550

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED APRIL 30, 1996

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-16231


                                 XETA Corporation                          '
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Oklahoma                                      73-1130045   '
- --------------------------------------------------------------------------------
    (State or other jurisdiction of                       (I.R.S. Employer''
    incorporation or organization)                       Identification No.)

        4500 S. Garnett, Suite 1000, Tulsa, Oklahoma                74146  '
- --------------------------------------------------------------------------------
     (Address of principal executive offices)                   (Zip Code)

                                  918-664-8200                             '
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable                            '
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes  X         No   '
                                ---          ---
Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                                Outstanding at June 1, 1996
- -----------------------------------           ----------------------------------
    Common Stock, $.10 par value                             2,170,653


                         Page 1 of 16 consecutive pages
                       Exhibit Index appears on Page 15.

                         PART I.  FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                                                 Page No.
                                                                              -------
         Consolidated Balance Sheets - April 30, 1996                           3
           and October 31, 1995

         Consolidated Statements of Operations - For the                        4
           Three and Six Months Ended April 30, 1996 and 1995

         Consolidated Statements of Shareholders' Equity -                      5
           November 1, 1995 through April 30, 1996

         Consolidated Statements of Cash Flows - For the                        6
           Six Months Ended April 30, 1996 and 1995

         Notes to Consolidated Financial Statements                             7

                                XETA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                April 30, 1996  October 31, 1995
                                                --------------  ----------------
                                                 (Unaudited)
Current Assets:
  Cash and cash equivalents                       $ 3,406,754      $ 2,788,709
  Current portion of net investment in
    sales-type leases                               2,101,330        1,472,249
  Other receivables, net                              984,590        1,328,445
  Inventories, net (Note 3)                           760,229          884,764
  Current deferred tax asset, net (Note 6)            248,804          282,185
  Prepaid expenses and other assets                   202,744           94,755
                                                   ----------      -----------
    Total current assets                            7,704,451        6,851,107
                                                   ----------      -----------

Noncurrent Assets:
  Net investment in sales-type leases,
    less current portion above                      3,551,755        3,018,142
  Property, plant, & equipment, net (Note 4)          354,459          329,525
  Capitalized software production costs, net of
    accumulated amortization of $241,457 at April
    30, 1996 and $214,002 at Oct. 31, 1995            247,237          184,013
  Other assets                                        212,528          213,917
                                                  -----------      -----------
    Total noncurrent assets                         4,365,979        3,745,597
                                                  -----------      -----------

    Total assets                                  $12,070,430      $10,596,704
                                                  ===========      ===========

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $   417,394      $   441,581
  Unearned revenue (Note 5)                         2,313,575        1,968,019
  Accrued liabilities                                 513,564          661,363
  Accrued federal and state income taxes              114,523          538,566
                                                   ----------      -----------
    Total current liabilities                       3,359,056        3,609,529
                                                   ----------      -----------

Unearned service revenue (Note 5)                   1,896,160        1,687,817
                                                   ----------      -----------

Noncurrent deferred tax liability, net (Note 6)       537,742          475,921
                                                   ----------      -----------

Commitments (Note 10)

Shareholders' equity:
  Common stock; $.10 par value; 10,000,000
   shares authorized, 2,170,653 and 2,003,320
   issued at April 30, 1996 and October 31,
   1995, respectively                                 217,065          200,332
  Paid-in capital                                   4,691,351        4,092,291
  Retained earnings                                 1,628,796          790,554
                                                  -----------      -----------
                                                    6,537,212        5,083,177
  Less treasury stock, at cost                       (259,740)        (259,740)
                                                  -----------      -----------
   Total shareholders' equity                       6,277,472        4,823,437
                                                  -----------      -----------
   Total liabilities & shareholders' equity       $12,070,430      $10,596,704
                                                  ===========      ===========

                The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                             For the Three Months        For the Six Months
                                                                   April 30                    April 30
                                                               1996        1995           1996        1995
                                                               ----        ----           ----        ----
Sales of systems                                            $1,990,880    1,782,481     4,030,096    3,622,407
Installation and service revenues                            1,703,625    1,261,247     3,246,406    2,482,250
                                                            ----------   ----------    ---------    ----------
  Net sales and service revenues                             3,694,505    3,043,728    7,276,502     6,104,657
                                                            ----------   ----------    ---------    ----------

Cost of sales                                                1,224,743    1,075,973     2,467,557    1,929,773
Installation and service cost                                1,130,886      796,589     2,120,287    1,553,537
                                                            ----------   ----------    ----------   ----------
  Total cost of sales and service                            2,355,629    1,872,562     4,587,844    3,483,310
                                                            ----------   ----------    ----------   ----------

    Gross profit                                             1,338,876    1,171,166     2,688,658    2,621,347
                                                            ----------   ----------    ----------   ----------

Operating expenses:
  Selling, general and administrative                          755,454      635,703     1,444,739    1,300,211
  Engineering, research and development,
    and amortization of capitalized
    software production costs                                   98,181      131,547       195,538      252,237
                                                            ----------   ----------    ----------   ----------
         Total operating expenses                              853,635      767,250     1,640,277    1,552,448
                                                            ----------   ----------    ----------   ----------

Income from operations                                         485,241      403,916     1,048,381    1,068,899

  Interest and other income                                    149,958       95,539       289,861      173,888
                                                            ----------   ----------    ----------   ----------

Income before provision for income
  taxes                                                        635,199      499,455     1,338,242    1,242,787
Provision for income taxes                                     239,000      208,941       500,000      414,390
                                                            ----------    ---------    ----------   ----------


Net income                                                  $  396,199    $  290,514      838,242      828,397
                                                            ==========    ==========   ==========   ==========


Income per common and common
  equivalent share
    Primary and fully diluted                               $      .17    $      .12   $      .36   $      .36
                                                            ==========    ==========   ==========   ==========



Weighted average shares outstanding                          1,980,638     1,799,120    1,951,624    1,787,857
                                                            ==========    ==========   ==========   ==========
Weighted average shares equivalents                          2,349,036     2,370,951    2,338,797    2,308,780
                                                            ==========    ==========   ==========   ==========




                The accompanying notes are an integral part of these statements.

                               XETA CORPORATION
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   NOVEMBER 1, 1995 THROUGH April 30, 1996

                                  (Unaudited)


                           Common Stock                     Treasury Stock  ''
                     ---------------------------       -----------------------
                       Number of                                                                          Retained
                     Shares Issued                                                        Paid-in         Earnings
                     & Outstanding     Par Value         Shares          Amount           Capital         (Deficit)'
                     -------------     ---------         ------          ------           -------        -----------
Balance -
 October 31, 1995       2,003,320       $200,332       (189,747)       $(259,740)       $4,092,291      $  790,554

  Stock options
    exercised             167,333         16,733                                          150,808

  Tax benefit of
    stock options                                                                         448,252

  Net Income                                                                                               838,242
                        ---------       --------        -------        ---------        ----------      ----------

Balance -
 April 30, 1996         2,170,653       $217,065       (189,747)       $(259,740)       $4,691,351      $1,628,796
                        =========       ========        =======        =========        ==========      ==========


                The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      For The Six Months Ending
                                                      -------------------------
                                                     April 30, 1996  April 30, 1995
                                                     --------------  --------------
Cash flows from operating activities:
  Net income                                          $  838,242      $ 828,397
                                                      ----------     ----------

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                          78,283         79,553
    Amortization of capitalized software
      production costs                                    27,456         27,456
   (Gain) loss on sale of assets                         (14,076)       (23,061)
   Provision for doubtful accounts receivable             30,000         30,000
   Provision for excess and obsolete inventory                --         15,330
   Change in assets and liabilities:
    (Increase) in net investment in sales-type
      leases                                          (1,162,694)      (991,934)
    (Increase) decrease in other receivables             313,855       (900,168)
    (Increase) decrease in inventories                   124,535        114,038
    (Increase) decrease in prepaid income taxes               --        188,714
    (Increase) decrease in deferred tax asset             33,381       (119,361)
    (Increase) decrease in prepaid expenses and
      other assets                                      (106,600)      (107,222)
     Increase (decrease) in accounts payable             (24,187)       159,279
     Increase (decrease) in unearned revenue             553,899        536,370
     Increase (decrease) in accrued liabilities         (147,799)       109,114
     Increase (decrease) in accrued income taxes          24,209        503,673
     Increase (decrease) in deferred tax liabilities      61,821        (93,716)
                                                      ----------     ----------
       Total adjustments                                (207,917)      (471,935)
                                                      ----------     ----------
         Net cash provided by (used in)
         operating activities                            630,325        356,462
                                                      ----------     ----------

Cash flows from investing activities:
    Additions to capitalized software                    (90,681)       (35,237)
    Additions to property, plant & equipment            (118,088)       (59,380)
    Proceeds from sale of assets                          28,948         34,259
                                                      ----------     ----------
        Net cash provided by (used in)
         investing activities                           (179,821)       (60,358)
                                                      ----------     ----------

Cash flows from financing activities:
  Exercise of stock options                              167,541         42,813
                                                      ----------     ----------
        Net cash provided by financing activities        167,541         42,813
                                                      ----------     ----------
        Net increase (decrease) in cash and
          cash equivalents                               618,045        338,917

Cash and cash equivalents, beginning of period         2,788,709      1,630,531
                                                      ----------     ----------
Cash and cash equivalents, end of period              $3,406,754     $1,969,448
                                                      ==========     ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $       --     $      739
  Cash paid during the period for income taxes        $  140,588     $   55,000

                The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1996
                                  (Unaudited)



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



(2)      REVOLVING CREDIT AGREEMENT

         In June, 1996, the Company increased its line of credit with its bank to $1,000,000 on essentially the same terms and conditions as its previous line of credit. To date, no advances have been made under this agreement.



(3)      INVENTORIES

         The following are the components of inventories:

                                                      April 30,       October 31,
                                                        1996              1995'''
                                                     ----------        ----------
                                                    (Unaudited)
         Raw materials                               $  383,574       $  447,090
         Finished goods and spare parts                 491,696          573,307
                                                     ----------       ----------
                                                        875,270        1,020,397
         Less reserve for excess
          and obsolete inventory                        115,041          135,633
                                                     ----------       ----------
                                                     $  760,229       $  884,764
                                                     ==========       ==========

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                        April 30,     October 31,
                                                           1996         1995 ''
                                                        ---------    ----------
                                                       (Unaudited)
           Computer field equipment                     $721,251       $661,473
           Office furniture                              112,976        108,731
           Other                                         120,766        106,277
                                                        --------       --------
                                                         954,993        876,481

         Less accumulated depreciation                   600,534        546,956
                                                        --------        -------
                                                        $354,459       $329,525
                                                        ========       ========

(5)      UNEARNED INCOME

         Unearned income consists of the following:

                                                        April 30,     October 31,
                                                           1996           1995'''
                                                        ---------      ----------
                                                       (Unaudited)
         Service contracts                              $1,569,752     $1,177,599
         Warranty service                                  464,388        487,673
         Systems shipped, but not installed                 61,361         44,305
         Customer deposits                                 167,732        208,065
         Other deferred revenues                            50,342         50,377
                                                        ----------     ----------

         Total current deferred revenue                  2,313,575      1,968,019

         Noncurrent unearned service revenues            1,896,160      1,687,817
                                                        ----------     ----------
                                                        $4,209,735     $3,655,836
                                                        ==========     ==========

(6)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                        April 30,     October 31,
                                                          1996           1995  '
                                                        ---------     ----------
                                                       (Unaudited)
                                                        ---------
Deferred tax assets:
  Prepaid service contracts                             $  98,199     $ 128,397
  Nondeductible reserves                                  324,512       299,873
  Book depreciation in excess of tax                        5,716        23,780
  Other                                                    39,835        44,036
                                                        ---------     ---------
Total deferred tax asset                                  468,262       496,086
                                                        ---------     ---------

Deferred tax liabilities:
  Unamortized capitalized software
    development costs                                 (84,061)      (62,564)
  Tax income to be recognized on
    sales-type lease contracts                       (581,690)     (535,808)
  Other                                               (91,449)      (91,450)
                                                    ---------     ---------
Total deferred tax liability                         (757,200)     (689,822)
                                                    ---------     ---------
Net deferred tax liability                          $(288,938)    $(193,736)
                                                    =========     =========


 (7)     INTEREST AND OTHER INCOME

         Interest and other income for the six months ending April 30, 1996, consists primarily of interest income earned from sales-type leases and cash investments.


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

          15              Contingency

          16              Earnings per share

          18              Retirement plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the second quarter of fiscal 1996, XETA Corporation ("the Company"), focused on four major areas of emphasis: increasing sales of its PBX products, continued growth of its service customer base, completion of the roll-out of call accounting systems related to the mandated changes in the North American Numbering Plan ("NANP") and continued development of the Company's new PBX related product, XPANDER. These areas, as well as other factors affecting the Company's financial condition and results of operations, will be discussed in this report. The forward looking statements contained in this report are estimates by the Company's management of future performance and are subject to a variety of risks and uncertainties, some of which are discussed herein, which could cause actual results to differ materially from management's current expectations.

The Company has enjoyed wide acceptance of its PBX product and service offering. During the second quarter, total PBX related revenues, both sales of new systems and service revenues, were $2,066,000, a 40% increase over PBX related revenues earned during the second quarter of fiscal 1995. For the first six months of fiscal 1996, PBX related revenues were $4,110,000 or 62% higher than the first half of fiscal 1995. Included in these PBX revenues are recurring revenues earned from PBX service contracts. During fiscal 1996 to date, these revenues have doubled when compared to fiscal 1995 levels. Management believes that through continued commitment to its PBX service offerings, its base of recurring revenues from PBX service contracts will continue to grow for the foreseeable future.

During the second quarter of fiscal 1996, the Company completed the installation of the call accounting systems which had been ordered in response to the mandated changes in the NANP. These installations and their related revenues began in the fourth quarter of fiscal 1994, peaked in the first quarter of fiscal 1995 and have been steadily declining. Beginning in the third quarter, revenues earned from sales of new call accounting systems will return to normal levels. Despite the expected decline in future sales of new call accounting systems, it is important to note that recurring revenues earned from service contracts on call accounting systems are expected to continue. These revenues were approximately $740,000 during the second quarter of fiscal 1996 representing an 18% increase over the same period in fiscal 1995. Most of the Company's call accounting customers purchase service contracts on their systems and the Company's success in getting these contracts renewed each year has historically been very high.

The Company continues development and testing of its newest product, XPANDER. This product is designed to work with any brand of PBX to increase the number of available extensions without increasing the size of the PBX. The primary initial application of XPANDER will be to add a second telephone extension in hotel rooms to enable guests to make data and voice calls simultaneously. Currently, to provide this capability, hotels must significantly expand the size of their PBX systems resulting in significant up front costs and continuing maintenance costs. XPANDER will be a more cost effective way to meet this need. While the Company has yet to secure a field test for the system, development and debugging has continued as planned and in-house testing has yielded favorable results. Management believes that the market for XPANDER is continuing to form as guest demand for multiple phone line access in the rooms increases. Sales of XPANDER are expected to begin late in the current fiscal year; however, such sales are not expected to begin to be significant until fiscal 1997.


FINANCIAL CONDITION

The Company's financial condition has continued to improve throughout the first six months of fiscal 1996. Working capital has increased 34% to $4,345,000 and shareholders' equity has increased 30% to $6,277,000 during the first half of fiscal 1996. In addition, as a result of the utilization of the Company's XETAPLAN program over the past 18 months by customers who were upgrading their call accounting systems, the Company currently has significant sales-type lease receivables which, over the next four years will generate additional cash reserves.

This financial strength continues to play an important role in the Company's growth and ability to compete in its market. By having the necessary working capital to fund additional service and sales locations and to fully support those locations with inventory and administrative services, the Company has been able to provide a consistent level of performance throughout its nation-wide customer base.

The Company's financial strength also enables it to continue to invest heavily in research and development activities. These projects, which include the XPANDER product, will form the basis for continued expansion of the Company in the future. Management anticipates that investment in engineering and research and development activities will continue at the current pace for the foreseeable future.

In addition to the activities described above, the Company continues to actively evaluate various strategies for effective use of its cash reserves. These strategies include, but are not limited to, stock repurchases, synergistic acquisitions and continued expansion of the XETAPLAN program possibly to include PBX or XPANDER systems.


RESULTS OF OPERATIONS

For the second quarter of fiscal 1996, the Company recorded net income of $396,000 compared to net income of $290,000 for the second quarter of fiscal 1995, representing a 36% increase. For the year to date periods, the Company has recorded net income of $838,000 compared to $828,000 for the first six months of fiscal 1995, a 1% increase. Specific operating items and their changes are discussed below.

Net sales and service revenues increased 21% and 19% for the three and six month periods, respectively, ending April 30, 1996, compared to the same periods in fiscal 1995. For the second quarter, systems sales increased 12% over 1995 levels consisting of a 23% increase in sales of new PBX systems and a 4% decline in the sales of new call accounting systems. For the six month period ending April 30, systems sales increased 11% consisting of a 52% increase in sales of PBX systems and a 23% decrease in call accounting systems sales compared to the first six months of fiscal 1995. The trend in both PBX and call accounting sales was expected. As discussed above, the Company continues to enjoy success in marketing its PBX product line and these sales are expected to continue to grow as the Company gains market share and as the Company introduces its own PBX-related products, such as XPANDER. See discussion above regarding sales of call accounting systems and the changes in the NANP.

Revenues earned from installation and service activities increased 35% during the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 and 31% for the six month comparative periods ending April 30, 1996. Approximately one-fourth of these increases is the result of the additional call accounting systems that have been added during the past year and that are now under service contract and generate recurring revenues. Most of the remainder of the increase in service revenues relates to PBX service activities such as contract revenues and time and material charges.

Gross margins decreased from 38% to 36% in the second quarter of fiscal 1996 compared to the second quarter of fiscal 1995 and decreased from 43% to 37% for the six month period ending April 30, 1996, compared to the previous year. These decreases were expected and reflect the continuing change in mix of sales from higher margin call accounting sales to lower margin PBX sales. For this reason and due to the conclusion of the surge in call accounting sales related to the NANP changes, management has stated that fiscal 1995's operating result will be a challenge to equal in fiscal 1996 even though total revenues may increase slightly. These results will be dependent upon the continued acceptance of the Company's PBX product and service offerings and the timing of customer orders and related installations of new PBX systems. As discussed above, revenues from sales of XPANDER systems are not expected to make a significant contribution to fiscal 1996 results.

Operating expenses increased 11% and 8% for the three and six month periods, respectively, ending April 30, 1996, compared to the same periods in 1995. These increases were related to increases in sales related costs such as the addition of new personnel and sales offices and to increased sales related compensation due to increased sales. Partially offsetting these increases are decreases in engineering related costs due to the fact that a greater portion of the expenses incurred during fiscal 1996 qualified for capitalization under the applicable accounting rules than in the same period of fiscal 1995.

Interest and other income increased 57% during the second quarter of fiscal 1996 compared to 1995 and increased 67% for the six month period ending April 30, 1996, compared to the six months ending April 30, 1995. This increase is primarily related to increases in interest income earned from sales-type leases and cash investments. Many of the call accounting sales over the last 18 months were made under the Company's XETAPLAN program. As a result, the Company is recording interest income on these sales-type leases as amortization occurs.

The Company recorded a provision for federal and state income taxes of $239,000 for the second quarter of fiscal 1996 and $500,000 for the first six months of fiscal 1996. These provisions for taxes represent an effective tax rate of approximately 37%. This compares with an effective tax rate of 42% during the second quarter of fiscal 1995 and 33% for the first six months of fiscal 1995. The decrease in the effective rate during the second quarter relates to a reduction in the estimated state tax provision for fiscal 1996. The increase in the year to date effective tax rate is due to the fact that fiscal 1995's first quarter taxes were reduced by $107,000 in tax benefits relating to reversing timing differences. Management expects the effective tax rate recorded so far in fiscal 1996 to be indicative of the rate required for the remainder of the year.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

Phonometrics

Phonometrics, Inc. continues to pursue its patent infringement litigation against telecommunications equipment manufacturers and hotel users of such equipment. In February, 1996, Phonometrics filed one lawsuit against twenty-nine hotel owners and management companies in the United States District Court for the Northern District of California (Civil Action No. C-96-0707). This lawsuit is identical in nature to the Phonometrics litigation pending in the U.S. District Court for the Southern District of Florida; however, due to the timing of the filing of the California litigation, the time period during which Phonometrics may seek damages based on the alleged infringement is limited to February 1990 - October 1990. In light of the short period of time for which damages may be sought and the relatively deminimus settlement offer figures proposed by Phonometrics to numerous defendants named in the lawsuit (the offers of which the Company is aware have all been for less than $10,000), it is believed that Phonometrics' primary purpose in filing the California litigation is to finance the Florida litigation.

         During the Company's past quarter, four of the Company's customers that are named as defendants in the California litigation notified the Company that they would seek indemnity from the Company with regard to such litigation. As is the case in the Florida litigation, the Company is only one of several vendors of several parts of the hotels' telecommunications equipment that is implicated in the litigation. Consequently, the Company to date has not assumed the outright defense of its customers in any of the Phonometrics litigation.

         In March of this year, the Florida litigation pending against the hotel users of the allegedly infringing telephone equipment was stayed by the Florida Court, pending the outcome of the Florida cases filed against various manufacturers of the telephone equipment. Those cases have been referred to a special master by the Florida Court for determination on the merits of each case. (As was reported last quarter, one such case involving Northern Telecom was resolved in Northern Telecom's favor, although Phonometrics has filed a notice of intent to appeal the decision.) Recently, the defendants in the California litigation filed motions to seek a similar stay of the California litigation pending the outcome of the Florida litigation. A hearing on such motions is set for June 28, 1996.

         The Company, through its legal counsel, continues to monitor the developments in these cases, communicate with legal counsel for its customers involved in the lawsuits, and generally consider from time to time various alternatives available to it in responding to this matter.

ABTS

         In early April, 1996, the Company was successful in moving the action brought against it by Associated Business Telephone Company ("ABTS") from Federal Court in New Jersey to the U.S. District Court of the Northern District of Oklahoma, which sits in Tulsa, Oklahoma. As a result, dates previously set by the New Jersey Federal Court (as reported in the Company's 10-QSB for its first quarter in fiscal 1996) are irrelevant. The Oklahoma Court has scheduled a status conference in this case for June 28, 1996.

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

                                  XETA CORPORATION
                                  (Registrant)


Dated:  June 13, 1996             By: Jack R. Ingram
                                  President


Dated:  June 13, 1996             By: Robert B. Wagner
                                  Vice President of Finance

                                 EXHIBIT INDEX


SEC. NO.                Description                                        Page
- -------                 -----------                                        ----
  (2)            Plan of acquisition, reorganization, arrangement,
                 liquidation or succession - None.                           -

  (4)            Instruments defining rights of security holders,
                 including indentures - previously filed as Exhibits
                 3.1, 3.2 and 3.3 to the Registrant's Registration
                 Statement on Form S-1, Registration No. 33-7841.            -

 (11)            Statement re:  computation of per share earnings -
                 Inapplicable.                                               -

 (15)            Letter re:  unaudited interim financial information -
                 Inapplicable.                                               -

 (18)            Letter re:  change in accounting principles -
                 Inapplicable.                                               -

 (19)            Previously unfiled documents - Indicated by
                 asterisk (*).                                               -

 (20)            Report furnished to security holders - None.                -

 (23)            Published report regarding matters submitted to a vote
                 of security holders - None.                                 -

 (24)            Consents of experts and counsel                             16
                    24.1  Consent of Arthur Andersen LLP

 (25)            Power of attorney - None.                                   -

 (28)            Additional exhibits - None.                                 -