Form 10QSB
period 1996-07-31
XETA CORP
filed 1996-09-12
CIK 742550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED JULY 31, 1996

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

                         Yes  X         No
                             ---           ---

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at August 1, 1996
- --------------------------------          -----------------------------
Common Stock, $.10 par value                         2,182,653




                         Page 1 of 25 consecutive pages
                       Exhibit Index appears on Page 15.

                         PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                                           Page No.
                                                                        --------
         Consolidated Balance Sheets - July 31, 1996                       3
           and October 31, 1995

         Consolidated Statements of Operations - For the                   4
           Three and Nine Months Ended July 31, 1996 and 1995

         Consolidated Statements of Shareholders' Equity -                 5
           November 1, 1995 through July 31, 1996

         Consolidated Statements of Cash Flows - For the                   6
           Nine Months Ended July 31, 1996 and 1995

         Notes to Consolidated Financial Statements                        7

                                XETA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                     ------

                                                  July 31, 1996  October 31, 1995
                                                  -------------  ----------------
                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents                        $  3,187,277    $  2,788,709
  Current portion of net investment in
    sales-type leases                                 2,202,287       1,472,249
  Other receivables, net                              1,440,263       1,328,445
  Inventories, net (Note 3)                             782,276         884,764
  Current deferred tax asset, net (Note 6)              269,100         282,185
  Prepaid expenses and other assets                     178,288          94,755
                                                   ------------    ------------
    Total current assets                              8,059,491       6,851,107
                                                   ------------    ------------

Noncurrent Assets:
  Net investment in sales-type leases,
    less current portion above                        3,158,088       3,018,142
  Property, plant, & equipment, net (Note 4)            370,023         329,525
  Capitalized software production costs, net of
    accumulated amortization of $255,185 at July
    31, 1996 and $214,002 at Oct. 31, 1995              285,560         184,013
  Other assets                                          181,894         213,917
                                                   ------------    ------------
    Total noncurrent assets                           3,995,565       3,745,597
                                                   ------------    ------------

    Total assets                                   $ 12,055,056    $ 10,596,704
                                                   ============    ============


                      LIABILITIES & SHAREHOLDERS' EQUITY
                      ----------------------------------

Current liabilities:
  Accounts payable                                 $    335,149    $    441,581
  Unearned revenue (Note 5)                           2,258,139       1,968,019
  Accrued liabilities                                   507,516         661,363
  Accrued federal and state income taxes                165,162         538,566
                                                   ------------    ------------
    Total current liabilities                         3,265,966       3,609,529
                                                   ------------    ------------

Unearned service revenue (Note 5)                     1,613,716       1,687,817
                                                   ------------    ------------

Noncurrent deferred tax liability, net (Note 6)         516,939         475,921
                                                   ------------    ------------

Commitments (Note 10)

Shareholders' equity:
  Common stock; $.10 par value; 10,000,000
   shares authorized, 2,182,653 and 2,003,320
   issued at July 31, 1996 and October 31,
   1995, respectively                                   218,266         200,332
  Paid-in capital                                     4,736,413       4,092,291
  Retained earnings                                   1,963,496         790,554
                                                   ------------    ------------
                                                      6,918,175       5,083,177
  Less treasury stock, at cost                         (259,740)       (259,740)
                                                   ------------    ------------
   Total shareholders' equity                         6,658,435       4,823,437
                                                   ------------    ------------
   Total liabilities & shareholders' equity        $ 12,055,056    $ 10,596,704
                                                   ============    ============


       The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                            For the Three Months       For the Nine Months
                                                   July 31                  July 31,
                                              1996         1995         1996         1995
                                           ----------   ----------   ----------   ----------

Sales of systems                           $1,185,027    1,640,995    5,215,123    5,263,402
Installation and service revenues           1,781,685    1,290,838    5,028,091    3,773,088
                                           ----------   ----------   ----------   ----------
  Net sales and service revenues            2,966,712    2,931,833   10,243,214    9,036,490
                                           ----------   ----------   ----------   ----------

Cost of sales                                 735,422      924,053    3,202,979    2,853,826
Installation and service cost               1,119,482      832,886    3,239,769    2,386,423
                                           ----------   ----------   ----------   ----------
  Total cost of sales and service           1,854,904    1,756,939    6,442,748    5,240,249
                                           ----------   ----------   ----------   ----------

    Gross profit                            1,111,808    1,174,894    3,800,466    3,796,241
                                           ----------   ----------   ----------   ----------

Operating expenses:
  Selling, general and administrative         647,839      636,709    2,092,578    1,936,920
  Engineering, research and development,
    and amortization of capitalized
    software production costs                 110,599      120,942      306,137      373,179
                                           ----------   ----------   ----------   ----------
         Total operating expenses             758,438      757,651    2,398,715    2,310,099
                                           ----------   ----------   ----------   ----------

Income from operations                        353,370      417,243    1,401,751    1,486,142

  Interest and other income                   181,330      101,636      471,191      275,524
                                           ----------   ----------   ----------   ----------

Income before provision for income
  taxes                                       534,700      518,879    1,872,942    1,761,666
Provision for income taxes                    200,000      218,610      700,000      633,000
                                           ----------   ----------   ----------   ----------


Net income                                 $  334,700   $  300,269   $1,172,942   $1,128,666
                                           ==========   ==========   ==========   ==========


Income per common and common
  equivalent share
    Primary and fully diluted              $      .14   $      .13   $      .50   $      .52
                                           ==========   ==========   ==========   ==========



Weighted average shares outstanding         1,987,667    1,809,873    1,963,726    1,795,196
                                           ==========   ==========   ==========   ==========
Weighted average shares equivalents         2,350,818    2,237,390    2,348,448    2,191,027
                                           ==========   ==========   ==========   ==========


       The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     NOVEMBER 1, 1995 THROUGH July 31, 1996
                                  (Unaudited)




                           Common Stock                     Treasury Stock
                     ---------------------------         ----------------------
                       Number of
                     Shares Issued                                                        Paid-in         Retained
                     & Outstanding     Par Value         Shares          Amount           Capital         Earnings
                     -------------     ---------         ------          ------           -------         ---------

Balance -
 October 31, 1995       2,003,320       $200,332       (189,747)       $(259,740)       $4,092,291        $790,554

  Stock options
    exercised             179,333         17,934                                           182,666

  Tax benefit of
    stock options                                                                          461,456

  Net Income                                                                                             1,172,942
                        ---------       --------       --------        ---------        ----------      ----------

Balance -
 July 31, 1996          2,182,653       $218,266       (189,747)       $(259,740)       $4,736,413      $1,963,496
                        =========       ========       ========        =========        ==========      ==========








        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      For The Nine Months Ending
                                                    -----------------------------
                                                    July 31, 1996   July 31, 1995
                                                    -------------   -------------
Cash flows from operating activities:
  Net income                                          $1,172,942     $  828,397
                                                      ----------     ----------

  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                         115,845         79,553
    Amortization of capitalized software
      production costs                                    41,184         27,456
   (Gain) loss on sale of assets                         (14,076)       (23,061)
   Provision for doubtful accounts receivable             35,000         30,000
   Provision for excess and obsolete inventory              --           15,330
   Change in assets and liabilities:
    (Increase) in net investment in sales-type
      leases                                            (869,984)      (991,934)
    (Increase) decrease in other receivables            (146,818)      (900,168)
    (Increase) decrease in inventories                   102,488        114,038
    (Increase) decrease in prepaid income taxes             --          188,714
    (Increase) decrease in deferred tax asset             13,085       (119,361)
    (Increase) decrease in prepaid expenses and
      other assets                                       (51,510)      (107,222)
     Increase (decrease) in accounts payable            (106,432)       159,279
     Increase (decrease) in unearned revenue             216,021        536,370
     Increase (decrease) in accrued liabilities         (153,847)       109,114
     Increase (decrease) in accrued income taxes         105,986        503,673
     Increase (decrease) in deferred tax liabilities      41,018        (93,716)
                                                      ----------     ----------
       Total adjustments                                (672,040)      (471,935)
                                                      ----------     ----------
         Net cash provided by (used in)
         operating activities                            500,902        356,462
                                                      ----------     ----------

Cash flows from investing activities:
    Additions to capitalized software                   (142,733)       (35,237)
    Additions to property, plant & equipment            (171,215)       (59,380)
    Proceeds from sale of assets                          28,948         34,259
                                                      ----------     ----------
        Net cash provided by (used in)
         investing activities                           (285,000)       (60,358)
                                                      ----------     ----------

Cash flows from financing activities:
  Exercise of stock options                              182,666         42,813
                                                      ----------     ----------
        Net cash from financing activities               182,666         42,813
                                                      ----------     ----------
        Net increase (decrease) in cash and
          cash equivalents                               398,568        338,917

Cash and cash equivalents, beginning of period         2,788,709      1,630,531
                                                      ----------     ----------
Cash and cash equivalents, end of period              $3,187,277     $1,969,448
                                                      ==========     ==========

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest            $      244     $      739
  Cash paid during the period for income taxes        $  156,750     $   55,000




       The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1996
                                  (Unaudited)



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



(2)  REVOLVING CREDIT AGREEMENT

     In June, 1996 the Company increased its line of credit with its bank to $1,000,000 on essentially the same terms and conditions as its previous line of credit. To date, no advances have been made under this agreement.



(3)  INVENTORIES

     The following are the components of inventories:

                                                      July 31,        October 31,
                                                        1996             1995
                                                     ----------       ----------
                                                     (Unaudited)

Raw materials                                        $  412,032       $  447,090
Finished goods and spare parts                          528,351          573,307
                                                     ----------       ----------
                                                        940,383        1,020,397
Less reserve for excess
 and obsolete inventory                                 158,107          135,633
                                                     ----------       ----------
                                                     $  782,276       $  884,764
                                                     ==========       ==========

(4)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:

                                                  July 31,          October 31,
                                                    1996               1995
                                                 -----------        -----------
                                                 (Unaudited)

  Computer field equipment                       $   755,911        $   661,473
  Office furniture                                   112,975            108,731
  Other                                              135,770            106,277
                                                 -----------        -----------
                                                   1,004,656            876,481

Less accumulated depreciation                       (634,633)          (546,956)
                                                 -----------        -----------
                                                 $   370,023        $   329,525
                                                 ===========        ===========

(5)  UNEARNED INCOME

     Unearned income consists of the following:

                                                       July 31,       October 31,
                                                        1996             1995
                                                     ----------       ----------
                                                     (Unaudited)

Service contracts                                    $1,649,498       $1,177,599
Warranty service                                        433,280          487,673
Systems shipped, but not installed                       22,283           44,305
Customer deposits                                       102,726          208,065
Other deferred revenues                                  50,352           50,377
                                                     ----------       ----------

Total current deferred revenue                        2,258,139        1,968,019

Noncurrent unearned service revenues                  1,613,716        1,687,817
                                                     ----------       ----------
                                                     $3,871,855       $3,655,836
                                                     ==========       ==========

(6)  INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                       July 31,      October 31,
                                                         1996           1995
                                                      ----------     ----------
                                                      (Unaudited)
Deferred tax assets:
  Prepaid service contracts                           $   71,318     $  128,397
  Nondeductible reserves                                 333,746        299,873
  Book depreciation in excess of tax                       5,716         23,780
  Other                                                   26,549         44,036
                                                      ----------     ----------
Total deferred tax asset                                 437,329        496,086
                                                      ----------     ----------

Deferred tax liabilities:
  Unamortized capitalized software
    development costs                                    (97,091)       (62,564)
  Tax income to be recognized on
    sales-type lease contracts                          (496,628)      (535,808)
  Other                                                  (91,449)       (91,450)
                                                      ----------     ----------
Total deferred tax liability                            (685,168)      (689,822)
                                                      ----------     ----------
Net deferred tax liability                            $ (247,839)    $ (193,736)
                                                      ==========     ==========

(7)  INTEREST AND OTHER INCOME

     Interest and other income for the six months ending July 31, 1996, consists primarily of interest income earned from sales-type leases and cash investments.



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the third quarter of fiscal 1996, XETA Corporation (the "Company") earned net income of $335,000, an 11% increase over the third quarter of fiscal 1995. Sales for the third quarter of fiscal 1996 increased 1% to $2,967,000 over the third quarter of fiscal 1995. The increase in sales was the result of continued increases in revenues from the Company's PBX sales and service revenues which offset the expected decline in sales of call accounting systems. From the fourth quarter of fiscal 1994 through the second quarter of fiscal 1996, the Company enjoyed a surge in sales of call accounting systems due to the mandated changes in the North American Numbering Plan ("NANP"). During these seven quarters, the Company's PBX related activities gained steady momentum and during the third quarter, the increase in PBX revenues was sufficient to offset the decline in call accounting systems sales and produce the modest increase in sales discussed above.

Another significant development during the third quarter was the successful installation of the Company's first XPANDER system. This system was installed in late July and has been operating successfully since that time. Management hopes to install two additional XPANDER systems by the end of the calendar year and then begin selling full production units by the second quarter of fiscal 1997. The first installation of the system has been successful to date and management believes that market demand for this product is continuing to grow. Since the market for XPANDER is just emerging, it is difficult to predict its near term effect on operating results. In any event, it is not likely that revenues from sales of XPANDER will become significant before middle to late fiscal 1997.

The forward looking statements contained in this report are estimates by the Company's management of future performance and are subject to a variety of risks and uncertainties, some of which are discussed herein or in previous reports, which could cause actual results to differ materially from management's current expectations.


FINANCIAL CONDITION

During fiscal 1996, the Company's already strong financial condition has continued to improve. Cash balances have increased 14%, working capital is up 30% and shareholders' equity has increased 38% during the year. In addition, as a result of the increased utilization of the Company's XETAPLAN program since December, 1994, the Company currently has over $5,000,000 in sales-type lease receivables which will continue to generate cash flows for the next three years.

This financial strength has played a significant role in the Company's success during the past two years. The ability to offer the XETAPLAN program at favorable lease rates was an important factor in the Company's successful upgrade of almost all of the call accounting systems of one of its major customers. The Company's strong financial position has also played an important role in the rapid growth of the PBX product and service offerings. One of the competitive advantages the Company enjoys is to be able to provide a XETA call accounting system essentially free of charge to customers who sign up for PBX service. To do this, the Company internally finances the hardware and installation costs of the call accounting system thereby making a significant up front investment in the service contract. This investment, coupled with the Company's ability to finance additional sales and service locations and increases in inventory has enabled the Company to make a successful entry into the highly competitive PBX product and service market.

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

In addition to the activities described above, the Company continues to actively evaluate various strategies for the effective use of its cash reserves and strong balance sheet. These strategies include, but are not limited to, synergistic acquisitions, stock repurchases and continued expansion of the XETAPLAN program possibly to include PBX or XPANDER systems.


RESULTS OF OPERATIONS

While net income increased for both the three and nine month periods, respectively, ending July 31, 1996, compared to the same periods in fiscal 1995, there were important changes in the composition of the operating results during the third quarter which are more fully discussed below.

Total net sales and service revenues for the third quarter ending July 31, 1996 increased 1% or $35,000 compared to the third quarter of fiscal 1995. This increase consisted of a 28% decrease in sales of new systems offset by a 38% increase in installation and service revenues. Year to date, net sales and service revenues have increased 13% or $1,207,000 compared to the first nine months of fiscal 1995 consisting of a 1% decrease in systems sales offset by a 33% increase in installation and service revenues. The major changes in sales are discussed in more detail below and relate to trends in call accounting systems sales compared to trends in PBX related revenues which include both sales of new PBX's and PBX installation and service revenues.

As discussed above, the third quarter of fiscal 1996 was the first reporting period since the fourth quarter of fiscal 1994 which was not impacted by sales of new call accounting systems related to the mandated changes in the NANP. These NANP related sales have been declining on a quarter to quarter basis for about one year. The third quarter was the first full quarter unaffected by NANP related orders resulting in a decline of 53% in sales of new call accounting systems compared to the third quarter a year ago. While the market for new call accounting systems is mature, management believes that the Company's sales of call accounting systems will continue at historical levels for the foreseeable future. Note that revenues earned from service contracts on call accounting systems has increased throughout fiscal 1996 as the Company has expanded its installed base of call accounting customers during the year. Management expects this substantial base of recurring revenues to remain stable or increase slightly in conjunction with sales of new call accounting systems since most customers elect to purchase service contracts on these systems.

Offsetting the trend in sales of new call accounting systems has been the growth in sales from all PBX related activities. Revenues earned from both sales of new PBX systems and PBX related service revenues increased 27% in the third quarter of fiscal 1996 compared to the third quarter of fiscal 1995 and have increased 49% for fiscal 1996 to date compared to the first nine months of fiscal 1995. Dominating the increase in PBX related revenues has been the increase in service revenues earned from PBX customers. These revenues, earned from monthly contract fees, sales of parts and from labor charges are generally recurring in nature and provide a stable base from which to grow. Management expects to be able to continue to gain market share as the Company's reputation for reliable PBX installation and service grows and as the Company introduces its own PBX products, such as XPANDER.

Gross margins earned on net sales and service revenues have declined slightly during fiscal 1996 compared to fiscal 1995 reflecting the trend toward sales of lower margin PBX systems sales. Gross margins earned on systems sales during the third quarter of fiscal 1996 were 38% compared to 44% for the third quarter of fiscal 1995 and were 39% for the year to date period ending July 31, 1996 compared to 46% compared to the year to date period ending July 31, 1995. Gross margins earned on installation and service activities have remained relatively stable between 36% and 37% during the periods under comparison.

Operating expenses increased less than 1% for the third quarter of fiscal 1996 compared to the third quarter of last year and increased 4% for the nine months ending July 31, 1996 compared to the first nine months of 1995. The increases in operating costs for both periods under comparison reflect increases in sales and marketing costs related to additional sales staff and sales locations and to increased marketing necessary to introduce the XPANDER product. These increases were partially offset by decreases in commissions costs related to the decreases in sales of call accounting systems and decreases in bad debt costs reflecting the healthy condition of the lodging industry. Also partially offsetting the increased sales and marketing costs were declines in the expenses related to engineering, research and development and amortization of capitalized software development costs reflecting the fact that a greater portion of these expenses incurred during fiscal 1996 qualified for capitalization under the applicable accounting rules.

Interest and other income increased 78% and 71% for the three and nine month periods, respectively, ending July 31, 1996, compared to the same periods in 1995. This increase is primarily related to increases in interest income earned from sales-type leases and cash investments. As discussed above, many of the call accounting systems sales made during the surge in sales related to the NANP changes were installed under the Company's XETAPLAN program. As a result, the Company is recording interest income on these sales-type leases as amortization occurs.

The Company recorded a provision for federal and state income taxes of $200,000 for the third quarter of fiscal 1996 and $700,000 for the first nine months of fiscal 1996. This provision for taxes represents an effective tax rate of approximately 37%. This compares with an effective tax rate of 42% during the third quarter of fiscal 1995 and 36% for the first nine months of fiscal 1995. The decrease in the tax rate during the third quarter relates to a reduction in the estimated state tax provision for fiscal 1996. The slight increase in the year to date rate reflects the fact that fiscal 1995's first quarter tax provision was reduced by $107,000 in tax benefits relating to reversing timing differences. Management expects the effective tax rate recorded so far to be indicative of the rate required for the remainder of the year.

PART II.   OTHER INFORMATION



Item 1.  Legal Proceedings



         PHONOMETRICS

         On July 1, 1996, the court entered an order in the patent infringement lawsuit filed by Phonometrics, Inc. against multiple hotel defendants in the United States District Court for the Northern District of California, staying these proceedings pending the outcome of the Phonometrics litigation in Florida which is proceeding against various telephone equipment manufacturers. As reported in the Company's last quarterly report, all of the Florida Phonometrics litigation has been stayed with the exception of the cases filed against equipment manufacturers, which are being heard by a special master.

         Phonometrics is proceeding with its appeal of the Florida court's decision granting Northern Telecom's motion for summary judgment against Phonometrics. The court's decision was based upon its conclusion that, as a matter of law, there was no infringement of Phonometrics' patent by Northern Telecom. This appeal is in the very earliest stages. The Company has also learned that another equipment manufacturer has prevailed in Florida on its motion for summary judgment against Phonometrics before the special master.

         As a result of the stay of proceedings ordered in both the Florida and California litigation, none of the cases filed against the Company's customers are moving forward at this point. The Company will continue to monitor the status of the Florida cases against the equipment manufacturers.

         ABTS

         A status conference was held on June 28, 1996 in this breach of contract action brought by Associated Business Telephone Systems, Inc. ("ABTS") against the Company. Discovery deadlines were established and a spring, 1997 trial date was set by the court at such conference. The parties are currently in the early stages of discovery in this case. The Company intends to vigorously defend this matter


Items 2 through 5 of Part II have been omitted because they are inapplicable or the response thereto is negative.


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

                                       XETA CORPORATION
                                       (Registrant)


Dated:  September 12, 1996                By:  /s/ JACK R. INGRAM
                                             -------------------------
                                             Jack R. Ingram
                                             President


Dated:  September 12, 1996                By:  /s/ ROBERT B. WAGNER
                                             -------------------------
                                             Robert B. Wagner
                                             Vice President of Finance

                                 EXHIBIT INDEX


SEC. NO.                Description                                        Page
- --------                -----------                                        ----
(2)      Plan of acquisition, reorganization, arrangement, liquidation
         or succession - None.                                               -

(3)      Articles of Incorporation and Bylaws - previously filed as
         Exhibits 3.1, 3.2, and 3.3 to the Registrant's Registration
         Statement on Form 5.1, Registration No. 33-7841.                    -

(4)      Instruments defining rights of security holders, including indentures - previously filed as Exhibits 3.1, 3.2 and 3.3 to the Registrant's Registration Statement on Form S-1,
         Registration No. 33-7841.                                           -

(11)     Material Contracts                                                  -
               10.1 Loan Agreement                                           16
               10.2 Promissory Note                                          22

(11)     Statement re: computation of per share earnings -
         Inapplicable.                                                       -

(15)     Letter re: unaudited interim financial information -
         Inapplicable.                                                       -

(18)     Letter re: change in accounting principles -
         Inapplicable.                                                       -

(19)     Report furnished to security holders - None.                        -

(22)     Published report regarding matters submitted to a vote of
         security holders - None.                                            -

(23)     Consents of experts and counsel                                     24
               23.1 Consent of Arthur Andersen LLP

(24)     Power of attorney - None.                                           -

(27)     Financial Data Schedule                                             25

(99)     Additional exhibits - None.                                         -