Form 10KSB40
period 1996-10-31
XETA CORP
filed 1997-01-28
CIK 742550

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

 [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended October 31, 1996

                                       OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16231

                               XETA Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


           Oklahoma                                    73-1130045
---------------------------------        --------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                   Identification Number)


4500 S. Garnett, Suite 1000, Tulsa, Oklahoma                  74146
-------------------------------------------------------------------------------
   (Address of principal executive offices)                (Zip Code)

Issuer's telephone number:             (918)  664-8200
                          -----------------------------------------------------

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

                    Yes  X             No
                       -------            --------

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ # ]

   The issuer's revenues for its most recent fiscal year were $13,441,000.

   The aggregate market value of the issued and outstanding voting stock held by non-affiliates of the registrant as of December 31, 1996 (based upon the average bid and asked prices of these shares) was approximately $12,140,266.00.

         The number of shares outstanding of the registrant's Common Stock as of December 31, 1996 was 1,997,906.

                       Exhibit Index appears at Page 19.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held March 20, 1997 are incorporated into Part III, Items 10 through 12 hereof.

                                     PART I

ITEM 1.  BUSINESS


DEVELOPMENT AND DESCRIPTION OF BUSINESS

   XETA Corporation (the "Company") provides telecommunications systems and services to the lodging industry. The Company's products include PBX systems, voice mail, call accounting and answer confirmation. These products represent the primary systems used by hotels to provide telephone-related services and amenities to their guests, as well as the information necessary to bill guests for telephone calls and properly manage the telecommunications environment at the hotel. Installation and service of the Company's products represents an integral part of the Company's business and, together with the reliability of its products, forms the foundation of the Company's reputation in the lodging industry.

PRODUCTS

   PBX Systems. A private branch exchange ("PBX", also known as a "Switch") connects the hotel to outside telephone networks operated by common carriers and routes calls to, from and between extensions in the hotel. PBX systems are manufactured by a relatively small number of well-known vendors. The Company provides PBX's through a distributorship agreement with one such vendor, Hitachi Telecom (USA), Inc. ("Hitachi"). The Company sells Hitachi's HCX 5000(R) Series Digital Communications systems which are equipped with Hitachi's WelCOMM(R) lodging specific software and are state-of- the-art telephone systems which integrate with nearly all aspects of the hotel's operations.

   The Company's distributorship agreement with Hitachi is a nation-wide, non-exclusive arrangement that is renewable each March 31 upon the mutual agreement of the parties. The pricing structure provided in the distributorship agreement is dependent upon either purchasing a designated number of new systems or meeting a specified dollar volume of total purchases each contract year. The Company's ability to meet those requirements ultimately depends upon the volume and timing of sales orders it receives. The Company is in its fourth year as a distributor of Hitachi PBX's and considers its relationship with Hitachi to be good.

   As part of its package of PBX related products, the Company also offers peripheral systems such as voice mail systems, analog telephones, uninterruptable power supplies, announcement systems, etc. These products are generally sold in conjunction with the sale of a new PBX system and, with the exception of voice mail systems, are purchased from regional or national distributors of those products. The Company sells voice mail systems under a nation-wide, non- exclusive distributorship agreement with Centigram Communications Corporation ("Centigram").

   The Company's first proprietary PBX related product, marketed under the name "XPANDER", has been under development for two years and has now been installed and is operating in three hotels. XPANDER is designed primarily to respond to growing demand for additional telephone line access in hotel rooms. This demand is being driven by guests who desire to connect their laptop computers to public or private computer networks while still having the capability to make or receive voice calls on a separate telephone line. To provide this guest amenity, hotels will have to increase the capacity of their existing PBX, which typically is expensive both in initial acquisition costs and in on-going maintenance costs. XPANDER provides additional working extensions for an existing PBX, usually at significantly lower acquisition and maintenance costs. XPANDER has also been designed to function with any PBX system and includes the same diagnostic and remote service capabilities that have always been standard in the Company's call accounting products. The Company anticipates that production models of the system will be available during the second quarter of fiscal 1997. See "Outlook and Risk Factors" under "Management's Discussion and Analysis" below for a further discussion of XPANDER.

   Call Accounting Products. Call accounting systems act as a strategic link between a hotel's PBX and its guest billing system to enable the hotel to earn revenue from guest calls. These systems capture certain telephone usage information such as the room number from which the call was made, the number dialed and the length of the call; uses that information to calculate call charges, markups and taxes; and then transmits the charges to the hotel's guest billing system. All of the Company's call accounting products are designed and manufactured by the Company and interface to virtually all types of PBX's and hotel billing systems. Each of the systems are designed with the Company's service standards in mind and therefore include extensive internal diagnostic components and proprietary software to detect automatically a wide variety of software and hardware malfunctions. When a malfunction is detected, the systems "phone home" to the Company's service center ("Service Center") via remote diagnostic modem and alert the Company's service technicians of an error. Technicians can then perform further diagnostic procedures from the Service Center and can correct most malfunctions without the need of a field service call. In addition, telephone pricing tariffs, custom software features and operating system software can be remotely maintained and updated by the Service Center.

   The Company's primary call accounting products include the XL Series call accounting systems and XPERT answer confirmation systems. The Company offers call accounting products marketed under the names XL100, XL300 and XL500 for small, medium and large hotels, respectively. A fourth call accounting system, the XL700, was introduced during fiscal 1996 and is designed for large hotels with very high volumes of calls which require greater multi-tasking abilities than the Company's XL500 system. Answer confirmation systems are a complementary product to call accounting and are designed to minimize guest charges for unanswered calls and to allow hotels to bill for answered calls of short duration which would otherwise be treated as unanswered and therefore not billed. Most call accounting systems, including the Company's systems, record and bill guests for calls which exceed a designated duration without regard as to whether the call was answered. Thus, some unanswered calls are billed and some completed calls are not billed because their duration was more or less, respectively, than the designated duration. The Company's XPERT systems monitor trunk voltages associated with outgoing calls to confirm whether a call has been answered, thereby improving the accuracy of the hotel's guest billings and reducing guest complaints for improper charges.

   Both the XL Series and the XPERT systems operate on personal computer-based platforms. The systems are designed to operate as stand-alone systems or can be combined in the same personal computer as a fully integrated system, thus reducing acquisition and future service costs.

   The Company has developed other call accounting hardware and software products such as the "BUFFY XL," "BUFFY +," "DM-1" and "XXAM." These products are usually sold in conjunction with the Company's other systems to enhance their operation or to provide additional features.

SYSTEM SERVICE AND WARRANTY

   General. Service has been the cornerstone of the Company's success since its inception. The hotel environment is a 24 hour-per-day, demanding environment in which hotels expect nearly immediate access to their telecommunications service provider. To meet this need, extensive remote capabilities have been designed into each of the Company's products so that technicians in the Service Center are able to quickly diagnose, and in most cases, correct system malfunctions. This capability, accompanied by the on-site service performed by the Company's regional service technicians and a nation-wide network of third party service providers, forms the foundation of the Company's commitment to distinguish itself from its competitors through service to its systems.

   Warranty and Service Agreements. The Company provides a one-year limited warranty, generally from the date of installation, on call accounting products manufactured by the Company. After the warranty period, service to the Company's call accounting products is available under remote and direct service agreements. Under a remote service agreement, coverage of the equipment includes only those malfunctions which can be corrected via modem or through verbal instructions given to the customer over the telephone. Direct service agreements include remote service coverage plus on-site service and parts and labor coverage for defects in equipment provided by the Company. The Company's service agreements are generally for one year in duration, although several of the Company's major customers have contracted for multi-year agreements. Revenues from service contracts are recognized ratably over the life of the contract. Although the multi-year contracts generally do not provide for annual price increases, the Company believes that these contracts will produce acceptable profit margins throughout their term.

   The Company also provides a one-year limited warranty against defects in PBX equipment provided by the Company. Generally, the Company's warranty is supported by warranties on the components from the various manufacturers of the equipment, including Hitachi and Centigram. Any labor costs associated with fulfilling the warranty requirements are borne by the Company. Subsequent to the warranty period or for hotels who already have Hitachi PBX systems installed, the Company offers a PBX service plan that is designed for the demanding environment of the lodging industry and is unique compared to the Company's competitors. This service program includes parts and labor coverage on the PBX plus a XETA XL Series call accounting system and other service options designed to meet the specific needs of each customer and build a long-term relationship with that customer. Since entering the PBX market in 1993, the Company has been successful in securing PBX service contracts. These contracts currently represent a significant and growing source of recurring revenues.

SOFTWARE AND PRODUCT DEVELOPMENT

   Most of the Company's research and development activities during the past year were spent on continued development of the XPANDER system (See "PBX Systems" under "Products" above). This project includes significant hardware and software development. Although the XPANDER system is now being sold, development of significant product features is continuing. Management believes that many additional applications will be forthcoming from the XPANDER design and expects this product to be a platform for additional future products. In addition to XPANDER, the Company completed development of its XL700 call accounting system during fiscal 1996 (See "Call Accounting Products" above). The Company expects expenditures on research and development activities in fiscal 1996 to be indicative of annual expenditures for the foreseeable future.

MARKETING

   General. The marketing of telecommunications products to the hotel industry is typically a complex process involving extended sales cycles of three to six months and often much longer. This complexity is a function of the number and variety of decision-makers often involved in the purchase of this type of equipment for use at a hotel. Therefore, in addition to the quality of its products and services, the Company attributes its success in marketing its products and services to its proven ability to develop long-term relationships with a network of these decision-makers, which include corporate hotel chain personnel, property management company officials, industry consultants, hotel owners and on-site financial or operating officers. These channels were established primarily as the Company marketed its call accounting products and now are used to market the Company's PBX products and services, including the XPANDER system.

   Another important factor in the Company's marketing of its products has been the development of innovative and flexible sales programs which help reduce the initial capital outlay or ease the approval process for purchase of the Company's systems. These programs have been developed in response to the lack of capital and borrowing ability or the tight budgetary controls generally present in the hotel market. The most extensively used of these programs has been the Company's XETAPLAN program for call accounting equipment. Under this program, the Company installs a call accounting and/or answer confirmation system and maintains it under the same terms as a direct maintenance agreement for a period of three, four or five years in exchange for a fixed monthly fee. The primary benefits of the program to the customer are the lack of upfront cash outlays and the ability of the customer to budget the costs of the program several years in advance. Additionally, the form of the XETAPLAN program as a service agreement generally allows for a less formal approval process by the customer than a typical capital equipment purchase. From the Company's viewpoint, most XETAPLAN agreements meet the requirements for sales-type lease accounting and are therefore recorded as a sale even though title to the equipment usually remains with the Company.

   PBX Marketing. In addition to the general factors discussed above regarding marketing to the hotel industry, the PBX market is characterized by fierce competition from other vendors as well as from other Hitachi distributors. The Company's response has been to offer a package of value-added services in its PBX product and service offering. This offering includes such amenities as providing a XETA XL Series call accounting system, a specified number of free service calls each month and weekly appointments by certified service technicians to correct minor malfunctions or to perform routine maintenance.
To date, the Company's unique service offering, plus its overall quality of service has been well-received in the marketplace and has been a key factor in the Company's sustained growth over the past two years.

   Sales Staff and Agents. At December 31, 1996, the Company employed 10 persons directly involved in the sales and marketing of its products and services. In addition, since 1989 the Company has engaged Robert A. Jones, a co-founder and former executive officer and director of the Company, as an independent sales agent to represent the Company's call accounting products on an exclusive basis to some of the Company's major customers such as Marriott Host/Marriott International and U.S. Long Distance Corporation. The Company considers its relationship with Mr. Jones to be good. The Company has also engaged other sales agents to represent its products to certain segments of the hotel market, but none of these agents represent the products to major customers of the Company.

MAJOR CUSTOMERS

   Marriott International/Marriott Host and its affiliates, which include Marriott's full service properties as well as Residence Inn by Marriott, Courtyard by Marriott and Fairfield Inn by Marriott properties (collectively "Marriott") is a major customer of the Company. Revenues from Marriott include sales of new systems, both call accounting and PBX systems, and revenues from installation and service activities. Marriott has been a customer of the Company since 1986. Management considers its relationship with Marriott to be good and expects this relationship to continue to grow. However, the loss of Marriott as a customer would have a material adverse effect on the operating results and financial condition of the Company. The Company has other significant customers which have multiple installations of the Company's products, but the loss of one of these customers would not result in material losses for the Company.

COMPETITION

   The competition for sales of both PBX and call accounting products is fierce and is dominated by a few companies. Competition in both product lines includes large, well-known companies which have greater name recognition and more resources than the Company, but who do not concentrate their product and service offerings on the lodging market. As a result, although this competition is formidable, the Company has created a niche by customizing its marketing programs, products and its style of service to the requirements of the lodging industry. Management believes that while the Company competes effectively on the basis of price and product features, its most effective tool has been the Company's commitment to distinguish itself by concentrating on the performance and reliability of its systems and by providing the highest level of service possible.

MANUFACTURING

   The Company assembles all of its proprietary products from an inventory of components, parts and sub-assemblies obtained from various suppliers. The Company purchases the components from a variety of distributors at prices which fluctuate based on demand and volumes purchased. Some components, although widely distributed, are manufactured by a single, usually foreign source and are therefore subject to shortages and price fluctuations if manufacturing is interrupted. The Company maintains adequate inventories of components to mitigate short-term shortages and believes the ultimate risk of long-term shortages is minimal. Also, the rapid pace of change in the technology of PC-based components has resulted in some components being phased out of production. The Company has typically been able to substitute more advanced components without substantial redesign of its systems and with minimal effect on overall system cost. There can be no assurance given, however, that future obsolescence of key components would not result in unanticipated delays in shipments of systems due to redesign and testing of assemblies.

   The Company uses outside contractors to assemble its proprietary printed circuit boards. The components and blank circuit boards are purchased and inventoried by the Company and supplied to the outside contractor for assembly and quality control testing. Due to the nature and design of the XPANDER, the volume and complexity of printed circuit boards is greater than for any previous product in the Company's history. The Company monitors outside contractor's facilities and procedures to review production techniques, quality control procedures and internal controls over Company-owned inventory. During the past year, the Company has upgraded its testing equipment, assembly area and procedures to minimize failures due to mishandling. As part of the Company's current procedures, completed systems are powered on and allowed to "burn-in" before being prepared for a specific customer location. Final testing of the equipment and software is performed prior to shipment.

EMPLOYEES

   At December 31, 1996, the Company employed 89 employees, including 2 part-time employees.

COPYRIGHTS, PATENTS AND TRADEMARKS

   The Company has registered as United States domestic trademarks the names "XETA," "XETAXCEL," "XACT," "XPERT," "XPERT+," and "XL" for use in the marketing of its services and systems to the lodging industry. The Company has applied for registration of the mark "XPANDER," although the U.S. Patent and Trademark Office ("PTO") has initially refused registration of the name as being merely descriptive and therefore not entitled to trademark protection. The Company is entitled to respond to the PTO's action by February 5, 1997, which the Company intends to do. If the Company is unsuccessful in registering the mark "XPANDER" on the principal register of the PTO, the Company may seek registration on the supplemental register. The Company does not believe that the inability to trademark the name "XPANDER" on either the principal or supplemental register would have a significant adverse effect upon the success of this product.

   The Company has recently filed a patent application on the technology for "XPANDER," although no assurance can be given that the patent will ultimately be issued. Other than this pending application, the Company holds no patents for its hardware or software technology. The Company claims copyrights on all of its proprietary circuit boards and software.

   In recent years, several telecommunications equipment manufacturers and hotel users of telecommunications equipment, including some of the Company's hotel customers, have been sued for patent infringement by Phonometrics, Inc. The Company has not been named as a defendant in this litigation, but several of its customers have notified the Company that they seek indemnity from the Company under contractual indemnity provisions. The Company's right to make, use and/or sell its products is not affected by the litigation since the patent upon which Phonometrics' claims are based expired in October, 1990. (See "Legal Proceedings" below for a further discussion of this litigation).

INDUSTRY REGULATION

   The Federal Communications Commission (the "FCC") and state governments regulate the telecommunications industry, although none of the Company's business activities are directly regulated by the FCC or the states. Regulations or policy decisions adopted by the FCC, however, can substantially affect the industry in which the Company is engaged, such as the FCC's 1981 decision to remove restrictions on the resale of telephone transmission service which created a substantial market for telephone call accounting systems. No recent action by the FCC or other recent law or regulation has had or is expected to have a significant impact upon the Company's business (except as otherwise discussed below with respect to the NANP).

   The Company was positively impacted for seven fiscal quarters starting in the fourth quarter of fiscal 1994 and ending in the second quarter of fiscal 1996, by changes in the telephone numbering system used in the United States and most of North America, known as the North American Numbering Plan ("NANP"). The NANP is the ultimate responsibility of the FCC. The most significant change in the NANP with respect to hotel telecommunications equipment was the change in area codes to include middle digits other than one or zero. The Company developed modifications to its call accounting systems so that its systems would comply with the new numbering plan, which resulted in the seven quarter surge in orders for software upgrades and new call accounting systems. (For a further discussion on the effect of the NANP on the Company's results of operations, see "Management's Discussion and Analysis" below).

   None of the Company's products or services require approval from any governmental agency. The Company's computer products are subject to radio frequency emanation standards imposed by the FCC. The cost of complying with such standards, as well as with any applicable environmental laws, is immaterial.


ITEM 2.  PROPERTIES

   The Company leases its principal executive office, assembly and Service Center, all of which are located on two floors of a ten story office building in Tulsa, Oklahoma. The building and surrounding property are considered to be in good condition. The Company's lease expires on April 30, 1998, but may be renewed at the Company's option for one more year. The Company also leases office space in Boulder, Dallas, Indianapolis, and Marlton, New Jersey, and has informal office arrangements throughout the United States from which its regional sales and service staff operate.


ITEM 3.  LEGAL PROCEEDINGS

PHONOMETRICS

   Phonometrics, Inc., a Florida based corporation, has filed numerous lawsuits against telecommunications equipment manufacturers and hotels who use such equipment (e.g., PBX, call accounting and answer confirmation systems), in various federal courts throughout the country, most notably the Southern District of Florida (the "Florida litigation") and the Northern District of California (the "California litigation"), alleging infringement of a patent held by Phonometrics. While the Company has not been named as a defendant in any of these cases, several of its customers are named defendants and have notified the Company that they seek indemnification under the terms of their contracts with the Company. Because there are other equipment vendors implicated along with the Company in the cases filed against its customers, the Company has not assumed the outright defense of its customers in any of these actions.

   In each of the lawsuits, the plaintiff is seeking damages of an unspecified amount, based upon a reasonable royalty of the hotels' profits derived from use of the allegedly infringing equipment during a period commencing six years prior to the filing of each lawsuit and ending October 30, 1990. The plaintiff is not seeking an injunction against continued use of the equipment and is barred from doing so since the patent expired in October, 1990.

   In March, 1996, the Florida litigation pending against the hotels was stayed by the Court, pending the outcome of the Florida cases filed by Phonometrics against the PBX equipment manufacturers. Likewise, the California litigation has been stayed pending the outcome of the Florida litigation. All of the Florida cases against the PBX manufacturers (except one, which was still pending as of December 27, 1996), have been decided on their merits in favor of the equipment manufacturers. In ruling in favor of one such manufacturer, Northern Telecom, the Court found that the allegedly infringing equipment did not contain an instantaneous digital display of the cost of the call, a call-completion signal, or a settable charge selector (thumbwheels), all of which, the Court held, must be present to support a claim of infringement by Phonometrics. The Company believes that the same arguments advanced by Northern Telecom can be made with respect to the Company's equipment.

   In light of these rulings, the Florida court lifted its stay of the hotel cases on December 27, 1996 and scheduled a hearing for February 13, 1997 to consider which, if any, of the hotel cases should be dismissed. At the hearing, the Court will consider whether Phonometrics may proceed against those hotels who use equipment manufactured by companies, such as the Company, that Phonometrics has not sued; and whether the Court's ruling in the Northern Telecom case precludes Phonometrics from alleging infringement by equipment, like the Company's, which lacks an instantaneous digital display, a call-completion signal, or a settable charge selector. Depending upon how the Court rules on these questions, the cases against the Company's customers could be dismissed.

   Simultaneously with the proceedings at the trial level in the Florida litigation, an appeals court is hearing Phonometrics' appeal of the Florida Court's ruling in the Northern Telecom case and in other equipment manufacturers' cases. Briefs have been filed in the Northern Telecom appeal and oral arguments, although not yet scheduled, may be heard in the next few months. A ruling against Phonometrics on appeal would, it is believed, provide strong precedent against Phonometrics' position in the remaining cases and have a "domino effect," virtually disposing of all other similar cases. On the other hand, if the appeals court reverses the trial court's ruling in the Northern Telecom case, the Florida litigation would most likely resume.

   In patent infringement cases, damages may only be recovered for a period commencing six years immediately prior to the filing of the lawsuit but in no event after the expiration of the patent. Since Phonometrics' patent expired in October, 1990, it is unlikely that Phonometrics would sue the Company directly at this point, since it would neither be entitled to collect damages against the Company nor prevent the Company from making or selling the allegedly infringing products. The Company is cautiously optimistic that the trial and appeal's court rulings in the next several months could dispose of the litigation against its customers, although no such assurance can be given.

ABTS

   On June 16, 1995, Associated Business Telephone Company ("ABTS"), a New Jersey corporation, brought suit against the Company in the Superior Court of Camden County, New Jersey, based upon allegations of breach of warranty, breach of contract, and tortious interference with ABTS' relationships with certain of its customers, arising in connection with (i) a Distributor's Agreement entered into between the Company and D & P Investments in 1986, pursuant to which the Company sold to D & P Investments certain call accounting systems, and (ii) a Maintenance Agreement between the Company and ABTS pursuant to which the Company furnished maintenance services for such systems. D & P Investments has allegedly assigned its claim for breach of the Distributer's Agreement to ABTS. ABTS seeks damages in the amount of $1,000,000. In April, 1996 the Company was successful in having the case transferred to the United States District Court for the Northern District of Oklahoma. The Company denies all of the allegations made by ABTS and is vigorously defending this action. The Company has filed an application with the Court for permission to amend its pleadings to include a counterclaim against ABTS and cross-claims against D & P Investments and Communication Equipment Brokers for breach of contract, pursuant to which the Company seeks damages in an amount in excess of $75,000. A trial date has been set in April, 1997.


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

                                     1996                    1995
                                     ----                    ----

                              High       Low           High        Low
                              ----       ---           ----        ---
       Quarter Ending:
       --------------

       January 31            20 3/8     6 1/2         3 3/4       1 5/8
       April 30              11 1/2     6 3/8         5 5/8       2 3/4
       July 31               11         7 1/2         6 1/8       4 1/8
       October 31            10         7 1/2         6 1/2       3 7/8


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

   As of October 31, 1996, the latest practicable date for which such information is available, the Company had 140 shareholders of record. In addition, based upon information received annually from brokers holding stock in the Company on behalf of beneficial owners, the Company has approximately 1,100 beneficial shareholders.

   No sales of unregistered securities were made by the Company during its 1996 fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   For the fiscal year ending October 31, 1996, the Company reported net income of $1,585,000, a 5% increase over the previous year, on net revenues of $13,441,000, a 9% increase over the previous year. Management considers these results to be very positive considering the underlying factors which contributed to this success. These underlying factors are primarily the increase in revenues from PBX related activities, both sales of PBX systems and PBX service revenues, which more than offset the expected decline in sales of call accounting and answer confirmation systems.

   To fully understand the fiscal 1996 operating results, a short review of the previous year's results is in order. Fiscal 1995 operating results were positively impacted by the mandated changes in dialing patterns which began in late 1994. These changes, which required most hotels to upgrade or replace their call accounting and answer confirmation systems, resulted in a surge in orders for these systems during the final quarter of fiscal 1994 through the second quarter of fiscal 1996. These orders were a key factor in the Company's growth during that period, but call accounting sales have since declined to more historical levels. During the same period, the Company was continuing its strategy to pursue the PBX market. Since its entry into this market in 1993, the Company has committed significant resources to this effort including the hiring of experienced sales staff, establishment of regional sales offices, training of installation and service personnel and beginning in fiscal 1995, investments in research and development activities. The operating results for fiscal 1996 which produced growth in sales and net income despite the substantial decrease in call accounting and answer confirmation systems sales, give positive confirmation to management's strategy to pursue this market.

   The discussion that follows provides additional analysis of the major factors and trends which management believes has had the most significant impact on the financial condition of the Company as of October 31, 1996, and the results of its operations for the fiscal year ending October 31, 1996 as compared to 1995. Also included in this discussion are major factors, trends and risks which management believes will affect the outlook for the Company. This analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this report.

RESULTS OF OPERATIONS

   The 9% increase in net sales and service revenues can be analyzed more properly by product line. Total revenues from call accounting related activities decreased 18% to $5,554,000 while revenues from PBX related activities increased 41% to $7,887,000.

   The decrease in call accounting related revenues consisted of a 40% decrease in sales of call accounting systems and a 3% increase in call accounting installation and service activities. The decrease in sales of call accounting systems was expected as the surge in orders for new call accounting systems related to the mandated changes in the North American Numbering Plan ("NANP") subsided at the end of the second quarter of fiscal 1996 and sales of these systems returned to more historical levels. The 3% increase in call accounting installation and service activity is consistent with the stability of the Company's customer base. Because of the quality of the Company's systems and its reputation for prompt and professional service, the Company has historically retained a high percentage of its customers year after year, most of whom maintain service contracts with the Company. Slightly over half of the Company's call accounting related revenues come from these service contracts which produce a stable source of recurring revenues.

   The 41% increase in PBX related activities includes a 21% increase in sales of PBX systems and an 82% increase in PBX installation and service revenues. These increases are the result of the continued market acceptance of the Company's PBX program. The Company became a distributor of Hitachi PBX systems and began selling and servicing these systems in 1993. Although firmly established as a quality provider of call accounting systems, the Company had to earn its reputation as a capable PBX vendor and service provider, which it has successfully done over the past three years by providing competitive prices on new systems, value-added service to systems under warranty or service contract and certified service personnel to work on the systems, and by establishing additional regional service locations to meet customer demand. As a result, the Company is now one of the market leaders for providing PBX's to the hotel industry and its PBX customer base is growing both in quantity and in quality. While the PBX market remains highly competitive and price sensitive, the Company now has the opportunity to bid on many brand name properties and can compete effectively with more well-known competitors.

   The gross margins earned on net sales and service revenues decreased from 42% in fiscal 1995 to 37% in fiscal 1996. This decline partially consisted of a decrease in gross margins earned on systems sales from 45% in fiscal 1995 to 38% in fiscal 1996. This decline was expected and reflects the larger proportion of PBX systems sales compared to prior years. PBX systems, as a distributed product in a highly competitive market earn significantly lower gross margins than the Company's proprietary call accounting systems. Another component of the overall decline in gross margins earned is a slight decline in the gross margin earned on installation and service revenues from 38% in fiscal 1995 to 36% in fiscal 1996. While the percentage gross margin earned in fiscal 1996 for installation and service related activities is below management's target, the margin improved during the last half of the year and management considers the profitability of this portion of its business to be acceptable.

   Operating expenses increased 1% during fiscal 1996 compared to fiscal 1995. This increase consisted of a 12% increase in sales and marketing costs reflecting increases in the number of salesman employed for the full year compared to fiscal 1995 and a slight increase in commissions expense due to the increase in sales. This increase was partially offset by decreases in engineering and research and development expenses. While the total amount expended on engineering costs and development of new products increased during the year, the amounts recorded as expense in fiscal 1996 actually declined due to the greater proportion of these expenditures which were eligible for capitalization as software production costs under the applicable accounting rules. Another portion of the overall decline in operating expense was due to a decrease in bad debt expense. Other operating expenses were relatively unchanged during the year.

   As mentioned above, a portion of the Company's expenses have been capitalized as software production costs during fiscal 1996. This amount, which was $197,000 in fiscal 1996, represents amounts expended in development of the Company's new PBX related product, XPANDER. This product is the Company's first PBX related proprietary product and is designed to meet the growing need for hotels to provide multiple telephone line access in their guest rooms. Recent surveys by hoteliers indicate that up to 58% of business travelers now carry laptop computers with them as they travel. This trend, taken together with the growing dependence on electronic mail and the internet is driving a need for travelers to have the ability to hook their computers to a telephone line for data transmission and still be able to make and receive voice phone calls. For hoteliers who desire to meet this need, they will need to add capacity to their existing PBX. XPANDER is designed to be a cost-effective alternative to buying more PBX equipment, both in terms of acquisition costs and on-going maintenance costs. At December 31, 1996, the Company had three XPANDER systems installed and a fourth in the installation backlog. To date, all of the installed systems have performed as designed and no significant hardware or software flaws have been detected.

   Interest and other income increased 76% or $285,000 during fiscal 1996 compared to fiscal 1995. This increase was primarily the result of increases in interest income from XETAPLAN sales-type leases and from increases in interest income earned on cash investments. Many of the call accounting systems sales made during the surge in orders related to the NANP were made under the Company's XETAPLAN program and as a result, the Company is earning interest income each month from those contracts.

   The Company has recorded a provision for federal and state income taxes of $904,000. This provision represents an effective tax rate of 36% compared to 38% for fiscal 1995 reflecting a reduction in the estimated state tax provision for fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's cash balances increased $760,000 during fiscal 1996. This increase included cash earned from operations of $983,000 and cash received from the exercise of stock options of $183,000. A portion of the increase in cash, $238,000, was invested in equipment, which included upgrading the Company's computer network, equipping additional personnel, and supporting the Company's PBX service program. Another portion of the increase in cash, $197,000, was invested in capitalized software production costs.

   Management considers the Company's financial condition to be strong and believes that its present working capital and future operating cash flows will be sufficient to meet anticipated operating needs and planned capital expenditures. Management is continually evaluating alternatives to effectively utilize the Company's cash balances and capital resources to enhance shareholder value. During the past three years these evaluations resulted in the 1994 stock repurchase program and the expansion of the XETAPLAN program. During that same period, management has evaluated several potential synergistic acquisitions and continues to do so. These analyses have afforded management the opportunity to explore its potential borrowing ability with its bank and to discuss potential secondary offerings with other financial contacts. While the Company's ability to obtain additional capital in the future would depend upon a multitude of factors including maintaining or improving its current financial condition and the specifics of any proposed transaction, management believes that sufficient capital could be obtained at a reasonable cost to finance an acquisition or other expansion of the Company's operations.

OUTLOOK AND RISK FACTORS

   The statements contained in this section entitled "Outlook and Risk Factors" are based on current expectations. The statements are forward-looking and actual results may differ materially.

   Management will continue to pursue a strategy focused on providing telecommunications equipment and services to the lodging industry. Growth in near-term revenues from this strategy is expected to come primarily from continued increases in the Company's base of customers under PBX service agreements, while longer-term growth will more likely be achieved through the introduction of innovative new products, such as the Company's XPANDER system.

   Management believes that installation and service revenues will produce the majority of the Company's revenue growth in fiscal 1997. Installation and service revenues from PBX service contracts and other PBX related activities is expected to provide the largest percentage increase in revenues as the Company's reputation for such services grows. Installation and service revenues earned from call accounting related activities are directly related to the sale of new call accounting systems and to the retention of existing customers. Because sales of new call accounting systems are expected to remain at historical levels, growth in the related service revenues is expected to be modest. The Company's base of call accounting customers is its most important source of recurring revenue, hence management will attempt to ensure that these customers are retained by maintaining the Company's high standards for quality service. Furthermore, since these call accounting customers also represent an important source of new customers for sales of PBX systems and PBX service contracts, retention of these customers is also important to the growth of the Company's PBX related revenues.

   The market for new call accounting systems is mature and sales of these systems are expected to return to historical levels from the inflated revenues experienced during the seven quarters from August, 1994 to April, 1996. The market for new PBX systems is also mature, but the Company expects to achieve growth of about 5% in revenues from sales of these systems as it continues to increase its market share. Management believes that this increase in sales of new PBX systems is achievable and, in fact could be conservative, as the Company continues to gain a favorable reputation in the PBX market, especially among the Company's prestigious call accounting customers. However, because it is still a new player in this market, any major failure in providing quality PBX service could result in dramatically lower sales than those forecast.
Also, the Company sells PBX systems under a distributorship agreement with Hitachi Telecom (USA), Inc. ("Hitachi"). The Company considers its relationship with Hitachi to be good and strongly believes that future renewals to its distributorship agreement can be negotiated on mutually beneficial terms; however, if such a renewal could not be achieved, the Company's operating results could be lower than those expected.

   During fiscal 1997, the Company expects sales of its new XPANDER system to be less than 10% of total net sales and service revenues. Actual results could be materially higher, primarily dependent on the rate of the development of this market and the perceived quality and cost effectiveness of the XPANDER system. Management believes that market demand is growing for additional telephone lines in guest rooms. However, how and when that demand translates into sales is difficult to predict. This growing need is not expected to be a significant source of new revenue to the hotel, but will more likely be analyzed by hotel decision makers as a guest amenity and as such, an additional investment needed by the hotel to maintain occupancy levels and compete with other local hotels. Typically, demand for such amenities grows slowly at first, then very rapidly as hotels rush to meet competitors' standards. Management expects that demand for this amenity will follow the same pattern, although it is still too early to predict when demand will be strong enough to forecast significant revenues from sales of XPANDER.

   As revenues from PBX systems sales and total installation and service revenues increase and revenues from higher margin call accounting systems sales decrease, the gross margins earned on total net sales decline. The majority of this expected degradation has already occurred as total gross margins declined from 42% in fiscal 1995 to 37% in fiscal 1996. Management expects only a slight decrease, if any, in overall gross margins during fiscal 1997. While difficult to predict due to the timing of installation activities and the varying nature of the service revenues earned, the gross margins earned on installation and service revenues are expected to remain stable for the foreseeable future and thus help hold overall margins steady even though systems sales continue to shift toward lower margin PBX sales. Any significant positive impact on total gross margins would likely come from another surge in installations of call accounting systems. Such a surge is unlikely in management's opinion.

   The Company is involved in two matters of pending litigation (See "Legal Proceedings" under Part I above). In both cases, management believes its legal position is strong and no loss contingencies have been recorded in the financial statements. Should the outcome of either of these matters be unfavorable however, the Company may have to record expenses which might cause operating results to be materially lower than those expected.

   As discussed above, the Company has focused it research and development activities on its XPANDER product and, as such, much of the Company's long-term anticipated growth is linked to the success of this product. Furthermore, the XPANDER technology is expected to be the Company's hardware platform for future products. Should the market for XPANDER fail to develop as expected or should unforeseen technical difficulties arise which delay or stop the development of this product or expected future XPANDER-based products, the anticipated growth in revenues might be delayed or unrealized. To date, the Company is not aware of any competitor products similar to XPANDER and management believes that the limited nature of the hotel market niche provides some protection from potential development of competing products by larger, more well-financed companies. To further solidify its position, the Company has applied for a patent on XPANDER, but it is too early in the application process to determine whether the Company will receive a patent and the protections associated therewith.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO FINANCIAL STATEMENTS OF THE COMPANY                                  PAGE
--------------------------------------------                                  ----


Report of Independent Public Accountants                                       F-1

Consolidated Financial Statements

       Consolidated Balance Sheet - October 31, 1996                           F-2

       Consolidated Statements of Operations - For
         the Years Ended October 31, 1996 and 1995                             F-3

       Consolidated Statements of Shareholders' Equity -
         For the Years Ended October 31, 1996 and 1995                         F-4

       Consolidated Statements of Cash Flows - For the
         Years Ended October 31, 1996 and 1995                                 F-5

Notes to Consolidated Financial Statements                                     F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Xeta Corporation:

We have audited the accompanying consolidated balance sheet of Xeta Corporation (an Oklahoma corporation) and subsidiaries as of October 31, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xeta Corporation and subsidiaries as of October 31, 1996, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1996, in conformity with generally accepted accounting principles.


                                                        /s/ ARTHUR ANDERSEN LLP

                                                        ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
  December 13, 1996

                                XETA CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                OCTOBER 31, 1996


                                     ASSETS
                                    (Note 2)

CURRENT ASSETS:
   Cash and cash equivalents (Note 3)                                          $  3,549,101
   Current portion of net investment in sales-type leases (Note 9)                2,217,672
   Trade accounts receivable, net of allowance of $114,892                        1,516,479
   Inventories, net (Note 5)                                                      1,041,496
   Deferred tax asset, net (Note 4)                                                  92,897
   Prepaid expenses and other                                                       156,233
   Prepaid taxes                                                                    173,785
                                                                               ------------
         Total current assets                                                     8,747,663

NONCURRENT ASSETS:
   Net investment in sales-type leases, less current portion above (Note 9)       2,737,358
   Property, plant and equipment, net (Note 14)                                     394,906
   Capitalized software production costs, net of accumulated
     amortization of $268,914                                                       325,816
   Other                                                                            158,677
                                                                               ------------
         Total noncurrent assets                                                  3,616,757
                                                                               ------------
         Total assets                                                          $ 12,364,420
                                                                               ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                            $    371,473
   Unearned revenue (Note 7)                                                      2,274,294
   Accrued liabilities (Note 6)                                                     666,838
                                                                               ------------
         Total current liabilities                                                3,312,605

UNEARNED SERVICE REVENUE (Note 7)                                                 1,388,998
                                                                               ------------

NONCURRENT DEFERRED TAX LIABILITY, NET (Note 4)                                     591,984
                                                                               ------------

COMMITMENTS (Notes 9, 11 and 15)

SHAREHOLDERS' EQUITY (Note 8):
   Common stock; $.10 par value; 10,000,000 shares authorized, 2,182,653
     issued                                                                         218,265
   Paid-in capital                                                                4,736,413
   Retained earnings                                                              2,375,895
                                                                               ------------
   Less- Treasury stock, at cost                                                   (259,740)
                                                                               ------------
         Total shareholders' equity                                               7,070,833
                                                                               ------------
         Total liabilities and shareholders' equity                            $ 12,364,420
                                                                               ============


The accompanying notes are an integral part of this consolidated balance sheet.

                                XETA CORPORATION


                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                 For the Years
                                                                Ended October 31,
                                                           -------------------------
                                                              1996          1995
                                                           -----------   -----------
SYSTEM SALES                                               $ 6,552,424   $ 7,111,936
INSTALLATION AND SERVICE REVENUES                            6,888,350     5,272,684
                                                           -----------   -----------
NET SALES, INSTALLATION AND SERVICE REVENUES                13,440,774    12,384,620
                                                           -----------   -----------

COST OF SYSTEM SALES                                         4,072,157     3,928,024
INSTALLATION AND SERVICE COSTS                               4,385,535     3,279,019
                                                           -----------   -----------
TOTAL COST OF SALES, INSTALLATION AND SERVICE                8,457,692     7,207,043
                                                           -----------   -----------
         Gross profit                                        4,983,082     5,177,577
                                                           -----------   -----------
OPERATING EXPENSES:
   Selling, general and administrative                       2,751,715     2,641,675
   Engineering                                                 116,440       143,561
   Research and development                                    232,914       287,166
   Amortization of capitalized software production costs        54,912        54,912
                                                           -----------   -----------
       Total operating expenses                              3,155,981     3,127,314
                                                           -----------   -----------
INCOME FROM OPERATIONS                                       1,827,101     2,050,263

INTEREST AND OTHER INCOME, net (Note 1)                        662,240       377,072
                                                           -----------   -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                     2,489,341     2,427,335
PROVISION FOR INCOME TAXES (Note 4)                            904,000       913,000
                                                           -----------   -----------
NET INCOME                                                 $ 1,585,341   $ 1,514,335
                                                           ===========   ===========

INCOME PER COMMON AND COMMON EQUIVALENT SHARE (Note 13)
                                                           $       .68   $       .68
                                                           ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                          1,971,061     1,799,398
                                                           ===========   ===========
WEIGHTED AVERAGE EQUIVALENT SHARES - Primary                 2,334,316     2,228,916
                                                           ===========   ===========



 The accompanying notes are an integral part of these consolidated statements.

                                XETA CORPORATION



                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                 FOR THE YEARS ENDED OCTOBER 31, 1996 AND 1995



                                                      Common Stock              Treasury Stock                            Retained
                                                ------------------------       -------------------                        Earnings
                                                 Number of                                                 Paid-in     (Accumulated
                                                Shares Issued  Par Value       Shares       Amount         Capital        Deficit)
                                                -------------  ---------       ------       ------         -------        --------
BALANCE AT OCTOBER 31, 1994                      1,964,620   $   196,462      (189,747)   $  (259,740)   $ 4,011,185   $  (723,781)

   Stock options exercised                          13,700         1,370          --             --           12,330          --

   Stock warrants exercised                         25,000         2,500          --             --           30,313          --

   Tax benefit of stock options and warrants
                                                      --            --            --             --           38,463          --

   Net income                                         --            --            --             --             --       1,514,335
                                               -----------   -----------   -----------    -----------    -----------   -----------

BALANCE AT OCTOBER 31, 1995                      2,003,320       200,332      (189,747)      (259,740)     4,092,291       790,554

   Stock options exercised                         179,333        17,933          --             --          164,733          --

   Tax benefit of stock options                       --            --            --             --          479,389          --

   Net income                                         --            --            --             --             --       1,585,341
                                               -----------   -----------   -----------    -----------    -----------   -----------

BALANCE AT OCTOBER 31, 1996                      2,182,653   $   218,265      (189,747)   $  (259,740)   $ 4,736,413   $ 2,375,895
                                               ===========   ===========   ===========    ===========    ===========   ===========

The accompanying notes are an integral of these consolidated statements.

                                XETA CORPORATION


                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                For the Years
                                                                               Ended October 31,
                                                                           --------------------------
                                                                              1996            1995
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 1,585,341    $ 1,514,335
                                                                           -----------    -----------
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation                                                            155,848        152,343
       Amortization of capitalized software production costs                    54,912         54,912
       Gain on sale of assets                                                  (12,435)       (13,303)
       Provision for doubtful accounts receivable                               38,000         60,000
       Provision for excess and obsolete inventory                                --           13,515
       Change in assets and liabilities-
         Increase in net investment in sales-type leases                      (464,639)    (1,849,544)
         Increase in other receivables                                        (226,034)      (425,909)
         Increase in inventories                                              (156,732)      (187,872)
         (Increase) decrease in prepaid income taxes                          (173,785)       188,714
         Decrease in deferred tax asset                                        189,288         19,958
         Increase in prepaid expenses and other assets                          (6,238)      (149,870)
         (Decrease) increase in accounts payable                               (70,108)       199,836
         Increase in unearned revenue                                            7,456        694,514
         (Decrease) increase in accrued liabilities                            (53,701)       738,300
         Increase in deferred tax liabilities                                  116,063        300,988
                                                                           -----------    -----------
           Total adjustments                                                  (602,105)      (203,418)
                                                                           -----------    -----------
              Net cash provided by operating activities                        983,236      1,310,917
                                                                           -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to property, plant and equipment                                 (237,742)      (148,603)
   Additions to capitalized software production costs                         (196,716)      (123,371)
   Proceeds from sale of assets                                                 28,948         34,259
                                                                           -----------    -----------
              Net cash used in investing activities                           (405,510)      (237,715)
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Exercises of stock options and warrants                                     182,666         84,976
                                                                           -----------    -----------
              Net cash provided by financing activities                        182,666         84,976
                                                                           -----------    -----------
              Net increase in cash and cash equivalents                        760,392      1,158,178

CASH AND CASH EQUIVALENTS, beginning of year                                 2,788,709      1,630,531
                                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                     $ 3,549,101    $ 2,788,709
                                                                           ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for interest                                  $       912    $       343
                                                                           ===========    ===========
   Cash paid during the year for income taxes                              $   554,595    $    51,072
                                                                           ===========    ===========
   Noncash tax benefit of options exercised                                $   510,202    $     7,650
                                                                           ===========    ===========


The accompanying notes are an integral of these consolidated statements.

                                XETA CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 FOR EACH OF THE TWO YEARS IN THE PERIOD ENDED

                                OCTOBER 31, 1996



1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Xeta Corporation (Xeta or the Company) was incorporated in 1981 for the purpose of developing, manufacturing and marketing call accounting systems. Since 1993, the Company has been a nation-wide distributor of third-party manufactured PBX systems. Xeta sells primarily to the lodging industry and is thus dependent upon the condition of the hospitality economic sector.

Xetacom, Inc. (Xetacom), a wholly owned subsidiary of the Company, was incorporated in February 1989 to provide long distance telephone services to the lodging industry. Xetacom's operations have been insignificant to date.

LEASE ACCOUNTING

A portion of the Company's revenues have been generated using sales-type leases. The Company has sold systems to end-users under these sales-type leases to be paid over three-, four- and five-year periods. Because the present value (computed at the rate implicit in the lease) of the minimum payments under these sales-type leases equals or exceeds 90 percent of the fair market value of the systems and/or the length of the lease exceeds 75 percent of the estimated economic life of the equipment, the Company recognizes the net effect of these transactions as a sale as required by generally accepted accounting principles.

Interest and other income is primarily the recognition of interest income on the Company's sales-type lease receivables and income earned on short-term cash investments. Interest income from a sales-type lease represents that portion of the aggregate payments to be received over the life of the lease which exceeds the present value of such payments using a discount factor equal to the rate implicit in the underlying leases.

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

PROPERTY, PLANT AND EQUIPMENT

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under PBX service agreements. Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis. When assets are retired or sold, the cost of the assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in income. Maintenance and repair costs are expensed as incurred.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  REVOLVING CREDIT AGREEMENT:

In April 1996, the Company's revolving line of credit was increased from $350,000 to $1,000,000. The amended loan agreement expires on April 1, 1997. Advances under the amended agreement are based on the Company's current receivables. Substantially all of the Company's assets are collateralized under the agreement which also contains provisions which impose certain restrictions on the Company and requires the Company to meet certain financial ratios. At October 31, 1996, the Company was in compliance with the credit agreement. No advances have been made under this agreement during fiscal 1996.

3.  CASH AND CASH EQUIVALENTS:

Cash and cash equivalents at October 31, 1996 consist of money market accounts and commercial bank accounts.

4.  INCOME TAXES:

The Company applies the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." SFAS 109 requires recognition of deferred tax liabilities and assets for expected future consequences of events that have been included in a company's financial statements or tax return. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates.

The income tax provision for the years ending October 31, 1996 and 1995 consists of the following:

                                                  1996           1995
                                               -----------    -----------
Current provision - federal                    $   585,023    $   490,916
Deferred provision - federal                       261,353        335,702
State income taxes                                 101,000        194,000
Tax credits and other adjustments                  (43,376)          --
                                               -----------    -----------
                                                   904,000      1,020,618
Recognition of previously reserved tax asset          --         (107,618)
                                               -----------    -----------
           Total provision                     $   904,000    $   913,000
                                               ===========    ===========

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:


                                                 Year Ended
                                                 October 31,
                                                ------------
                                                1996    1995
                                                ----    ----
Statutory rate                                   34 %    34 %
Recognition of previously reserved tax assets    -  %    (4)%
State income taxes                                4 %     8 %
Tax credits and other adjustments                (2)%     - %
                                                ---     ---
Effective rate                                   36 %    38 %
                                                ===     ===

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31, 1996 are presented below:


Deferred tax assets:
  Prepaid service contracts                                            $   51,083
  Nondeductible reserves                                                  198,822
  Book depreciation in excess of tax                                       15,902
  Other                                                                    50,675
                                                                       ----------
     Total deferred tax asset                                             316,482
                                                                       ----------
Deferred tax liabilities:
  Unamortized capitalized software development costs                      110,778
  Tax income to be recognized on sales-type lease contracts               638,831
  Other                                                                    65,960
                                                                       ----------
     Total deferred tax liability                                         815,569
                                                                       ----------
     Net deferred tax liability                                        $  499,087
                                                                       ==========

5.  INVENTORIES:

The following are the components of inventories at October 31, 1996:

         Raw materials                                                 $  577,054
         Finished goods and spare parts                                   623,690
                                                                       ----------
                                                                        1,200,744
         Less- Reserve for excess and obsolete inventory                  159,248
                                                                       ----------
                  Inventories, net                                     $1,041,496
                                                                       ==========
6.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31, 1996:

         Bonuses                                                       $  519,043
         Taxes other than income                                           52,753
         Vacation                                                          59,035
         Commissions                                                       14,256
         Other                                                             21,751
                                                                       ----------
                                                                       $  666,838
7.  UNEARNED REVENUE:

Unearned revenue consists of the following at October 31, 1996:

         Service contracts                                             $1,570,872
         Warranty service                                                 379,753
         Customer deposits                                                209,357
         Systems shipped but not installed                                 63,829
         Other                                                             50,483
                                                                       ----------
         Total current unearned revenue                                 2,274,294
         Noncurrent unearned service revenue                            1,388,998
                                                                       ----------
                                                                       $3,663,292

8.  STOCK OPTIONS:

The Company has a stock option plan (the Plan) for officers and key employees. The Board of Directors determines the option price, not to be less than fair market value, at the date of grant.

The options generally expire ten years from the date of grant and are exercisable at a rate of 33 1/3 percent per year after a one-year waiting period.


                                                              Outstanding Options
                                                             ------------------------
                                                                            Price Per
                                                               Number        Share
                                                             ----------    ----------
Balance, October 31, 1995                                       131,800    $1.00-1.25
Granted                                                          17,500    $     6.56
Exercised                                                       (39,333)   $1.00-1.25
                                                             ----------
Balance, October 31, 1996                                       109,967    $1.00-6.56
                                                             ==========

At October 31, 1996, options to purchase 90,633 shares are exercisable and 10,000 shares were available for future grants under the Plan.

The Company has also granted options outside the Plan to certain officers and directors. These options generally expire ten years from the date of grant and are exercisable over the period stated in each option. The table below presents information regarding options granted outside the Plan.

                                                Outstanding Options
                                              ------------------------
                                                             Price Per
                                                  Number      Share
                                              ----------    ----------
Balance, October 31, 1995                       610,0001    $1.00-1.53
Exercised                                       (140,000)   $1.00-1.31
                                              ----------    ----------
Balance, October 31, 1996                        470,000    $1.00-1.53
                                              ==========    ==========

     (1) Includes options granted under employment agreements to both the President and Executive Vice President at an exercise price of $1.00. Options of 50,000 each were granted on August 1, 1991 and 1992, and November 30, 1993. Each of these options were immediately exercisable on the date of grant.

Effective November 1, 1996, the Company will adopt Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." SFAS 123 requires companies to record in their financial statements the expense, if any, related to stock options issued to employees and to disclose how such expense was computed. Alternatively, companies may adopt the new standard but choose only to disclose the impact of issued stock options as if the expense had been recorded in the financial statements. The Company will adopt this alternative method of accounting and future financial statements will include such disclosures.

9.  COMMITMENTS:

Minimum future annual payments to be received and paid under various leases are as follows:

                                                                                 Sales-Type
                                                                               Lease Payments        Operating
         October 31,                                                             Receivable            Leases
         -----------                                                             -----------         ----------
             1997                                                                   $2,568,415         $  202,911
             1998                                                                    2,129,218            106,368
             1999                                                                      810,680             24,881
             2000                                                                       21,873             13,569
             2001                                                                        9,705                152
                                                                                   -----------         ----------
                                                                                   $ 5,539,891         $  347,881
                                                                                                       ==========
         Less- Imputed interest                                                       (584,861)
                                                                                   -----------
         Present value of minimum payments                                         $ 4,955,030
                                                                                   ===========

The Company incurred operating lease costs of approximately $215,000 and $142,000 in 1996 and 1995, respectively.

10.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

Marriott International/Marriott Host ("Marriott") is a major customer of the Company. The Company has systems installed at various Marriott owned or managed hotels under the brands "Marriott," "Residence Inn by Marriott," "Courtyard by Marriott," and "Fairfield Inn by Marriott." Sales of systems to Marriott represented 23 percent and 24 percent of the Company's revenues for the years ended October 31, 1996 and 1995, respectively. In addition to sales of systems, the Company earns maintenance revenues from over 400 Marriott properties currently under various maintenance contracts. Marriott has been a major customer of the Company since 1986 and management considers its relationship with Marriott to be good. However, the loss of Marriott as a customer would have a material adverse effect on the Company's operating results and financial condition.

The Company's products are designed and marketed to meet the specific telecommunications needs of the lodging industry and the Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions which, in turn, may impact the Company's overall credit risk. However, because the Company's products are essential, revenue-producing assets of the customer and because the ultimate credit risk typically rests with the individual hotel where the equipment is installed, management considers the Company's credit risk to be satisfactorily diversified and that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 1996.

11.  EMPLOYMENT AGREEMENTS:

The Company has entered into employment agreements with certain officers. One agreement provides for an annual base salary for the President and annual and quarterly bonuses, based on the Company's total sales and after-tax net income, not to exceed $200,000 per year and

$10,000 per quarter, respectively. The Company has also entered into an employment agreement with its Executive Vice President which provides for an annual bonus upon the same terms as the annual bonus granted to the President and CEO. Beginning in fiscal 1997, the Executive Vice President's annual bonus will be limited to $100,000.

In accordance with an employment agreement entered into during 1995, the Company's Vice President of Marketing and Sales earns an annual salary, commissions and bonus. Commissions and bonuses earned under the agreement are based on total net revenues and the increase, if any, in annual net revenues.

Bonuses and commissions earned under the employment agreements were $573,000 and $453,000 for the years ending October 31, 1996 and 1995, respectively.

12.  CONTINGENCY:

Phonometrics, Inc. a Florida based corporation, has filed numerous lawsuits against telecommunications equipment manufacturers and hotels who use such equipment (e.g., PBX, call accounting and answer detection systems), in various federal courts throughout the country, most notably the Southern District of Florida (the "Florida litigation") and the Northern District of California (the "California litigation"), alleging infringement of a patent held by Phonometrics. While the Company has not been named as a defendant in any of these cases, several of its customers are named defendants and have notified the Company that they seek Indemnification under the terms of their contracts with the Company. Because there are other equipment vendors implicated along with the Company in the cases filed against its customers, the Company has not assumed the outright defense of its customers in any of these actions.

In each of the lawsuits, the plaintiff is seeking damages of an unspecified amount, based upon a reasonable royalty of the hotels' profits derived from use of the allegedly infringing equipment during a period commencing six years prior to the filing of each lawsuit and ending October 30, 1990. The plaintiff is not seeking an injunction against continued use of the equipment and is barred from doing so since the patent expired in October 1990.

In March 1996, the Florida litigation pending against the hotels was stayed by the Court, pending the outcome of the Florida cases filed by Phonometrics against the PBX equipment manufacturers. Likewise, the California litigation has been stayed pending the outcome of the Florida litigation. All of the Florida cases against the PBX manufacturers (except one, which was still pending as of December 27, 1996), have been decided on their merits in favor of the equipment manufacturers. In ruling in favor of one such manufacturer, Northern Telecom, the Court found that the allegedly infringing equipment did not contain an instantaneous digital display of the cost of the call, a call-completion signal, or a settable charge selector (thumbwheels), all of which, the Court held, must be present to support a claim of infringement by Phonometrics. The Company believes that the same arguments advanced by Northern Telecom can be made with respect to the Company's equipment.

In light of these rulings, the Florida court lifted its stay of the hotel cases on December 27, 1996 and scheduled a hearing for February 13, 1997 to consider which, if any, of the hotel cases should be dismissed. At the hearing, the Court will consider whether Phonometrics may proceed against those hotels who use equipment manufactured by companies, such as the Company, that Phonometrics has not sued, and whether the Court's ruling in the Northern Telecom case precludes Phonometrics from alleging infringement by equipment, like the Company's, which lacks an instantaneous digital display, a call-completion signal, or a settable charge selector. Depending upon how the Court rules on these questions, the cases against the Company's customers could be dismissed.

Simultaneously with the proceedings at the trial level in the Florida litigation, an appeals court is hearing Phonometrics' appeal of the Florida Court's ruling in the Northern Telecom case and in other equipment manufacturers' cases. Briefs have been filed in the Northern Telecom appeal and the oral arguments, although not yet scheduled, may be heard in the next few months. A ruling against Phonometrics on appeal would, it is believed, provide strong precedent against Phonometrics' position in the remaining cases and have a "domino effect," virtually disposing of al other similar cases. On the other hand, if the appeals court reverses the trial court's ruling in the Northern Telecom case, the Florida litigation would most likely resume.

In patent infringement cases, damages may only be calculated during the six years immediately prior to the filing of the lawsuit but in no event after the expiration of the patent. Since Phonometrics' patent expired in October 1990, it is unlikely that Phonometrics would sue the Company directly at this point, since it would neither be entitled to collect damages against the Company nor prevent the Company from making or selling the allegedly infringing products. The Company is cautiously optimistic that the trial and appeal's court rulings in the next several months could dispose of the litigation against its customers, although no such assurance can be given.

On June 16, 1995, Associated Business Telephone Company ("ABTS"), a New Jersey corporation, brought suit against the Company in the Superior Court of Camden County, New Jersey, based upon allegations of breach of warranty, breach of contract, and tortious interference with ABTS' relationships with certain of its customers, arising in connection with (i) a Distributor's Agreement entered into between the Company and D&P Investments in 1986, pursuant to which the Company sold to D&P Investments certain call accounting systems, and (ii) a Maintenance Agreement between the Company and ABTS pursuant to which the Company furnished maintenance services for such systems. D&P Investments has allegedly assigned its claim for breach of the Distributor's Agreement to ABTS. ABTS seeks damages in the amount of $1,000,000. In April 1996, the Company was successful in having the cash transferred to the United States District Court for the Northern District of Oklahoma. The Company denies all of the allegations made by ABTS and is vigorously defending this action. The Company has filed an application with the Court for permission to amend its pleadings to include a counterclaim against ABTS and cross-claims against D&P Investments and Communication Equipment Brokers for breach of contract, pursuant to which the company seeks damages in an amount in excess of $75,000. A trial date has been set in April 1997.

13.  EARNINGS PER SHARE:

Earnings per common and common equivalent share were determined on the assumption that all options, where dilutive, were exercised at the beginning of the period, or if issued during fiscal-year-ending October 31, 1996, at the time of issuance. Under the treasury stock method of accounting for options and warrants, outstanding shares were decreased by the number of shares that could have been purchased with the proceeds and tax benefits from the exercise. These proceeds were determined using the quarterly average share price for primary EPS. EPS assuming full dilution would not be materially different than primary EPS.

14.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at October 31, 1996:

         Data processing and computer field equipment                                                   $   797,825
         Office furniture                                                                                   112,976
         Other                                                                                              147,001
                                                                                                        -----------

         Total property, plant and equipment                                                              1,057,802
         Less- accumulated depreciation                                                                    (662,896)

         Total net property, plant and equipment                                                        $   394,906
                                                                                                        ===========

15.  RETIREMENT PLAN:

The Company began a 401(k) retirement plan ("Plan") on November 1, 1994. In addition to employee contributions, the Company makes discretionary matching and nonelective contributions to the Plan based on percentages set by the Board of Directors. Contributions made by the company to the Plan were $98,000 and $79,000 for the years ending October 31, 1996 and 1995, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

   The directors, executive officers and significant employees of the Company are set forth below. All officers and members of the Board of Directors serve for a term of one year or until their successors are duly elected and qualified. Directors may be removed by holders of 66 2/3% of the Company's outstanding voting shares.

            NAME              AGE     POSITION
            ----              ---     --------
    Jack R. Ingram            53        President, Chief Executive Officer and
                                            Director

    Ronald L. Siegenthaler    53        Executive Vice President and Director

    Robert B. Wagner          35        Vice  President of  Finance, Chief Financial
                                            Officer, Treasurer, Secretary and
                                            Director

    Tom R. Crofford           44        Vice President of Engineering

    Charles H. Rowland        55        Vice President of Manufacturing

    Thomas A. Luce            40        Vice President of Service

    Donald E. Reigel          42        Vice President of Marketing and Sales

    Ron B. Barber             42        Director

    Donald T. Duke            46        Director

    Dr. Robert D. Hisrich     51        Director

   A brief account of the business experience for the past five years of the individuals listed above follows.

   MR. INGRAM has been President of the Company since July 1990 and a director of the Company since March 1989. Mr. Ingram's business experience prior to joining the Company was concentrated in the oil and gas industry. Mr. Ingram holds a Bachelor of Science Degree in Petroleum Engineering from the University of Tulsa.

   MR. SIEGENTHALER has been Executive Vice President of the Company since July 1990 and a director of the Company since its incorporation. Since 1974, through SEDCO Investments, a partnership in which Mr. Siegenthaler is a partner, and as an individual, Mr. Siegenthaler has been involved as partner, shareholder, officer, director, or sole proprietor of a number of business entities with significant involvement in fabrication and marketing of steel, steel products and other raw material, real estate, oil and gas, and telecommunications. Mr. Siegenthaler received his Bachelor's Degree in Liberal Arts from Oklahoma State University.

   MR. WAGNER joined the Company in July 1988 as Chief Accounting Officer. He became the Company's Vice President of Finance and Chief Financial Officer in March, 1989, and a member of the Board of Directors in March 1996. Mr. Wagner is a Certified Public Accountant licensed in Oklahoma and received his Bachelor of Science Degree in Accounting from Oklahoma State University.

   MR. CROFFORD joined the Company in October 1982 as a design engineer and has been its Vice President of Engineering since January 1988. Mr. Crofford has worked in the field of computer engineering since 1977. He is a member of the Institute of Electrical and Electronics Engineers.

   MR. ROWLAND joined the Company in December 1982 as Production Manager and was promoted to Vice President of Manufacturing in January 1984. Mr. Rowland has 23 years electronic manufacturing experience, including production testing, assembly line layout and production control management.

   MR. LUCE joined the Company in November 1982 as Installment Director. He was later promoted to Director of Installation and Service and became Vice President of Service in June 1986.

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

   MR. BARBER has served as general counsel to the Company since its incorporation. He has been a director of the Company since March 1987. Mr. Barber has been engaged in the private practice of law since October 1980 and is a shareholder in the law firm of Barber & Bartz, a Professional Corporation, in Tulsa, Oklahoma. Mr. Barber is also a Certified Public Accountant licensed in Oklahoma. He received his Bachelor of Science Degree in Business Administration (Accounting) from the University of Arkansas and his Juris Doctorate Degree from the University of Tulsa.

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

   DR. HISRICH has been a director of the Company since March 1987. He occupies the A. Malachi Mixon III Chair in Entrepreneurial Studies and is Professor of Marketing and Policy Studies at the Weatherhead School of Management at Case Western Reserve University in Cleveland, Ohio. Prior to assuming such positions, he occupied the Boviard Chair of Entrepreneurial Studies and Private Enterprise and was Professor of Marketing at the College of Business Administration for the University of Tulsa. He is also a marketing and management consultant. He is a member of the Board of Directors of the Boviard Supply Company, Jameson Inn, Inc., and Noteworthy Medical Systems, Inc., a member of the Editorial Boards of the Journal of Venturing and the Journal of Small Business Management, and a member of the Board of Directors of Enterprise Development, Inc. Dr. Hisrich received his Bachelor of Arts Degree in English and Science from DePaul University and his Master of Business Administration Degree (Marketing) and Ph.D. in Business Administration (Marketing, Finance, and Quantitative Methods) from the University of Cincinnati.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

ITEM 10.  EXECUTIVE COMPENSATION.

   That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 1997 and to be used in connection with the Company's Annual Meeting of Shareholders to be held March 20, 1997 is hereby incorporated by reference.


ITEM 11. SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND MANAGEMENT.

   That portion of the Company's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 1997 and to be used in connection with the Company's Annual Meeting of Shareholders to be held March 20, 1997 is hereby incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   That portion of the Company's definitive Proxy Statement appearing under the caption "Related Transactions," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 1997 and to be used in connection with the Company's Annual Meeting of Shareholders to be held March 20, 1997 is hereby incorporated by reference.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended October 31, 1996.

(b) Exhibits made a part of this report are set forth in the Exhibit Index which appears at Page 19.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       XETA CORPORATION


JANUARY 23, 1997                       BY:  /s/Jack R. Ingram
                                          -------------------------------------
                                            JACK R. INGRAM, PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



JANUARY 23, 1997                        /s/Jack R. Ingram
                                      -----------------------------------------
                                      JACK R. INGRAM, PRESIDENT, CHIEF
                                           EXECUTIVE OFFICER AND DIRECTOR


JANUARY 23, 1997                        /s/Robert B. Wagner
                                      -----------------------------------------
                                      ROBERT B. WAGNER, VICE PRESIDENT OF
                                           FINANCE, CHIEF FINANCIAL OFFICER,
                                           AND DIRECTOR


JANUARY 17, 1997                        /s/Donald T. Duke
                                      -----------------------------------------
                                      DONALD T. DUKE, DIRECTOR



JANUARY 22, 1997                        /s/Ronald L. Siegenthaler
                                      -----------------------------------------
                                      RONALD L. SIEGENTHALER, DIRECTOR

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
    (2)   PLAN OF ACQUISITION,  REORGANIZATION,  ARRANGEMENT, LIQUIDATION OR
          SUCCESSION - None.

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

          10.1 HCX500(R) Authorized Distributor Agreement dated April 1, 1996 between Hitachi Telecom (USA), Inc. and XETA Corporation -
                 Omitted as substantially identical to the Authorized
                 Distributor Agreement dated April 8, 1993 between Hitachi
                 America, Ltd. and XETA Corporation which was previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993.

    (11)  STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS - None.

    (13)  ANNUAL OR QUARTERLY REPORTS, FORM 10-QSB  None.

    (16)  LETTER ON CHANGE IN CERTIFYING ACCOUNTANT - None.

    (18)  LETTER ON CHANGE IN ACCOUNTING PRINCIPLES - None.

    (21)  SUBSIDIARIES OF THE COMPANY -

    (22)  PUBLISHED REPORT REGARDING MATTERS  SUBMITTED TO VOTE - None.

    (23)  CONSENT OF EXPERTS AND COUNSEL -

          23.1   Consent of Arthur Andersen, L.L.P.

    (24)  POWER OF ATTORNEY - None.

    (27)  FINANCIAL DATA SCHEDULE

    (28)  INFORMATION FROM REPORTS FURNISHED TO STATE INSURANCE REGULATORY
                              AUTHORITIES - None.

    (99)  ADDITIONAL EXHIBITS - None.