Form 10QSB
period 1997-01-31
XETA CORP
filed 1997-03-14
CIK 742550

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED JANUARY 31, 1997

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
--------------------------------------------------------------------------------
(State or other jurisdiction of                      (I.R.S. Employer"
incorporation or organization)                       Identification No.)

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

                         Yes  X         No
                             ---           ---

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at March 1, 1997
--------------------------------          ----------------------------
Common Stock, $.10 par value                         2,002,906




                         Page 1 of 16 consecutive pages
                       Exhibit Index appears on Page 15.

                         PART I. FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS                                         Page No.
                                                                      --------
         Consolidated Balance Sheets - January 31, 1997                  3
           and October 31, 1996

         Consolidated Statements of Operations - For the                 4
           Three months ending January 31, 1997 and 1996

         Consolidated Statements of Shareholders' Equity -               5
           November 1, 1996 through January 31, 1997

         Consolidated Statements of Cash Flows - For the                 6
           Three months ending January 31, 1997 and 1996

         Notes to Consolidated Financial Statements                      7

                                XETA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                                                               January 31, 1997  October 31, 1996
                                                                               ----------------  ----------------
                                                                                  (Unaudited)
Current Assets:
  Cash and cash equivalents                                                      $  3,781,482    $  3,549,101
  Current portion of net investment in
    sales-type leases                                                               2,237,380       2,217,672
  Other receivables, net                                                            1,673,133       1,516,479
  Inventories, net (Note 3)                                                         1,224,848       1,041,496
  Current deferred tax asset, net (Note 6)                                            121,173          92,897
  Prepaid expenses and other assets                                                   217,761         156,233
  Prepaid taxes                                                                            --         173,785
                                                                                 ------------    ------------
    Total current assets                                                            9,255,777       8,747,663
                                                                                 ------------    ------------
Noncurrent Assets:
  Net investment in sales-type leases,
    less current portion above                                                      2,444,102       2,737,358
  Property, plant, & equipment, net (Note 4)                                          400,321         394,906
  Capitalized software production costs, net of
    accumulated amortization of $283,566 at Jan
    31, 1997 and $268,914 at Oct. 31, 1996                                            395,825         325,816
  Other assets                                                                        159,733         158,677
                                                                                 ------------    ------------
    Total noncurrent assets                                                         3,399,981       3,616,757
                                                                                 ------------    ------------

    Total assets                                                                 $ 12,655,758    $ 12,364,420
                                                                                 ============    ============

                               LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                               $    449,761    $    371,473
  Unearned revenue (Note 5)                                                         2,723,680       2,274,294
  Accrued liabilities                                                                 238,042         666,838
  Accrued federal and state income taxes                                               52,920              --
                                                                                 ------------    ------------
    Total current liabilities                                                       3,464,403       3,312,605
                                                                                 ------------    ------------
Unearned service revenue (Note 5)                                                   1,242,898       1,388,998
                                                                                 ------------    ------------
Noncurrent deferred tax liability, net (Note 6)                                       528,746         591,984
                                                                                 ------------    ------------
Commitments (Note 10)

Shareholders' equity:
  Common stock; $.10 par value; 10,000,000 shares
   authorized, 2,187,653 and 2,182,653 issued at
   January 31, 1997 and October 31, 1996, respectively                                218,765         218,265
  Paid-in capital                                                                   4,753,951       4,736,413
  Retained earnings                                                                 2,706,735       2,375,895
                                                                                 ------------    ------------
                                                                                    7,679,451       7,330,573
  Less treasury stock, at cost                                                       (259,740)       (259,740)
                                                                                 ------------    ------------
   Total shareholders' equity                                                       7,419,711       7,070,833
                                                                                 ------------    ------------
   Total liabilities & shareholders' equity                                      $ 12,655,758    $ 12,364,420
                                                                                 ============    ===========

        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                              For the Three Months Ended
                                        January 31, 1997      January 31, 1996
                                        ----------------      ----------------
Sales of systems                           $ 1,082,792         $ 2,039,216
Installation and service revenues            1,817,937           1,542,781
                                           -----------         -----------
  Net sales and service revenues             2,900,729           3,581,997
                                           -----------         -----------

Cost of sales                                  645,194           1,242,814
Installation and service cost                1,143,271             989,401
                                           -----------         -----------
  Total cost of sales and service            1,788,465           2,232,215
                                           -----------         -----------

    Gross profit                             1,112,264           1,349,782
                                           -----------         -----------
Operating expenses:
  Selling, general and administrative          674,378             689,285
  Engineering, research and development,
    and amortization of capitalized
    software production costs                   98,868              97,357
                                           -----------         -----------
         Total operating expenses              773,246             786,642
                                           -----------         -----------

Income from operations                         339,018             563,140

  Interest and other income                    167,822             139,903
                                           -----------         -----------
Income before provision for income
  taxes                                        506,840             703,043
Provision for income taxes                    (176,000)           (261,000)

Net income                                 $   330,840         $   442,043
                                           ===========         ===========
Income per common and common
  equivalent share                         $       .14         $       .19
                                           ===========         ===========

Weighted average shares outstanding          1,995,352           1,923,241
                                           ===========         ===========
Weighted average shares equivalents          2,345,180           2,347,865
                                           ===========         ===========



       The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                   NOVEMBER 1, 1996 THROUGH January 31, 1997
                                  (Unaudited)




                           Common Stock                     Treasury Stock
                     ---------------------------       -------------------------
                       Number of
                     Shares Issued                                                        Paid-in          Retained
                     & Outstanding     Par Value        Shares          Amount            Capital          Earnings
                     -------------     ---------       --------        ---------        ----------        ---------
Balance -
 October 31, 1996       2,182,653       $218,265       (189,747)       $(259,740)       $4,736,413        $2,375,895

  Stock options
    exercised               5,000            500                                             6,063

  Tax benefit of
    stock options                                                                           11,475

  Net Income                                                                                                 330,840
                        ---------       --------       --------        ---------        ----------        ----------
Balance -
 January 31, 1997       2,187,653       $218,765       (189,747)       $(259,740)       $4,753,951        $2,706,735
                        =========       ========       ========        =========        ==========        ==========








        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                      For The Three Months Ending
                                                     -----------------------------
                                                     Jan. 31, 1997   Jan. 31, 1996
                                                     -------------   -------------
Cash flows from operating activities:
  Net income                                           $   330,840    $   442,043
                                                       -----------    -----------
  Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                            43,245         32,815
    Amortization of capitalized software
      production costs                                      14,652         13,728
   (Gain) loss on sale of assets                                --          5,064
   Provision for doubtful accounts receivable                9,000         15,000
  Change in assets and liabilities:
    (Increase) decrease in net investment in
      sales-type leases                                    273,548       (662,741)
    (Increase) in other receivables                       (165,654)       (91,666)
    (Increase) decrease in inventories                    (183,352)       230,710
     Decrease in prepaid income taxes                      173,785             --
    (Increase) decrease in deferred tax asset              (28,276)        58,786
    (Increase) in prepaid expenses and
      other assets                                         (62,583)       (97,898)
     Increase (decrease) in accounts payable                78,288        (60,282)
     Increase  in unearned revenue                         303,286        233,992
     Increase in accrued income taxes                       52,920             --
    (Decrease) in accrued liabilities                     (417,321)      (503,569)
     Increase (decrease) in deferred tax liabilities       (63,238)       112,578
                                                       -----------    -----------
Total adjustments                                           28,300       (713,483)
                                                       -----------    -----------
         Net cash provided by (used in)
         operating activities                              359,140       (271,440)
                                                       -----------    -----------
Cash flows from investing activities:
    Additions to capitalized software                      (84,662)       (44,276)
    Additions to property, plant & equipment               (48,660)       (43,890)
                                                       -----------    -----------
      Net cash used in
         investing activities                             (133,322)       (88,166)
                                                       -----------    -----------
Cash flows from financing activities:
  Exercise of stock options                                  6,563        166,500
                                                       -----------    -----------
        Net cash provided by financing activities            6,563        166,500
                                                       -----------    -----------
        Net increase (decrease) in cash and
          cash equivalents                                 232,381       (193,106)

Cash and cash equivalents, beginning of period           3,549,101      2,788,709
Cash and cash equivalents, end of period               $ 3,781,482    $ 2,595,603
                                                       ===========    ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for interest             $       282    $        --
  Cash paid during the period for income taxes         $   108,462    $   296,286




        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1997
                                  (Unaudited)



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



(2)      REVOLVING CREDIT AGREEMENT

         The company maintains a $1,000,000 revolving line of credit with its bank. To date, no advances have been made under this agreement.



(3)      INVENTORIES

         The following are the components of inventories:

                                            January 31,             October 31,
                                               1997                    1996
                                            ----------              ----------
                                            (Unaudited)
         Raw materials                      $  706,673              $  577,054
         Finished goods and spare parts        677,423                 623,690
                                            ----------              ----------
                                             1,384,096               1,200,744
         Less reserve for excess
          and obsolete inventory              (159,248)               (159,248)
                                            ----------              ----------
                                            $1,224,848              $1,041,496
                                            ==========              ==========

(4)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                         January 31,     October 31,
                                             1997           1996
                                         -----------    -----------
                                          (Unaudited)
         Computer field equipment        $   829,254    $   797,825
         Office furniture                    114,096        112,976
         Other                               158,114        147,001
                                         -----------    -----------
                                           1,101,464      1,057,802

         Less accumulated depreciation      (701,143)      (662,896)
                                         -----------    -----------
                                         $   400,321    $   394,906
                                         ===========    ===========

(5)      UNEARNED INCOME

         Unearned income consists of the following:

                                                January 31,  October 31,
                                                   1997         1996
                                                ----------   ----------
                                                (Unaudited)
         Service contracts                      $1,518,661   $1,570,872
         Warranty service                          384,482      379,753
         Systems shipped, but not installed        164,864       63,829
         Customer deposits                         608,036      209,357
         Other deferred revenues                    47,637       50,483
                                                ----------   ----------

         Total current deferred revenue          2,723,680    2,274,294

         Noncurrent unearned service revenues    1,242,898    1,388,998
                                                ----------   ----------
                                                $3,966,578   $3,663,292

(6)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                January 31,  October 31,
                                                   1997        1996
                                                ---------    ---------
                                                (Unaudited)
         Deferred tax assets:
           Prepaid service contracts            $  36,774    $  51,083
           Nondeductible reserves                 217,597      198,822
           Book depreciation in excess of tax      15,902       15,902
           Other                                   85,026       50,675
                                                ---------    ---------
         Total deferred tax asset                 355,299      316,482
                                                ---------    ---------

         Deferred tax liabilities:
           Unamortized capitalized software
             development costs                   (134,581)    (110,778)
           Tax income to be recognized on
             sales-type lease contracts          (562,331)    (638,831)
           Other                                  (65,960)     (65,960)
                                                ---------    ---------
         Total deferred tax liability            (762,872)    (815,569)
                                                ---------    ---------
         Net deferred tax liability             $(407,573)   $(499,087)
                                                =========    =========

(7)      INTEREST AND OTHER INCOME

         Interest and other income for the three months ending January 31, 1997, consists primarily of interest income earned from sales-type leases and cash investments.



(8)      FOOTNOTES INCORPORATED BY REFERENCE

         Certain footnotes are applicable to the consolidated financial statements, but would be substantially unchanged from those presented in the Company's Annual Report on Form 10-KSB, Commission File No. 0-16231, filed with the Securities and Exchange Commission on January 29, 1997. Accordingly, reference should be made to those statements for the following:

         Note                       Description
         ----                       -----------
           1        Business and summary of significant accounting policies

           3        Cash and cash equivalents

           4        Income taxes

           6        Accrued liabilities

           8        Stock options

           9        Commitments

          10        Major customers and concentrations of credit risk

          11        Employment agreements

          12        Contingency

          13        Earnings per share

          15        Retirement plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the first quarter of fiscal 1997, ending January 31, 1997, XETA Corporation (the "Company"), reported net income of $331,000 or $.14 per share compared to $442,000 or $.19 for the first quarter of fiscal 1996. This decrease is primarily the result of lower systems sales, including both call accounting and PBX related products. These decreases are more fully explained in the analysis below.

The discussion that follows provides analysis of the major factors and trends which management believes had the most significant impact on the financial condition of the Company as of January 31, 1997, and the results of its operations for the quarter ending January 31, 1997 as compared to the quarter ending January 31, 1996. Also included in this discussion are the major factors, trends and risks which management believes will affect the outlook for the Company. This analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this report.


FINANCIAL CONDITION

During the quarter ending January 31, 1997, the Company's cash balances increased $232,000. This increase included increases in cash from operations of $359,000 and from exercises of stock options of $6,000. These increases were partially offset by investments in capitalized software and equipment totaling $133,000.

Management considers the Company's financial condition to be strong with cash balances representing approximately 30% of total assets, working capital of $5.8 million and a current ratio of 2.7. Management believes that its present working capital and future operating cash flows will be sufficient to meet anticipated operating needs and planned capital expenditures. These needs include continued investment in research and development activities and expansion of the Company's service and sales staffs as the customer base expands and as opportunities present themselves.

Beyond management's plans to utilize its healthy financial condition to expand its current operations, other alternatives are continually evaluated to effectively utilize the Company's cash balances and to enhance shareholder value. These opportunities include expansion of the Company's Xetaplan program and a stock repurchase program, both of which have been done in the last three years and could be utilized in the future. In addition, management has evaluated potential synergistic acquisitions and continues to do so.


RESULTS OF OPERATIONS

Net sales and service revenues decreased $681,000 or 19% during the first quarter of fiscal 1997 compared to the first quarter of fiscal 1996. By product line, this decrease consisted of decreases in call accounting systems sales of $223,000 or 33% and in PBX systems sales of

$733,000 or 54%. These decreases were offset by an increase in installation and service revenues of $275,000 or 18%

The decrease in call accounting systems sales was expected as sales of these systems has declined to historical levels from the inflated levels experienced during the first quarter of fiscal 1996 related to the mandated changes in the North American Numbering Plan ("NANP"). The Company will have one more quarter in which to compare to these inflated call accounting sales. Revenues from sales of new PBX systems during the first quarter of fiscal 1997 were lower than in the first quarter of fiscal 1996 and lower than management's expectations. Management believes this decline is primarily the result of the timing of customer decisions and not a deficiency in the Company's PBX product offering. As evidence of this belief, orders received during the first quarter of fiscal 1997 surged to more than $2 million. This backlog, which is approximately 5 times the normal level, represents systems which are scheduled to be installed and recorded as revenues during the Company's second and third fiscal quarters.

The increase in installation and service revenues is due primarily to the continued expansion of the Company's PBX customer base. Recurring PBX contract revenue increased by more than 50% during the first quarter when compared to the first quarter of the prior year. These revenues are earned from customers with existing Hitachi PBX systems who contract with the Company for monthly service and from customers who purchased new Hitachi systems directly from the Company and whose systems are currently under warranty. Revenues earned from call accounting installation and service activities also increased during the quarter, although at a much more modest rate of 3%. These revenues, which are also primarily recurring in nature, reflect the fact that although the call accounting product line has matured, the Company is very successful at maintaining its customer base by providing a high level of quality service to its customers.

Gross margins earned on net sales and service revenues was 38% for the first quarter of both fiscal 1997 and fiscal 1996. Gross margins earned on systems sales, which differ significantly by product line between higher margin call accounting sales and lower margin PBX sales, were relatively unchanged at 40%. If, as expected, a greater percentage of the Company's systems sales come from sales of PBX systems, gross margins earned on systems sales will decline slightly from their current levels. The gross margin of 37% earned on installation and service revenues is within management's target for these revenues and is relatively unchanged from the previous year.

Operating expenses decreased $15,000 or 2% during the first quarter of fiscal 1997 compared to fiscal 1996. This slight decrease included increases in sales and marketing costs related to an increase in personnel and office costs and increases in general and administrative expenses, primarily legal fees associated with pending litigation. These increases were offset by a decrease in expenses directly related to sales and profitability, such as commissions and executive bonuses.

Interest and other income increased $28,000 or 20%. This increase resulted from increases in interest income earned from Xetaplan sales-type leases. Since many of the call accounting systems installed during the surge in orders from the mandated changes in the NANP were installed under the Company's Xetaplan sales-type lease program, the interest income from these contracts has grown steadily for several quarters.

The Company has recorded a provision for federal and state income taxes of $176,000 representing an effective tax rate of 35% compared to 37% for the first quarter fiscal 1995. The lower tax rate reflects a reduction in the estimated state tax provision for fiscal 1997.


OUTLOOK AND RISK FACTORS

The statements contained in this section entitled "Outlook and Risk Factors" are based on current expectations. The statements are forward-looking and actual results may differ materially.


Despite the decline in revenues and operating results in the first quarter, management believes that the Company is well-positioned to exceed fiscal 1996's total revenues and net income. This belief is founded on the basis of the excellent order activity for new PBX systems during the first quarter and the continued growth in the Company's service base.

The Company's distributorship agreement with Hitachi Telecom (USA), Inc. ("Hitachi") is renewable on March 31, 1997. The Company considers its relationship with Hitachi to be very good and strongly believes that the agreement will be renewed on mutually beneficial terms; however, if such a renewal cannot be achieved, the Company's operating results could be lower than those expected.

The Company continues to commit the majority of its research and development resources into development of XPANDER, its first PBX related proprietary product. Management believes the market for XPANDER is continuing to grow, but that it is still too early to predict when demand will be strong enough to forecast significant revenues from sales of this product. The Company has applied for a patent on XPANDER, but it is too early in the application process to determine whether the Company will receive a patent and the protections associated therewith.

The Company is involved in two matters of pending litigation (See "Legal Proceedings" in Part II below). In both cases, management believes its legal position is strong and no loss contingencies have been recorded in the financial statements. Should the outcome of either of these matters be unfavorable however, the Company may have to record expenses which might cause operating results to be materially lower than those expected.

The Company's Form 10KSB for the year ended October 31, 1996 contains an expanded discussion of risk factors which should be read in conjunction with this report.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

         PHONOMETRICS

         Following a hearing on February 13, 1997 in the Phonometrics patent infringement litigation in Florida, on February 20, 1997 the United States District Court for the Southern District of Florida entered an order in each of the Florida cases against hotels (including those involving the Company's customers), to stay the proceedings pending the outcome of Phonometrics' appeal of its loss in the Northern Telecom case. In its order, the Court stated that it would enter final judgment in favor of all of the hotels in the event of a decision by the appeals court in favor of Northern Telecom. In positioning these cases for dismissal pending the outcome of the Northern Telecom appeal, the Court noted that Phonometrics is pursuing a theory of the scope of its patent that is "fundamentally at odds with the Federal Circuit's decision" in several other cases against telecommunications equipment manufacturers, including Northern Telecom. As of March 4, 1997, the Northern Telecom appeal had not yet been set for oral argument, but it is expected that the hearing date will be scheduled soon.

         There has been no movement in the California Phonometrics litigation, since the California litigation was stayed pending the outcome of the Florida litigation.

         ABTS

         The trial date in the action brought by Associated Business Telephone Systems, Inc. ("ABTS") against the Company has been rescheduled for August, 1997. Recently the Company filed a counterclaim against ABTS and a third-party claim against D&P Investments and Communication Equipment Brokers for breach of contract, pursuant to which the Company seeks damages in an amount in excess of $75,000. The parties are continuing with discovery. The Company intends to vigorously defend the claim brought by ABTS and pursue its counterclaim and third party claim.

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

                                           XETA CORPORATION
                                           (Registrant)


Dated:  March 14, 1997                     By:
                                              ---------------------------------
                                              Jack R. Ingram
                                              President


Dated:  March 14, 1997                     By:
                                              ---------------------------------
                                              Robert B. Wagner
                                              Vice President of Finance

                                 EXHIBIT INDEX




SEC. NO.                Description
--------                -----------
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

 (11)     Material Contracts-none

 (11)     Statement re:  computation of per share earnings - Inapplicable.

 (15)     Letter re:  unaudited interim financial information - Inapplicable.

 (18)     Letter re:  change in accounting principles - Inapplicable.

 (19)     Report furnished to security holders - None.

 (22) Published report regarding matters submitted to a vote of security holders - None.

 (23)     Consents of experts and counsel 23.1 Consent of Arthur Andersen LLP

 (24)     Power of attorney - None.

 (27)     Financial Data Schedule

 (99)     Additional exhibits - None.
