Form 10QSB
period 1997-04-30
XETA CORP
filed 1997-06-13
CIK 742550

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED APRIL 30, 1997

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

                            Yes   X         No
                               -------        --------

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             Class                          Outstanding at June 1, 1997
--------------------------------            ---------------------------
Common Stock, $.10 par value                         2,005,906




                         Page 1 of 16 consecutive pages
                       Exhibit Index appears on Page 20.

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                            Page No.
         Consolidated Balance Sheets - April 30, 1997                       3
            and October 31, 1996

         Consolidated Statements of Operations - For the                    4
            Six months ending April 30, 1997 and 1997

         Consolidated Statements of Shareholder's Equity -                  5
            November 1, 1996 through April 30, 1997

         Consolidated Statements of Cash Flows - For the                    6
            Six months ending April 30, 1997 and 1996

         Notes to Consolidated Financial Statements                         7

                                XETA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS
                                                     April 30, 1997     October 31, 1996
                                                    ----------------    ----------------
                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents                         $      3,887,510    $      3,549,101
  Current portion of net investment in
    sales-type leases                                      2,119,987           2,217,672
  Other receivables, net                                   1,966,241           1,516,479
  Inventories, net (Note 4)                                1,704,485           1,041,496
  Current deferred tax asset, net (Note 7)                    83,867              92,897
  Prepaid expenses and other assets                          246,628             156,233
  Prepaid taxes                                                 --               173,785
                                                    ----------------    ----------------
    Total current assets                                  10,008,718           8,747,663
                                                    ----------------    ----------------

Noncurrent Assets:
  Net investment in sales-type leases,
    less current portion above                             1,908,569           2,737,358
  Purchased long distance contracts (Note 2)                 960,418                --
  Property, plant, & equipment, net (Note 5)                 491,613             394,906
  Capitalized software production costs, net of
    accumulated amortization of $300,066 at April
    30, 1997 and $268,914 at Oct. 31, 1996                   446,592             325,816
  Other assets                                               126,806             158,677
                                                    ----------------    ----------------
    Total noncurrent assets                                3,933,998           3,616,757
                                                    ----------------    ----------------

    Total assets                                    $     13,942,716    $     12,364,420
                                                    ================    ================

                      LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $        865,521    $        371,473
  Unearned revenue (Note 6)                                2,776,630           2,274,294
  Accrued liabilities                                        737,792             666,838
  Accrued federal and state income taxes                     122,455                --
                                                    ----------------    ----------------
    Total current liabilities                              4,502,398           3,312,605
                                                    ----------------    ----------------

Unearned service revenue (Note 6)                            914,358           1,388,998
                                                    ----------------    ----------------

Noncurrent deferred tax liability, net (Note 7)              506,361             591,984
                                                    ----------------    ----------------

Commitments (Note 2)

Shareholders' equity:
  Common stock; $.10 par value; 10,000,000
    shares authorized, 2,192,653 and
   2,182,653 issued at April 30, 1997 and
   October 31, 1996, respectively                            219,265             218,265
  Paid-in capital                                          4,788,450           4,736,413
  Retained earnings                                        3,271,624           2,375,895
                                                    ----------------    ----------------
                                                           8,279,339           7,330,573
  Less treasury stock, at cost                              (259,740)           (259,740)
                                                    ----------------    ----------------
   Total shareholders' equity                              8,019,599           7,070,833
                                                    ----------------    ----------------
   Total liabilities & shareholders' equity         $     13,942,716    $     12,364,420
                                                    ================    ================



                    The accompanying notes are an integral
                           part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             For the Three Months          For the Six Months
                                                Ending April 30,            Ending April 30,
                                           -------------------------   -------------------------
                                              1997          1996          1997          1996
                                           -----------   -----------   -----------   -----------
Sales of systems                           $ 2,949,858     1,990,880     4,032,650     4,030,096
Installation and service revenues            2,245,930     1,703,625     4,063,867     3,246,406
                                           -----------   -----------   -----------   -----------
  Net sales and service revenues             5,195,788     3,694,505     8,096,517     7,276,502
                                           -----------   -----------   -----------   -----------

Cost of sales                                1,926,809     1,224,743     2,572,003     2,467,557
Installation and service cost                1,447,696     1,130,886     2,590,967     2,120,287
                                           -----------   -----------   -----------   -----------
  Total cost of sales and service            3,374,505     2,355,629     5,162,970     4,587,844
                                           -----------   -----------   -----------   -----------

    Gross profit                             1,821,283     1,338,876     2,933,547     2,688,658
                                           -----------   -----------   -----------   -----------

Operating expenses:
  Selling, general and administrative          997,146       755,454     1,671,524     1,444,739
  Engineering, research and development,
    and amortization of capitalized
    software production costs                  105,796        98,181       204,664       195,538
                                           -----------   -----------   -----------   -----------
         Total operating expenses            1,102,942       853,635     1,876,188     1,640,277
                                           -----------   -----------   -----------   -----------

Income from operations                         718,341       485,241     1,057,359     1,048,381

  Interest and other income                    167,548       149,958       335,370       289,861
                                           -----------   -----------   -----------   -----------

Income before provision for income
  taxes                                        885,889       635,199     1,392,729     1,338,242
Provision for income taxes                     321,000       239,000       497,000       500,000
                                           -----------   -----------   -----------   -----------


Net income                                 $   564,889   $   396,199   $   895,729   $   838,242
                                           ===========   ===========   ===========   ===========


Income per common and common
  equivalent share
    Primary and fully diluted              $       .24   $       .17   $       .38   $       .36
                                           ===========   ===========   ===========   ===========



Weighted average shares outstanding          2,002,681     1,980,638     1,998,956     1,951,624
                                           ===========   ===========   ===========   ===========
Weighted average shares equivalents          2,357,796     2,349,036     2,349,708     2,338,797
                                           ===========   ===========   ===========   ===========






                    The accompanying notes are an integral
                           part of these statements.

                                XETA CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    NOVEMBER 1, 1996 THROUGH April 30, 1997
                                  (Unaudited)




                           Common Stock                     Treasury Stock
                     ---------------------------       -------------------------
                      Number of
                     Shares Issued                                                       Paid-in           Retained
                     & Outstanding     Par Value        Shares          Amount           Capital           Earnings
                     --------------    ---------       --------        ---------        ----------        ----------
Balance -
 October 31, 1996       2,182,653       $218,265       (189,747)       $(259,740)       $4,736,413        $2,375,895

  Stock options
    exercised              10,000          1,000                                            12,125

  Tax benefit of
    stock options                                                                           39,912

  Net Income                                                                                                 895,729
                        ---------       --------       --------        ---------        ----------        ----------

Balance -
 April 30, 1997         2,192,653       $219,265       (189,747)       $(259,740)       $4,788,450        $3,271,624
                        =========       ========       ========        =========        ==========        ==========



                    The accompanying notes are an integral
                           part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                               For The Six Months Ending
                                                                          ------------------------------------
                                                                           April 30, 1997      April 30, 1996
                                                                          ----------------    ----------------
Cash flows from operating activities:
  Net income                                                              $        895,729    $        838,242
                                                                          ----------------    ----------------

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation                                                                    95,721              78,283
    Amortization of capitalized software
      production costs                                                              31,152              27,456
   (Gain) loss on sale of assets                                                      --               (14,076)
   Provision for doubtful accounts receivable                                       18,000              30,000
  Change in assets and liabilities:
    (Increase) decrease in net investment in
      sales-type leases                                                            926,474          (1,162,694)
    (Increase) in other receivables                                               (467,762)            313,855
    (Increase) decrease in inventories                                            (662,989)            124,535
     Decrease in prepaid income taxes                                              173,785                --
    (Increase) decrease in deferred tax asset                                        9,030              33,381
    (Increase) in prepaid expenses and
      other assets                                                                 (58,524)           (106,600)
     Increase (decrease) in accounts payable                                       494,048             (24,187)
     Increase in unearned revenue                                                   27,696             553,899
     Increase in accrued income taxes                                              162,367              24,209
     (Decrease) in accrued liabilities                                              70,954            (147,799)
     Increase (decrease) in deferred tax liabilities                               (85,623)             61,821
                                                                          ----------------    ----------------
Total adjustments                                                                  734,329            (207,917)
                                                                          ----------------    ----------------
         Net cash provided by (used in)
         operating activities                                                    1,630,058             630,325
                                                                          ----------------    ----------------

Cash flows from investing activities:
    Purchases of long distance contracts                                          (960,418)               --
    Additions to capitalized software                                             (151,928)            (90,681)
    Additions to property, plant & equipment                                      (192,428)           (118,088)
    Proceeds from sale of assets                                                      --                28,948
                                                                          ----------------    ----------------
        Net cash used in
         investing activities                                                   (1,304,774)           (179,821)
                                                                          ----------------    ----------------

Cash flows from financing activities:
  Exercise of stock options                                                         13,125             167,541
                                                                          ----------------    ----------------
        Net cash provided by financing activities                                   13,125             167,541
                                                                          ----------------    ----------------
        Net increase (decrease) in cash and
          cash equivalents                                                         338,409             618,045

Cash and cash equivalents, beginning of period                                   3,549,101           2,788,709
                                                                          ----------------    ----------------
Cash and cash equivalents, end of period                                  $      3,887,510    $      3,406,754
                                                                          ================    ================

Supplemental disclosure of cash flow information:
  Cash paid during the period for interest                                $            471    $            739
  Cash paid during the period for income taxes                            $        455,454    $         55,000


                    The accompanying notes are an integral
                           part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1997
                                  (Unaudited)



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


(2)      OPERATOR SERVICES BUSINESS AND PURCHASED LONG DISTANCE CONTRACTS

         Effective April 1, 1997, the Company became a sub-agent of MCI to market, on a non-exclusive basis, a wide variety of long distance services to commercial customers, including the hospitality industry. Simultaneously, the Company entered into a marketing alliance with Americom Communications Services, Inc. ("ACSI") to jointly market these MCI services to the hotel industry. The two companies will share equally in the "Net Commissions" earned from those services. "Net Commissions" are defined as those revenues earned from the long distance contracts after deductions for commissions paid to the customer hotels and payments to XETA for equipment and service fees relating to any equipment provided by XETA.

         Also effective April 1, 1997, the Company purchased ACSI's interest in existing long distance contracts at 71 hotels for $1,108,000. The purchase price included a payment for the contracts of $960,000, which has been capitalized, and reimbursement of certain equipment fees on installed equipment. The capitalized costs will be amortized ratably over the three year life of the long distance contract at each hotel. A majority of these 71 hotels receive long distance services jointly from MCI and another carrier. The remaining hotels are served exclusively by MCI. The purchase agreement includes ACSI's interest in commissions earned from both carriers. Under the terms of the purchase agreement, the Net Commissions earned each month from these 71 properties are divided as follows: the first $40,000 are paid to XETA, the next $45,000 are paid to ACSI and any remaining Net Commissions are shared equally. After April 1, 2000, all Net Commissions are shared equally.

         Previous to the purchase agreement, ACSI had obtained loans from one of the carriers secured by future commissions to be earned under various long distance contracts, including those contracts purchased by the Company. To effect the transfer of ACCI's interest in the 71 hotel contracts, which were collateralized by the loans, the Company guaranteed ACSI's indebtedness. The amount of the guarantee at April 30, 1997 was $567,194. The Company believes that ACSI's earnings from its share of Net Commissions as well as other revenue sources pledged by ACSI will be sufficient to retire the indebtedness in accordance with the terms of the loans, therefore no liability has been recorded related to the guarantee.


(3)      REVOLVING CREDIT AGREEMENT

         The company maintains a $1,000,000 revolving line of credit with its bank. There are no outstanding advances under the credit agreement.


(4)      INVENTORIES

         The following are the components of inventories:

                                                 April 30,     October 31,
                                                   1997           1996
                                                -----------    -----------
                                                (Unaudited)
         Raw materials                          $   737,381    $   577,054
         Finished goods and spare parts           1,126,352        623,690
                                                -----------    -----------
                                                  1,863,733      1,200,744

         Less reserve for excess and
          obsolete inventory                       (159,248)      (159,248)
                                                -----------    -----------

                                                $ 1,704,485    $ 1,041,496
                                                ===========    ===========


(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                 April 30,      October 31,
                                                   1997           1996
                                                -----------    -----------
                                                (Unaudited)
         Computer field equipment               $   960,299    $   797,825
         Office furniture                           116,564        112,976
         Other                                      161,964        147,001
                                                -----------    -----------

                                                  1,238,827      1,057,802

         Less accumulated depreciation             (747,214)      (662,896)
                                                -----------    -----------

                                                $   491,613    $   394,906
                                                ===========    ===========

(6)      UNEARNED INCOME

         Unearned income consists of the following:

                                                    April 30,    October 31,
                                                      1997          1996
                                                   -----------   -----------
                                                   (Unaudited)
         Service contracts                         $ 1,491,972   $ 1,570,872
         Warranty service                              501,072       379,753
         Systems shipped, but not installed            278,207        63,829
         Customer deposits                             460,960       209,357
         Other deferred revenue                         44,419        50,483
                                                   -----------   -----------
            Total current deferred revenue           2,776,630     2,274,294

            Noncurrent unearned service revenues       914,359     1,388,998
                                                   -----------   -----------
                                                   $ 3,690,989   $ 3,663,292
                                                   ===========   ===========


(7)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                       April 30,     October 31,
                                                         1997           1996
                                                     -----------    -----------
                                                     (Unaudited)
Deferred tax assets:
         Prepaid service contracts                   $    32,748    $    51,083
         Nondeductible reserves                          213,430        198,822
         Book depreciation in excess of tax                8,991         15,902
         Other                                            34,716         50,675
                                                     -----------    -----------
            Total deferred tax asset                     289,885        316,482
                                                     -----------    -----------

Deferred tax liabilities:
         Unamortized capitalized software
           development costs                            (151,842)      (110,778)
         Tax income to be recognized on sales-type
           lease contracts                              (494,577)      (638,831)
         Other                                           (65,960)       (65,960)
                                                     -----------    -----------
            Total deferred tax liability                (712,379)      (815,569)
                                                     -----------    -----------
Net deferred tax liability                           $  (422,494)   $  (499,087)
                                                     ===========    ===========

(8)      INTEREST AND OTHER INCOME

         Interest and other income recorded in the accompanying financial statements, consists primarily of interest income earned from sales-type leases and cash investments.

(9)      FOOTNOTES INCORPORATED BY REFERENCE

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

          12          Contingency

          13          Earnings per share

          15          Retirement plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the second quarter of fiscal 1997, XETA Corporation (the "Company"), earned net income of $565,000 on net sales of $5,196,000, both record quarterly results. For the six months ending April 30, 1997, the Company earned net income of $896,000 on net sales of $8,097,000. Additional analysis of these results is presented under "Results of Operations" below.

During the second quarter, the Company became a sub-agent of MCI to market, on a non-exclusive basis, a wide variety of long distance services to commercial customers, including the hotel industry. These services include direct dial, operator assisted and calling card long distance calls which are marketed under a variety of MCI tradenames. As an MCI sub-agent, the Company will earn commissions on MCI calls made from customer locations. The Company believes that it will enjoy a competitive advantage in the hotel industry by offering a unique package of industry-leading equipment and services. In addition to long distance service from MCI, one of the three major long distance carriers, this package will include XETA call accounting equipment and services at no additional operating expense or capital commitment to the hotel. The primary target for this service will be medium to large hotel management groups which control the long distance contracts for multiple properties.

Concurrent with becoming an MCI sub-agent, the Company entered into a marketing alliance with Americom Communications Services, Inc. ("ACSI") in which ACSI will market MCI services exclusively for XETA. ACSI has been a sales agent of the Company since 1989 representing call accounting products to some of the Company's major customers. ACSI is owned and controlled by Bob Jones, a former executive officer and founder of XETA. Under the terms of the marketing alliance with ACSI, the two companies will share equally in the "Net Commissions" earned from customers contracting for its long distance package. Net Commissions are defined as commissions earned from MCI less deductions for commissions paid to customer hotels and fees paid to the Company for equipment and services provided by XETA to the hotel.

In conjunction with the sub-agency and marketing alliance agreements, the Company purchased ACSI's interest in existing long distance contracts at 71 hotels for $1,108,000. The purchase price included payment for the contracts of $960,000. The remainder of the purchase price represents reimbursement of certain fees for equipment installed at the hotels. The majority of these 71 hotels receive long distance services jointly from MCI and another carrier. The remaining hotels are served exclusively by MCI. The purchase agreement includes ACSI's interest in revenues from both carriers. Under the terms of the purchase agreement, the Net Commissions earned each month from these properties will be divided as follows: the first $40,000 is paid to the Company, the next $45,000 is paid to ACSI and the remainder is shared equally. After April 1, 2000, all Net Commissions are shared equally.

The effective date of the sub-agency, marketing alliance and purchase agreements was April 1, 1997. However, because of the normal delay in reporting of commissions earned from the long distance carriers, there were no revenues or expenses recorded for these activities during the second quarter of fiscal 1997. Management expects the revenues earned from the purchased contracts to begin making contributions to earnings during the third quarter. For a further discussion of the risk factors associated with this new service offering and the purchase of the long distance contracts, please see the "Outlook and Risk Factors" section below.

The discussion which follows provides analysis of the major factors and trends which management believes had the most significant impact on the financial condition of the Company as of April 30, 1997 and the results of its operations for the quarter and six months ending April 30, 1997 as compared to those same periods one year ago. Also included in this discussion are the major factors, trends and risks which management believes will affect the outlook for the Company. This analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this report.

FINANCIAL CONDITION

For the six months ending April 30, 1997, the Company's cash balances have increased $338,000. This increase consists of cash generated from operations of $1,630,000 and cash from exercises of stock options of $13,000. The largest single use of cash was the purchase of long distance contracts with 71 hotels for $1.1 million, requiring $960,000 in cash. Other uses of cash were investments in equipment of $192,000 and investments in capitalized software production costs of $152,000. The equipment investment is primarily to support the placement of call accounting systems in the field to support PBX service locations and long distance service contracts. Under both of these service offerings, customers generally receive a call accounting system for their use during the duration of the contract. The investment in capitalized software production costs relates to continued development of the Company's XPANDER system which is more fully described below.

Management considers the Company's financial condition to be strong despite the use of nearly $1 million to purchase long distance contracts under its new MCI long distances services business. Cash balances still represent approximately 28% of total assets, working capital exceeds $5.5 million, and the current ratio is 2.2. Management believes that present working capital and future operating cash flows will be sufficient to meet anticipated operating needs and planned capital expenditures. These planned operating and capital needs include continued expansion of the Company's service staff to maintain the Company's commitment to high quality service over the rapidly increasing customer base and placement of additional call accounting systems under PBX and long distance service contracts.

Beyond these anticipated needs to support the expansion of current operations, management continually evaluates other alternatives to effectively utilize cash balances and other available assets. The purchase of long distance contracts from ACSI was the result of those evaluations. Other possibilities include the purchase of additional long distance contracts, synergistic acquisitions, further expansion of the Company's XETAPLAN program and renewal of the Company's stock repurchase program. Some of these alternatives have been utilized effectively in the past three years to expand the Company's business and enhance shareholder value. To assist the Company in these evaluations, management has engaged a member of the board of directors to locate and evaluate potential opportunities which would make effective use of the Company's strong financial condition to enhance long term shareholder value.

RESULTS OF OPERATIONS

Net sales and service revenues increased $1,501,000 or 41% in the second quarter of fiscal 1997 compared to the second quarter of fiscal 1996. This increase included a 48% increase in systems sales and 32% increase in installation and service revenues. For the first six months of fiscal 1997, net sales and service revenues increased $820,000 or 11% compared to the first six months of fiscal 1996. This smaller increase consisted of an unchanged level of systems sales together with a 25% increase in installation and service revenues.

The increase in systems sales during the second quarter is due to an increase in sales of PBX systems. Although sales of new PBX's were down significantly in the first quarter, the amount of orders received for future installations surged during that quarter. This surge of new orders resulted in record second quarter PBX sales of $2.7 million, an increase of 110% over the second quarter of fiscal 1996, and brought the year to date sales of PBX systems to $3.3 million, a 26% increase over the first six months of fiscal 1996. Offsetting these increases has been the decline in sales of call accounting systems from the inflated levels experienced during the first and second quarters of fiscal 1996. Those inflated call accounting sales were related to the mandated changes in the North American Numbering Plan ("NANP") which required most of the Company's customers to purchase new systems or upgrade their existing systems. The second quarter is the final quarter in which call accounting sales will have to compare against NANP inflated levels. The Company continues to enjoy healthy call accounting sales, albeit at more historical levels.

The increases in installation and service revenues are due primarily to increases in installations of new PBX systems and in expansion of the base of customers under PBX service contracts. Revenues from PBX service related activities now represent more than 50% of total installation and service revenues, and like most of the Company's service revenues, are recurring in nature. Revenues earned from installation and service activities related to call accounting products declined 5% during the second quarter of fiscal 1997 and declined 1% for the first six months of the year compared to the prior year. This decline was expected given the decline in installations of new call accounting systems during fiscal 1997 to date versus fiscal 1996.

Gross margins earned on net sales and service revenues were 35% in the second quarter of fiscal 1997 compared to 36% for the same period in the prior year and were 36% for the first six months of fiscal 1997 compared to 37% for the first six months of fiscal 1996. Gross margins earned on systems sales, which vary greatly by product line, were 35% in the second quarter of fiscal 1997 compared to 38% in the second quarter of fiscal 1996, reflecting a greater percentage of lower margin PBX sales during the quarter as compared to last year. Gross margins earned on systems sales during the first six months of fiscal 1997 were 36% compared to 39% for the previous year also reflecting a higher percentage of PBX's sold compared to call accounting systems. Gross margins earned on installation and service revenues were 36% in both the second quarter and first half of fiscal 1997 which represents a slight improvement over the previous year.

Operating expenses increased 29% in the second quarter of fiscal 1997 compared to last year and increased 14% for the first six months of fiscal 1997 compared to last year. These increases relate primarily to increased legal costs associated with pending litigation and increases in commissions and executive bonuses which are directly related to the increases in sales and profitability.

Interest and other income increased $18,000 or 12% during the second quarter of fiscal 1997 and increased $46,000 or 16% during the first half of fiscal 1997, compared to the same periods a year ago. This increase resulted primarily from increases in cash balances on hand. The majority of the Company's interest income is derived from its sales-type lease program, marketed under the name, XETAPLAN. Many of the NANP related call accounting sales made during fiscal years 1994, 1995 and 1996 were made under the XETAPLAN program, and as a result, the Company's interest income from those sales-type leases grew steadily during that period. As those contracts mature, less of each customer's monthly payment represents payment of interest, therefore interest income from this source will begin to decline.

The Company has recorded a provision for federal and state income taxes of $321,000 in the second quarter of fiscal 1997 and $497,000 for the first six months of fiscal 1997, representing an effective tax rate of 36% for both periods. This compares to an effective tax rate of 37% for those same periods in 1996. The slightly lower tax rate reflects a reduction in the estimated state tax provision for fiscal 1997.

OUTLOOK AND RISK FACTORS

The statements contained in this section entitled "Outlook and Risk Factors" are based on current expectations. The statements are forward-looking and actual results may differ materially.

Management believes that as a result of favorable second quarter results and sales orders received for installations during the last half of the fiscal year, the Company is well-positioned to exceed last year's sales and net income levels. This belief is founded on the favorable results in the second quarter as well as the order activity for third and fourth quarter installations. Additionally, since the Company earns recurring service revenues from nearly all installed systems, the increased sales of new PBX systems in the second quarter will provide immediate increases in service revenues for the remainder of the year.

As discussed above, during the second quarter, the Company became a sub-agent of MCI to provide long distance services to commercial customers, primarily hotels. Also, the Company paid nearly $1 million to ACSI for existing long distance contracts which include services provided by MCI and another carrier, U.S. Long Distance Corp. ("USLD"). Prior to entering into these agreements, the Company reviewed the available past history of revenues from these contracts and believes that it will earn an acceptable rate of return on this investment and that this new service line will be accretive to earnings immediately. However, because the majority of the contracts were with customers only recently secured under MCI contracts by ACSI, there were no historical revenues available for review on the majority of sites. To provide additional security for its investment in these contracts, the Company will receive the first $40,000 of Net Commissions earned each month prior to ACSI receiving any revenue from these sites.

Prior to the Company's acquisition of the revenues earned from the 71 purchased long distance contracts, these revenues were pledged as collateral by ACSI to secure loans from USLD to Americom. These loans were secured by commissions earned and to be earned from these contracts as well as other contracts not part of the Purchase Agreement between ACSI and the Company. In order to obtain these revenues free and clear of USLD's security interest, the Company guaranteed approximately $567,000 in ACSI's indebtedness to USLD in exchange for a release of USLD's security interest against ACSI's USLD commissions. The Company has, in turn, taken a security interest in all of ACSI's revenues from USLD as well as all commissions due ACSI under the marketing alliance and from other sales of Company products, to secure any amount which may become due from ACSI to the Company under the Purchase Agreement. While no assurance can be given, management believes that future commissions from the carrier will be sufficient to liquidate ACSI's indebtedness to USLD according to its payment terms At June 1, 1997, the Company had not recorded any portion of this guarantee as a liability in its financial statements.

The Company's annual distributorship agreement with Hitachi Telecom (USA), Inc. ("Hitachi") expired on March 31, 1997. The Company is currently reviewing the renewal contract proposed by Hitachi. The Company considers its relationship with Hitachi to be very good and strongly believes that the agreement will be renewed on mutually beneficial terms. In the interim, both parties are continuing to operate under the same procedures and terms of the existing agreement. If for some reason, however, a renewal cannot be achieved, the Company's operating results could be lower than those expected.

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

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings

         ABTS

         In June 1995, Associated Business Telephone Systems, ("ABTS") initiated an action against the Company which is currently pending in the United States District Court for the Northern District of Oklahoma. ABTS claims' are based upon allegations of breach of warranty, breach of contract, and tortious interference with ABTS' relationship with certain of its customers, arising in connection with
         (i) a Distributor's Agreement entered into between the Company and D & P Investments in 1986, pursuant to which the Company sold to D & P Investments certain call accounting systems, and (ii) a Maintenance Agreement between the Company and ABTS pursuant to which the company furnished maintenance services for such systems. D & P Investments has allegedly assigned its claim for breach of the Distributor's Agreement to ABTS. The Company has filed a counterclaim against ABTS and a third-party claim against D & P Investments and Communication Equipment Brokers based upon breach of contract. Both ABTS and the Company seek money damages. During this past fiscal quarter, the trial date in this action was rescheduled for December, 1997. The discovery phase of this litigation is scheduled to terminate in September, 1997.

         PHONOMETRICS

         Phonometrics Inc., a Florida based corporation, has filed numerous lawsuits against telecommunications equipment manufacturers and hotels who use such equipment (e.g., PBX, call accounting and answer confirmation systems), in various federal courts throughout the country, most notably the Southern District of Florida (the "Florida litigation") and the Northern District of California (the California litigation"), alleging infringement of a patent held by Phonometrics. While the Company has not been named as a defendant in any of these cases, several of its customers are named defendants in the Florida and California litigation and have notified the Company that they seek indemnification under the terms of their contracts with the Company. The cases brought against these customers were filed between June, 1994 and April, 1996. Because there are other equipment vendors implicated along with the Company in the cases filed against its customers, the Company has not assumed the outright defense of its customers in any of these actions.

         In each of these lawsuits, the plaintiff is seeking damages of an unspecified amount, based upon a reasonable royalty of the hotels' profits derived from use of the allegedly infringing equipment during a period commencing six years prior to the filing of each lawsuit and ending October 30,1990.

         The Florida litigation has been stayed (i.e., suspended) pending the outcome of an appeal by Phonometrics of the lower court's decision against Phonometrics in its case against Northern Telecom. Because the issues in the Florida litigation are substantively similar to those presented in the Northern Telecom case, the court in the Florida litigation has stated that it will enter final judgment in favor of all of the hotels sued by Phonometrics in the event of a decision by the appeals court in favor of Northern Telecom. At present, a hearing date for oral arguments in the Northern Telecom appeal has not yet been scheduled.

         The California litigation has been stayed pending the outcome of the Florida litigation.

Items 2 and 3 of Part II have been omitted because they are inapplicable or the response thereto is negative.

Item 4.

         At the regularly scheduled annual shareholders' meeting held on March 20, 1997, management's nominees for election to the Board of Directors were elected to office without contest by votes cast as follows:

                        Name of Director          For          Against
                        ----------------          ---          -------
                        Ron Barber             1,759,758         8,920

                        Donald Duke            1,759,458         8,720

                        Robert Hisrich         1,750,758        17,820

                        Jack Ingram            1,759,758         9,020

                        Ron Siegenthaler       1,759,308         9,770

                        Robert Wagner          1,759,458         9,220

         Shareholders' at the annual meeting also voted upon a proposal to grant the Board of Directors discretion to declare a stock split on a basis of 5-to-4, 4-to-3, 3-to-2, or 2-to-1, if at all, and to amend the Company's Certificate of Incorporation to effect a corresponding reduction in the par value of the stock, if the Board deems it to be appropriate and in the best interests of the Company to do so at any time prior to the next annual meeting of shareholders. The proposal was passed by an affirmative vote of 1,531,701 shares (76.66%) of outstanding voting stock in favor, 42,064 shares (2.11%) against, and 129,788 shares (6.50%) shares abstaining.

Item 5 of Part II has been omitted because it is inapplicable or the response thereto is negative.



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

                                          XETA CORPORATION
                                          (Registrant)


Dated:  June 11, 1997                     By:  /s/ JACK R. INGRAM
                                             ---------------------------------
                                               Jack R. Ingram
                                               President


Dated:  June 11, 1997                     By:  /s/ ROBERT B. WAGNER
                                             ---------------------------------
                                               Robert B. Wagner
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

 (10)             Material Contracts

                   10.1    Authorized Sales Subagent Agreement dated April 1,
                           1997 between L.D. Communications, Inc. and XETA
                           Corporation
                   10.2    L.D. Communications Operator Services Plan dated
                           April 1, 1997 between L.D. Communications, Inc. and
                           XETA Corporation
                   10.3    Marketing Alliance dated April 1, 1997 between
                           Americom Communications Services, Inc. and XETA
                           Corporation
                   10.4    Purchase Agreement dated April 1, 1997 between
                           Americom Communications Services, Inc. and XETA
                           Corporation
                   10.5    Release and Consent to Assignment dated April 18,
                           1997 by U.S. Long Distance, Inc. for the benefit of XETA Corporation
                   10.6    Guaranty Agreement dated April, 1997 by XETA
                           Corporation for the benefit of U.S. Long Distance, Inc.

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