Form 10QSB
period 1997-07-31
XETA CORP
filed 1997-09-12
CIK 742550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB


[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR QUARTER ENDED JULY 31, 1997

                                       or

[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission File Number 0-16231


                                XETA Corporation
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Oklahoma                                    73-1130045
-------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

4500 S. Garnett, Suite 1000, Tulsa, Oklahoma                74146
-------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                                  918-664-8200
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  [X]         No    [ ]

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at September 1, 1997
--------------------------------        --------------------------------
Common Stock, $.10 par value                        2,014,572



                         Page 1 of 20 consecutive pages
                       Exhibit Index appears on Page 19.

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                         Page No.
                                                                      --------

         Consolidated Balance Sheets - July 31, 1997                      3
             and October 31, 1996

         Consolidated Statements of Operations - For the                  4
             Nine months ending July 31, 1997 and 1997

         Consolidated Statements of Shareholders Equity -                 5
             November 1, 1996 through July 31, 1997

         Consolidated Statements of Cash Flows - For the                  6
             Nine months ending July 31, 1997 and 1996

         Notes to Consolidated Financial Statements                       7

                                XETA CORPORATION
                          CONSOLIDATED BALANCE SHEETS


                                                        July 31,1997    October 31,1996
                                                        ------------    ---------------
                                                        (Unaudited)
                                     ASSETS

Current Assets:
  Cash and cash equivalents                             $  4,781,063    $  3,549,101
  Current portion of net investment in
    sales-type leases                                      2,105,328       2,217,672
  Other receivables, net                                   1,894,822       1,516,479
  Inventories, net (Note 4)                                1,519,216       1,041,496
  Current deferred tax asset, net (Note 7)                    88,356          92,897
  Prepaid expenses and other assets                          203,385         156,233
  Prepaid taxes                                                   --         173,785
                                                        ------------    ------------
    Total current assets                                  10,592,170       8,747,663
                                                        ------------    ------------

Noncurrent Assets:
  Net investment in sales-type leases,
    less current portion above                             1,552,401       2,737,358
  Purchased long distance contracts, net (Note 2)            990,174              --
  Property, plant & equipment, net (Note 5)                  545,369         394,906
  Capitalized software production costs, net of
    accumulated amortization of $316,566 at July
    31, 1997 and $268,914 at Oct. 31, 1996                   497,011         325,816
  Other assets                                               103,103         158,677
                                                        ------------    ------------
    Total noncurrent assets                                3,688,058       3,616,757
                                                        ------------    ------------
    Total assets                                        $ 14,280,228    $ 12,364,420
                                                        ============    ============

                      LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $    686,833    $    371,473
  Unearned revenue (Note 6)                                2,762,347       2,274,294
  Accrued liabilities                                        766,067         666,838
  Accrued federal and state income taxes                     206,464              --
                                                        ------------    ------------
    Total current liabilities                              4,421,711       3,312,605
                                                        ------------    ------------
Unearned service revenue (Note 6)                            706,990       1,388,998
                                                        ------------    ------------
Noncurrent deferred tax liability, net (Note 7)              496,270         591,984
                                                        ------------    ------------

Commitments (Note 2)

Shareholders' equity:
  Common stock; $.10 par value; 10,000,000
   shares authorized, 2,204,319 and 2,182,653
   issued at July 31, 1997 and October
   31, 1996, respectively                                    220,432         218,265
  Paid-in capital                                          4,831,465       4,736,413
  Retained earnings                                        3,863,100       2,375,895
                                                        ------------    ------------
                                                           8,914,997       7,330,573
  Less treasury stock, at cost                              (259,740)       (259,740)
                                                        ------------    ------------
   Total shareholders' equity                              8,655,257       7,070,833
                                                        ------------    ------------
   Total liabilities & shareholders' equity             $ 14,280,228    $ 12,364,420
                                                        ============    ============


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                               For the Three Months          For the Nine Months
                                                  Ending July 31,             Ending July 31,
                                           ---------------------------   ---------------------------
                                               1997           1996           1997           1996
                                           ------------   ------------   ------------   ------------
Sales of systems                           $  2,704,285   $  1,185,027   $  6,736,935   $  5,215,123
Installation and service revenues             2,594,940      1,781,685      6,658,807      5,028,091
                                           ------------   ------------   ------------   ------------
  Net sales and service revenues              5,299,225      2,966,712     13,395,742     10,243,214
                                           ------------   ------------   ------------   ------------

Cost of sales                                 1,877,706        735,422      4,449,709      3,202,979
Installation and service cost                 1,638,130      1,119,482      4,229,097      3,239,769
                                           ------------   ------------   ------------   ------------
  Total cost of sales and service             3,515,836      1,854,904      8,678,806      6,442,748
                                           ------------   ------------   ------------   ------------

    Gross profit                              1,783,389      1,111,808      4,716,936      3,800,466
                                           ------------   ------------   ------------   ------------

Operating expenses:
  Selling, general and administrative           915,044        647,839      2,586,568      2,092,578
  Engineering, research and development,
    and amortization of capitalized
    software production costs                   104,170        110,599        308,834        306,137
                                           ------------   ------------   ------------   ------------
      Total operating expenses                1,019,214        758,438      2,895,402      2,398,715
                                           ------------   ------------   ------------   ------------

Income from operations                          764,175        353,370      1,821,534      1,401,751

  Interest and other income                     159,301        181,330        494,671        471,191
                                           ------------   ------------   ------------   ------------

Income before provision for income
  taxes                                         923,476        534,700      2,316,205      1,872,942
Provision for income taxes                      332,000        200,000        829,000        700,000
                                           ------------   ------------   ------------   ------------

Net income                                 $    591,476   $    334,700   $  1,487,205   $  1,172,942
                                           ============   ============   ============   ============

Income per common and common
  equivalent share
    Primary and fully diluted              $       0.25   $       0.14   $       0.63   $       0.50
                                           ============   ============   ============   ============

Weighted average shares outstanding           2,010,326      1,987,667      2,002,830      1,963,726
                                           ============   ============   ============   ============

Weighted average shares equivalents           2,373,982      2,350,818      2,354,147      2,348,448
                                           ============   ============   ============   ============



        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     NOVEMBER 1, 1996 THROUGH July 31, 1997
                                  (Unaudited)



                            Common Stock                Treasury Stock
                    ---------------------------    ---------------------------
                       Number of
                     Shares Issued                                                  Paid-in        Retained
                    & Outstanding   Par Value        Shares          Amount         Capital        Earnings
                    ------------   ------------   ------------    ------------    ------------   ------------
Balance -
 October 31, 1996      2,182,653   $    218,265       (189,747)   $   (259,740)   $  4,736,413   $  2,375,895

  Stock options
    exercised             21,666          2,167             --              --          31,891             --

  Tax benefit of
    stock options             --             --             --              --          63,161             --

  Net Income                  --             --             --              --              --      1,487,205
                    ------------   ------------   ------------    ------------    ------------   ------------
Balance -
 April 30, 1997        2,204,319   $    220,432       (189,747)   $   (259,740)   $  4,831,465   $  3,863,100
                    ============   ============   ============    ============    ============   ============



        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                            For The Nine Months Ending
                                                          ----------------------------
                                                          July 31,1997    July 31,1996
                                                          ------------    ------------
Cash flows from operating activities:
    Net Income                                            $  1,487,205    $  1,172,942
                                                          ------------    ------------
    Adjustments to reconcile net income
     to net cash provided by operating activities:
       Depreciation                                            141,356         115,845
       Amortization of capitalized software
          production costs and long distance contracts          81,796          41,184
       (Gain) loss on sale of assets                                --         (14,076)
       Provision for doubtful accounts receivable               27,000          35,000
    Change in assets and liabilities:
       (Increase) decrease in net investment in
          sales-type leases                                  1,297,301        (869,984)
       (Increase) in other receivables                        (405,343)       (146,818)
       (Increase) decrease in inventories                     (477,720)        102,488
        Decrease in prepaid income taxes                       173,785              --
        Decrease in deferred tax asset                           4,541          13,085
       (Increase) decrease in prepaid expenses and
          other assets                                           8,422         (51,510)
        Increase (decrease) in accounts payable                315,360        (106,432)
        Increase (decrease) in unearned revenue               (193,955)        216,021
        Increase in accrued income taxes                       269,624         105,986
        Increase (decrease) in accrued liabilities              99,229        (153,847)
        Increase (decrease) in deferred tax liabilities        (95,714)         41,018
                                                          ------------    ------------
Total adjustments                                            1,245,682        (672,040)
                                                          ------------    ------------
             Net cash provided by
             operating activities                            2,732,887         500,902
                                                          ------------    ------------

Cash flows from investing activities:
       Purchases of long distance contracts                 (1,024,318)             --
       Additions to capitalized software                      (218,849)       (142,733)
       Additions to property, plant & equipment               (295,643)       (171,215)
       Proceeds from sale of assets                              3,827          28,948
                                                          ------------    ------------
             Net cash used in
                investing activities                        (1,534,983)       (285,000)
                                                          ------------    ------------

Cash flows from financing activities:
    Exercise of stock options                                   34,058         182,666
                                                          ------------    ------------
             Net cash provided by financing activities          34,058         182,666
                                                          ------------    ------------
             Net increase in cash and
                cash equivalents                             1,231,962         398,568

Cash and cash equivalents, beginning of period               3,549,101       2,788,709
                                                          ------------    ------------
Cash and cash equivalents, end of period                  $  4,781,063    $  3,187,277
                                                          ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest              $        855    $        244
    Cash paid during the period for income taxes          $    726,328    $    156,750


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 July 31, 1997
                                  (Unaudited)


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


(2)      OPERATOR SERVICES BUSINESS AND PURCHASED LONG DISTANCE CONTRACTS

         Effective April 1, 1997, the Company became a sub-agent of MCI to market, on a non-exclusive basis, a wide variety of long distance services to commercial customers, including the hospitality industry. Simultaneously, the Company entered into a marketing alliance with Americom Communications Services, Inc. ("AMERICOM") to jointly market these MCI services to the hotel industry. The two companies will share equally in the "Net Commissions" earned from those services. "Net Commissions" are defined as those revenues earned from the long distance contracts after deductions for commissions paid to the customer hotels and payments to XETA for equipment and service fees relating to any equipment provided by XETA.

         Also effective April 1, 1997, the Company purchased AMERICOM's interest in existing long distance contracts at 71 hotels for $1,108,000. The purchase price included a payment for the contracts of $1,024,000, which has been capitalized, and reimbursement of certain equipment fees on installed equipment. The capitalized costs will be amortized ratably over the estimated future life of these contracts. A majority of these 71 hotels receive long distance services jointly from MCI and another carrier. The remaining hotels are served exclusively by MCI. The purchase agreement includes AMERICOM's interest in commissions earned from both carriers. Under the terms of the purchase agreement, the Net Commissions earned each month from these 71 properties are divided as follows: the first $40,000 are paid to XETA, the next $45,000 are paid to AMERICOM and any remaining Net Commissions are shared equally. After April 1, 2000, all Net Commissions are shared equally.

         Previous to the purchase agreement, AMERICOM had obtained loans from one of the carriers secured by future commissions to be earned under various long distance contracts, including those contracts purchased by the Company. To effect the transfer of AMERICOM's interest in the 71 hotel contracts, which were collateralized by the loans, the Company guaranteed AMERICOM's indebtedness. The amount of the guarantee at July 31, 1997 was $470,861. The Company believes that AMERICOM's earnings from its share of Net Commissions as well as other revenue sources pledged by AMERICOM will be sufficient to retire the indebtedness in accordance with the terms of the loans, therefore no liability has been recorded related to the guarantee.


(3)      REVOLVING CREDIT AGREEMENT

         The company maintains a $1,000,000 revolving line of credit with its bank. There are no outstanding advances under the credit agreement.


(4)      INVENTORIES

         The following are the components of inventories:


                                   July 31,      October 31,
                                     1997           1996
                                 ------------    ------------
                                 (Unaudited)
Raw materials                    $    710,298    $    577,054
Finished goods and spare parts        968,166         623,690
                                 ------------    ------------
                                    1,678,464       1,200,744
Less reserve for excess and
 obsolete inventory                  (159,248)       (159,248)
                                 ------------    ------------
                                 $  1,519,216    $  1,041,496
                                 ============    ============


(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                  July 31,       October 31,
                                    1997             1996
                                ------------    ------------
                                (Unaudited)
Computer field equipment        $  1,036,173    $    797,825
Office furniture                     116,564         112,976
Other                                179,627         147,001
                                ------------    ------------
                                   1,332,364       1,057,802

Less accumulated depreciation       (786,995)       (662,896)
                                ------------    ------------
                                $    545,369    $    394,906
                                ============    ============

(6)      UNEARNED INCOME

         Unearned income consists of the following:

                                            July 31,      October 31,
                                              1997           1996
                                          ------------   ------------
                                          (Unaudited)
Service contracts                         $  1,548,659   $  1,570,872
Warranty service                               633,387        379,753
Systems shipped, but not installed              26,781         63,829
Customer deposits                              456,597        209,357
Other deferred revenue                          96,923         50,483
                                          ------------   ------------
   Total current deferred revenue            2,762,347      2,274,294

   Noncurrent unearned service revenues        706,990      1,388,998
                                          ------------   ------------
                                          $  3,469,337   $  3,663,292
                                          ============   ============


(7)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                       July 31,      October 31,
                                                         1997           1996
                                                     ------------    ------------
                                                     (Unaudited)
Deferred tax assets:
         Prepaid service contracts                   $     39,679    $     51,083
         Nondeductible reserves                           192,359         198,822
         Book depreciation in excess of tax                 8,991          15,902
         Other                                             38,077          50,675
                                                     ------------    ------------
            Total deferred tax asset                      279,106         316,482
                                                     ------------    ------------

Deferred tax liabilities:
         Unamortized capitalized software
           development costs                             (168,984)       (110,778)
         Tax income to be recognized on sales-type
           lease contracts                               (452,077)       (638,831)
         Other                                            (65,960)        (65,960)
                                                     ------------    ------------
            Total deferred tax liability                 (687,021)       (815,569)
                                                     ------------    ------------
Net deferred tax liability                           $   (407,915)   $   (499,087)
                                                     ============    ============


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the quarter ending July 31, 1997, XETA Corporation (the "Company") earned net income of $591,000 on net sales of $5,299,000, both record quarterly results. For the nine months ending July 31, 1997, the Company earned net income of $1,487,000 on net sales of $13,396,000.

The Company's recent success is due to a combination of factors which include continued strong acceptance of the Company's PBX product and service offering, continued rapid expansion of the Company's service base and the expanding hospitality market. Management believes these factors will continue to be a positive force driving the Company's financial results through fiscal 1998. In addition, the Company's new products, namely the XPANDER and the MCI long distance offering are well-positioned to begin making more significant contributions to operating results in the future.

The discussion which follows provides analysis of the major factors and trends which management believes had the most significant impact on the financial condition of the Company as of July 31, 1997 and the results of its operations for the quarter and nine months ending July 31, 1997 as compared to those same periods one year ago. Also included in this discussion are the major factors, trends and risks which management believes will affect the outlook for the Company. This analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this report.


FINANCIAL CONDITION

For the nine months ending July 31, 1997, the Company's cash balances have increased $1,232,000. This increase consists of cash generated from operations of $2,733,000 and cash from exercises of stock options of $34,000. A portion of these funds have been utilized in various investing activities including the purchase of long distance contracts for $1.1 million, investments in capitalized software production costs of $219,000 and additions to property and equipment of $296,000. The investment in capitalized software production costs relates to the continued development of the Company's XPANDER system which is more fully described below. The additions of property and equipment were mainly to support installations of call accounting systems at customer locations under PBX service or MCI long distance contracts.

Management considers the Company's financial condition to be strong. Cash balances represent approximately 33% of total assets and over 50% of book value. In addition, working capital exceeds $6.1 million and the current ratio is 2.4. Management believes that present working capital will be sufficient to meet anticipated operating needs and planned capital expenditures. Future anticipated operating needs include continued expansion of the Company's service staff to maintain the Company's commitment to high quality service over the rapidly increasing customer base and placement of additional call accounting systems under PBX and long distance service contracts. Anticipated capital needs consist primarily of plans to relocate the Company's headquarters into a larger, Company-owned facility that will support future growth. Management estimates the cost of the relocation at $2 million.

Beyond these anticipated uses of working capital, management is continually evaluating other alternatives to effectively utilize its strong financial condition. The purchase of long distance contracts earlier this year is a result of such evaluations. The purchase of additional similar contracts is another likely use of available funds. Other possibilities include acquisitions and further expansion of the Company's XETAPLAN program. The Company has engaged a member of the board of directors to assist the Company in identifying and qualifying potential acquisition opportunities.


RESULTS OF OPERATIONS

Net sales and service revenues increased $2.3 million or 79% in the third quarter of fiscal 1997 compared to the third quarter of fiscal 1996. This increase included an increase in systems sales of $1.5 million or 128%, primarily consisting of increases in sales of PBX systems, and an increase in installation and service revenues of $813,000 or 46%. For the first nine months of fiscal 1997, net sales and service revenues increased $3.1 million or 31%. This increase consists of increases in systems sales of $1.5 million or 29% and increases in installation and service revenues of $1.6 million or 32%.

The increases in systems sales in the comparison periods is due to substantial increases in the sales of new PBX systems. Although installations, and therefore revenues, from new PBX's were depressed early in the fiscal year, orders for new systems surged resulting in strong sales results in the second and third quarters. While order activity has slowed somewhat from its peak earlier in the year, orders and backlog remain strong compared to historical levels. Management believes the strength of its PBX sales is partially due to increases in market share and partially related to the on-going expansion of the hospitality business. Since entering this market in fiscal 1993, the Company has steadily built its reputation from being just a call accounting company to being able to provide quality PBX systems and support as well. As a result, the Company has been effective in selling PBX's to its existing call accounting customers as well as selling to property management companies and hotel chains that were not previous customers of the Company. Also, like other providers, the Company is enjoying the overall expansion of the hospitality market which has included many major refurbishments of existing hotels, new construction of smaller, suite-type or "extended stay" hotels and may begin to also include new construction of larger, "luxury" properties. Partially offsetting the increase in PBX sales has been a decline in the sales of call accounting systems from the inflated levels experienced from the fourth quarter of fiscal 1994 through the second quarter of fiscal 1996. Those inflated levels were related to the mandated changes in the North American Numbering Plan ("NANP") which caused most of the Company's customers to upgrade or replace their existing systems. The surge in NANP related call accounting sales ended in the second quarter of fiscal 1996. Call accounting sales since that time have consistently exceeded management's targets, even though such sales represent declines from previous levels. Sales of call accounting systems during the third quarter, the first quarter to compare against non-NANP inflated sales, were up 26%.

The increases in installation and service revenues are due primarily to increases in installations of new PBX systems, which generate one-time installation revenue and recurring monthly service revenues, and in expansion of the base of customers under PBX service contracts, which generate recurring monthly revenue. Installation and service revenues from these PBX related sources increased 79% in the third quarter of fiscal 1997 and increased 65% for the nine months to date period ending July 31, 1997. Installation and service revenues from call accounting sources increased, albeit more modestly, 12% during the third quarter of fiscal 1997 and 3% for the year to date period.

Gross margins earned on net sales and service revenues was 34% for the third quarter of fiscal 1997 compared to 37% in the third quarter of fiscal 1996. For the nine month period, the gross margin on net sales and service revenues was 35% in fiscal 1997 compared to 37% in fiscal 1996. This decline in gross margins is due to the decline in the gross margins earned on systems sales which reflects the greater proportion of lower margin PBX systems sales. The gross margins earned on installation and service revenues is unchanged in the periods under comparison.

Operating expenses increased 34% in the third quarter of fiscal 1997 compared to last year and increased 21% for the first nine months of fiscal 1997 compared to the same period in fiscal 1996. These increases are related to increases in commissions and executive bonuses and are reflective of the increases in revenues and profitability. Other increases include legal expenses, which are associated with pending litigation, amortization expense associated with the long distance contracts purchased earlier in the year, and small increases in sales and administrative personnel to support the Company's growth.

Interest and other income declined 12% or $22,000 during the third quarter of fiscal 1997 and increased 5% or $23,000 during the first nine months of fiscal 1997, compared to the same periods a year ago. The decline in the third quarter reflects lower interest income earned on XETAPLAN sales-type leases, due to the aging of these contracts, and the fact that fiscal 1996's results included the reversal of approximately $30,000 in sales tax related accruals. The increase in the year to date amounts primarily reflects higher interest income earned on cash balances this year versus fiscal 1996, partially offset by the fact that fiscal 1996's results included the reversal, throughout the year, of the sales tax related accrual discussed above.

The Company has recorded a provision for federal and state income taxes of $332,000 in the third quarter of fiscal 1997 and $829,000 for the first nine months of fiscal 1997. This represents an effective tax rate of 36% for both periods compared to an effective tax rate of 37% for the same periods in fiscal 1996. The slightly lower tax rate reflects a reduction in the estimated state tax provision for fiscal 1997.

OUTLOOK AND RISK FACTORS

The statements contained in this section entitled "Outlook and Risk Factors" are based on current expectations. The statements are forward-looking and actual results may differ materially.

During the second quarter, the Company became a sub-agent of MCI to provide long distance services to commercial customers, primarily hotels. Also, the Company paid $1.1 million to Americom Communications Services, Inc. ("ASCI") for existing long distance contracts which include services provided by MCI and another carrier, U.S. Long Distance Corp. ("USLD"). Prior to entering into these agreements, the Company reviewed the available past history of revenues from these contracts and believes that it will earn an acceptable rate of return on this investment. The majority of the contracts purchased were with customers only recently secured under MCI contracts and therefore required action on the part of MCI for conversion to MCI service. MCI's performance has been slower than anticipated and, as a result, the full expected benefits to XETA have been delayed. The Company has had numerous meetings with all the parties involved in this project and is currently executing a plan that management believes will improve the MCI conversion process and will result in increased revenues in the future.

Prior to the Company's acquisition of the revenues earned from the 71 purchased long distance contracts, these revenues were pledged as collateral by AMERICOM to secure loans from USLD to ASCI. These loans were secured by commissions earned and to be earned from these contracts as well as other contracts not part of the Purchase Agreement between AMERICOM and the Company. In order to obtain these revenues free and clear of USLD's security interest, the Company guaranteed approximately $567,000 in AMERICOM's indebtedness to USLD in exchange for a release of USLD's security interest against AMERICOM's USLD commissions. The Company has, in turn, taken a security interest in all of AMERICOM's revenues from USLD as well as all commissions due AMERICOM under the marketing alliance and from other sales of Company products, to secure any amount which may become due from AMERICOM to the Company under the Purchase Agreement. While no assurance can be given, management believes that future commissions from the carrier will be sufficient to liquidate AMERICOM's indebtedness to USLD according to its payment terms At August 1, 1997, the remaining balance of ASCI indebtedness was $471,000. The Company has not recorded any portion of this guarantee as a liability in its financial statements.

The Company's distributorship agreement with Hitachi Telecom (USA), Inc. ("Hitachi") expires annually on March 31. Typically, as has been the case the last two years and is currently the case, the written contract expires before the parties execute a new agreement. In the interim, the two companies continue to operate without interruption under the same procedures and terms as the most recent contract, albeit without the assurance of a binding written contract with a definite term. The Company considers its relationship with Hitachi to be very good and due to the mutually beneficial nature of the companies' relationship, expects that a new contract for the current year will be executed by both parties in the near future on generally the same terms and conditions as the previous contract.

The Company continues to commit the majority of its research and development resources into development of XPANDER, its first PBX related proprietary product. Management believes the market for XPANDER is continuing to grow, but that it is still too early to predict when demand will be strong enough to forecast significant revenues from sales of this product. The Company has applied for a patent on XPANDER, but the process has not proceeded to the point which it can be determined whether the Company will receive a patent and the protections associated therewith.

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

PART II.   OTHER INFORMATION



Item 1.  Legal Proceedings

         ABTS

         In June 1995, Associated Business Telephone Systems, ("ABTS") initiated an action against the Company which is currently pending in the United States District Court for the Northern District of Oklahoma. ABTS claims' are based upon allegations of breach of warranty, breach of contract, and tortious interference with ABTS' relationship with certain of its customers, arising in connection with
         (i) a Distributor's Agreement entered into between the Company and D & P Investments in 1986, pursuant to which the Company sold to D & P Investments certain call accounting systems, and (ii) a Maintenance Agreement between the Company and ABTS pursuant to which the company furnished maintenance services for such systems. D & P Investments has allegedly assigned its claim for breach of the Distributor's Agreement to ABTS. The Company has filed a counterclaim against ABTS and a third-party claim against D & P Investments and Communication Equipment Brokers based upon breach of contract. Both ABTS and the Company seek money damages. The trial date in this action has been scheduled for December 15, 1997, and discovery is scheduled to terminate on September 2, 1997. ABTS, D & P Investments and Communication Equipment Brokers have filed an application with the court, which the Company has opposed, seeking to extend these dates for a period of 90 days. As of the writing of this report, the court has not yet ruled on the application. On September 9, 1997, the Company filed a motion for summary judgement in its favor on all claims brought by ABTS against the Company.

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

         The Florida litigation has been stayed (i.e., suspended) pending the outcome of an appeal by Phonometrics of the lower court's decision against Phonometrics in its case against Northern Telecom. Because the issues in the Florida litigation are substantively similar to those presented in the Northern Telecom case, the court in the Florida litigation has stated that it will enter final judgment in favor of all of the hotels sued by Phonometrics in the event of a decision by the appeals court in favor of Northern Telecom. A hearing for oral arguments in the Phonometrics appeal of the decision in the Northern Telecom case is scheduled to be held during the week of October 6, 1997.

         The California litigation has been stayed pending the outcome of the Florida litigation.

Items 2, 3, 4, and 5 of Part II have been omitted because they are inapplicable or the response thereto is negative.

Item 6.

         (a)  Exhibits - See the Exhibit Index at Page 18.

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


                                        XETA CORPORATION
                                        (Registrant)


Dated:  September 10, 1997              By: /s/ JACK R. INGRAM
                                            -----------------------------------
                                            Jack R. Ingram
                                            President


Dated:  September 10, 1997              By: /s/ ROBERT B. WAGNER
                                            -----------------------------------
                                            Robert B. Wagner
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

         (10)     Material Contracts - none

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