Form 10KSB40
period 1997-10-31
XETA CORP
filed 1998-01-29
CIK 742550

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended October 31, 1997

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16231

                               XETA Corporation
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Oklahoma                                   73-1130045
----------------------------------      ----------------------------------------
(State or other jurisdiction of         (I.R.S. Employer Identification Number)
incorporation or  organization)

4500 S. Garnett, Suite 1000, Tulsa, Oklahoma              74146
--------------------------------------------------------------------------------
      (Address of principal executive offices)           (Zip Code)

Issuer's telephone number:                              (918) 664-8200
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

                          Yes     X                 No
                              ---------                ---------

   Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

   The issuer's revenues for its most recent fiscal year were $18,760,000.

   The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 1997 (based upon the average bid and asked prices of such shares) was approximately $29,030,577.

         The number of shares outstanding of the registrant's Common Stock as of December 31, 1997 was 2,223,285 (including 222,347 treasury shares).

                       Exhibit Index appears at Page 19.

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held April 2, 1998 are incorporated into Part III, Items 10 through 12 hereof.

                                     PART I

ITEM 1.  BUSINESS

DEVELOPMENT AND DESCRIPTION OF BUSINESS

   XETA Corporation (the "Company"), an Oklahoma corporation formed in 1981, provides telecommunications products and services to the lodging industry. These products include various PBX and call accounting systems. Such products represent the primary systems used by hotels to provide telephone-related services and amenities to their guests, as well as the information necessary to bill guests for telephone calls and properly manage the telecommunications environment at the hotel. Installation and service of the Company's products represents an integral part of the Company's business and, together with the reliability of its systems, forms the foundation of the Company's reputation in the lodging industry.

PRODUCTS

   PBX Products. A private branch exchange ("PBX") connects the hotel to outside telephone networks operated by common carriers and routes calls to, from and between extensions in the hotel. PBX systems are manufactured by a relatively small number of well-known vendors. The Company provides PBX's to its customers through a distributorship agreement with Hitachi Telecom (USA), Inc. ("Hitachi"). Hitachi's 5000(R) Series Digital Communications systems are the current model distributed by the Company. These systems are equipped with Hitachi's WelCOMM(R) lodging specific software and are state-of-the-art telephone systems which integrate with nearly all aspects of the hotel's operations. The Company's nation-wide, non-exclusive distributorship agreement with Hitachi is renewable annually based upon purchasing volumes and the mutual agreement of the parties. The Company is in its fifth year as a Hitachi distributor and considers its relationship with Hitachi to be good.

   The Company also offers a variety of PBX related products such as voice mail systems, analog telephones, uninterruptable power supplies, announcement systems, etc. These products are generally sold in conjunction with the sale of new PBX systems and, with the exception of voice mail systems, are purchased from regional and national suppliers. The Company sells voice mail systems under a nation-wide, non-exclusive distributorship agreement with Centigram Communications Corporation ("Centigram").

   The Company has developed a proprietary PBX related product, marketed under the name "XPANDER(R)", to respond to the growing demand for additional telephone line access in hotel rooms. This demand is being driven by guests who desire to connect portable computers to public and private computer networks, such as the Internet, while still having the capability to make and receive voice calls on a separate telephone line. To respond to this growing demand, hotels must increase the capacity of their existing PBX, which is typically expensive both in initial acquisition costs and in on- going maintenance costs. XPANDER(R) provides the needed increase in capacity for existing PBX's, usually at significantly lower acquisition and maintenance costs. XPANDER(R) has been designed to function with any manufacturer's PBX system and includes the same diagnostic and remote service capabilities that have always been standard in the Company's call accounting systems. To date, installation and operation of the twelve systems that have been installed have been satisfactory. The Company continues to devote substantial resources to the development of additional features and capabilities of the XPANDER(R) system. (See "Software and Product Development" below and "Outlook and Risk Factors" under "Management's Discussion and Analysis" for a further discussion of XPANDER(R).)

   Call Accounting Products. Call accounting systems act as a strategic link between a hotel's PBX and its guest billing system to enable the hotel to earn revenue from guest calls. These systems capture certain telephone usage information such as the room number from which the call was made, the number dialed and the length of the call; use that information to calculate call charges, markups and taxes; and then transmit the charges to the hotel's guest billing system. All of the Company's call accounting products are designed and manufactured by the Company and interface to virtually all types of PBX's and hotel billing systems.

   The Company's primary call accounting products include the XL(R) Series call accounting systems and XPERT(R) answer confirmation systems. The Company offers call accounting products marketed under the names XL100,

XL(R)300, XL(R)500 and XL(R)700 to meet the needs of small to large hotels. Development of a variation of the XL(R) Series systems, tentatively called Virtual XL, is currently being completed. Virtual XL is designed to operate on a hotel's Local Area Network ("LAN"), thereby providing more accessibility to the reporting features of the XL(R) software. Answer confirmation systems are a complementary product to call accounting and are designed to minimize guest charges for unanswered calls and to allow hotels to bill for answered calls of short duration which would otherwise be treated as unanswered and therefore not billed. Most call accounting systems, including the Company's systems, record and bill guests for calls which exceed a designated duration without regard to whether the call was answered. Thus, some unanswered calls are billed and some completed calls are not billed because their duration was more or less, respectively, than the designated duration. The Company's XPERT(R) systems provide confirmation of the status of the call by monitoring trunk voltages associated with outgoing calls, thereby improving the accuracy of the hotel's guest billings and reducing guest complaints for improper charges.

   Both the XL(R) Series and the XPERT(R) systems operate on personal computer-based platforms. The systems are designed to operate as stand-alone systems or, with the exception of the XL(R)700 and Virtual XL, can be integrated as one unit capable of performing both call accounting and answer confirmation functions, thereby reducing the customer's acquisition and service costs. Additionally, the XPANDER(R) system can operate the XL(R) Series software while simultaneously providing additional telephone extensions.

   The Company has developed other call accounting hardware and software products such as the "BUFFY +," "DM-1" and "XXAM." These products are usually sold in conjunction with the Company's other systems to enhance their operation or to provide additional features.

SYSTEM SERVICE AND WARRANTY

   General. Service has been the cornerstone of the Company's success since its inception. The Company's market, the hotel industry, is a 24 hour-per-day, demanding environment in which any significant problem with the telecommunications systems quickly rises to crisis status. Beyond designing and building reliable systems, the Company has taken several steps throughout its history to meet this need. First, extensive remote service capabilities have been designed into each of the Company's products so that technicians in the Service Center are able to quickly diagnose, and in most instances, correct system malfunctions without the need of an on-site service call. Secondly, for those cases in which an on-site service call is required, the Company has built a national network of Company technicians as well as third party service providers. Since the addition of PBX products in 1993, the Company has rapidly increased the number of regional service technicians. This increase in staffing has been needed to meet installation needs and to provide the higher degree of on-site service required for PBX systems as compared to call accounting products. These service capabilities and infrastructure form the foundation of the Company's commitment to distinguish itself from its competitors through service to its systems.

   Warranty and Service Agreements. The Company provides a one-year limited warranty, generally from the date of installation, on call accounting products manufactured by the Company. After the warranty period, service for call accounting products is available under remote and direct service agreements. Under a remote service agreement, coverage of the equipment includes only those malfunctions which can be corrected via modem or through verbal instructions given to the customer over the telephone. Direct service agreements include remote service coverage plus on-site service and parts and labor coverage for defects in equipment provided by the Company. The Company's service agreements, most of which are direct agreements, are generally for one year in duration, although several of the Company's major customers have contracted for multi-year agreements.

   The Company also provides a one-year limited warranty against defects in PBX equipment provided by the Company. Generally, the Company's warranty is supported by warranties on the components from the various manufacturers of the equipment, including Hitachi and Centigram. Any labor costs associated with fulfilling the warranty requirements are borne by the Company. Subsequent to the warranty period or for hotels who already have Hitachi PBX systems installed, the Company offers a unique, hotel-oriented PBX service plan. This service plan includes parts and labor coverage on the PBX plus a XETA XL(R) Series call accounting system and other service options designed to meet the specific needs of each customer and build a long-term relationship with that customer.

   For XPANDER(R) systems, the Company provides warranty and service agreements similar to those offered on call accounting systems.

    Long Distance Services. In April, 1997, the Company began offering a variety of MCI long distance services to hospitality customers. The Company offers these services as an authorized sales subagent pursuant to agreements with L.D. Communications, Inc. ("LDCI"), which has agreements with MCI for the sale of MCI's long distance services. LDCI is a Houston-based telecommunications firm which specializes in operator services for hotels, hospitals and public/private payphones. In conjunction with entering into this relationship, the Company formed a marketing alliance with Americom Communications Services, Inc. ("Americom") to jointly market the MCI services to the hotel industry. Americom is owned by Robert Jones, a co-founder and former officer and director of the Company. The Company's agreements with LDCI have primary terms of thirty-six months, but allow LDCI to terminate the agreements earlier should its underlying contracts with MCI be terminated for any reason.

   Under its agreements with LDCI, the Company earns commissions on calls made by guests at customer locations which have contracted for MCI's long distance services through the Company. Under this arrangement, the Company does not resell long distance minutes and is not required to meet any quotas for numbers of calls or minutes, but simply earns a commission on particular guest calls as defined in the contract. A portion of the commission received by the Company is then paid to the hotel and the remaining net commission is shared with Americom according to a formula set out in the marketing alliance agreement.

    Concurrent with the establishment of the marketing alliance with Americom, the Company purchased Americom's interest in existing long distance contracts at 71 hotels for $1.1 million. A majority of these hotels receive long distance services from MCI and another carrier; the remaining hotels are served exclusively by MCI. Most of the contracts purchased were with hotels who had only recently subscribed for MCI long distance services and the conversion to MCI was not complete at the time of the Company's purchase. Because the conversion process has been somewhat slower than anticipated, revenues for this new product offering have been lower than expected. (See "Management's Discussion and Analysis" below for further discussion).

SOFTWARE AND PRODUCT DEVELOPMENT

   Most of the Company's research and development activities during the past year were devoted to the XPANDER(R) system (See "PBX Products" above). This project includes significant hardware and software development. Although XPANDER(R) is now in production, development continues on additional features of the system as well as additional applications of this platform. The Company expects development of XPANDER(R) related applications to continue at the same pace for the foreseeable future. To a much lesser degree, the Company also worked on development of the Virtual XL system (See "Call Accounting Products" above). The purpose of this development was to enable the XL call accounting software to run on hotel LANs and to incorporate graphical user interface features for accessing the XL software.

MARKETING

   General. The decision making process for hotel telecommunications equipment and services is highly fragmented and can involve a wide range of personnel such as corporate hotel chain personnel, property management company officials, industry consultants, hotel owners and on-site financial or operating officers. This range of potential sales channels creates complexity and extends the sales cycle for the type of products sold by the Company. As a result of the Company's experience and reputation within the industry, the Company has built long term relationships with many individuals within each of these groups, which has been a key factor in the Company's success.

   Currently, the hotel industry is in a strong economic cycle in which occupancy, room rates and profits are all increasing. As a result, the industry also currently enjoys ease of capital formation and a flurry of new hotel construction. These factors, coupled with the Company's strong industry relationships, have been important to the Company's success over the past 18 to 24 months. Traditionally, however, the development of innovative and flexible sales programs has also been a key factor in the marketing of the Company's products. These programs were developed in response to the lack of capital and borrowing ability or the tight budgetary controls which have historically characterized the hotel industry. The most extensively used of these programs has been the Company's XETAPLAN program for call accounting products. Under this program, the Company installs a call accounting and/or answer confirmation system and maintains it under the same terms as a direct maintenance agreement for a period of three to five years in exchange for a fixed monthly fee. The primary benefits of a XETAPLAN to the customer are the lack of upfront cash outlays and the ability to budget costs for several years in advance. Additionally, since the XETAPLAN is styled as a service agreement, it generally requires a less formal approval process by the customer than a typical capital equipment purchase. From the Company's viewpoint, most XETAPLAN agreements meet the requirements for sales-type lease accounting and are therefore recorded as a sale even though title to the equipment usually remains with the Company. Another marketing program, the Risk Free Purchase Plan, was developed during the roll-out of answer confirmation technology and involved revenue sharing arrangements. Although the need for the Risk Free Plan declined as the answer confirmation product cycle matured, similar revenue sharing arrangements or the XETAPLAN program may be utilized in the future to market the Company's XPANDER(R) system.

   PBX Marketing. Notwithstanding the fact that the hotel industry is experiencing rapid expansion, the PBX market is characterized by fierce competition from other vendors as well as from other Hitachi distributors. To respond to this competition, the Company has developed a package of value-added services in its PBX product and service offering. This package includes such amenities as providing an XL Series call accounting system, a specified number of free service calls each month and weekly appointments by certified service technicians to correct minor malfunctions or to perform routine maintenance.
In addition, the Company has made substantial investments in training its technicians to service the Hitachi product line and in expanding its staff of regional technicians. These investments have helped to ensure the delivery of a high level of quality service and have provided continuity of service throughout the Company's nation-wide network so that customers with multiple locations are assured that service quality will be essentially the same in all locations.

   Sales Staff and Agents. At December 31, 1997, the Company employed 11 persons directly involved in the sales and marketing of its products and services. In addition, since 1989 the Company has engaged Robert A. Jones through Americom, as an independent sales agent to represent the Company's call accounting products on an exclusive basis to some of the Company's major customers such as Marriott Host/Marriott International and U.S. Long Distance Corporation. The Company considers its relationship with Mr. Jones to be good. The Company has also engaged other sales agents to represent its products to certain hotels or segments of the market, but none of these agents represent products to major customers of the Company.

MAJOR CUSTOMER

   Marriott International/Marriott Host and its affiliates, which include Marriott's full service hotels as well as Residence Inn by Marriott, Courtyard by Marriott, and Fairfield Inn by Marriott (collectively "Marriott"), is a major customer of the Company. Revenues from Marriott include sales of new PBX and call accounting products as well as revenues earned from installation and service activities. Marriott has been a customer of the Company since 1986. Management considers its relationship with Marriott to be good and expects this relationship to continue to grow. The loss of Marriott as a customer, however, would have a material adverse effect on the operating results and financial condition of the Company.

COMPETITION

   The competition for sales of both PBX and call accounting products is fierce and is dominated by a few companies. Competition in both product lines includes large, well-known companies which have greater name recognition and more resources than the Company, but who do not concentrate their product and service offerings on the lodging market. Although this competition is formidable, the Company has created a niche by customizing its marketing programs, products and its style of service to the requirements of the lodging industry. In addition to adapting the Company to this specialized niche and creating effective pricing structures and product features, management believes that the Company's most effective tool in the battle for market share has been the Company's commitment to distinguish itself by concentrating on the performance and reliability of its systems and by providing the highest level of service possible.


   The competition for contracts for long distance services is also fierce and dominated by large, well-known companies, primarily the large long distance companies. Typically, to win the competition to provide long distance services to a multi-property customer, the winner will provide an up front cash bonus and significant monthly commissions on calls made at each property. The Company has made several proposals to provide such services and has tried to compete by including XL(R) Series call accounting systems and services along with up front cash bonuses. To date, however, the Company has not secured any significant contracts beyond those purchased from Americom (See "Long Distance Services" under "Services" above).

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

   The Company uses outside contractors to assemble its proprietary printed circuit boards. The components and blank circuit boards are purchased and inventoried by the Company and supplied to the outside contractor for assembly and quality control testing. The Company monitors outside contractor's facilities and procedures to review production techniques and quality control procedures. The Company also performs various quality control procedures, including powering up completed systems and allowing them to "burn-in" before being prepared for a specific customer location, and performing final testing prior to shipment.

EMPLOYEES

   At December 31, 1997, the Company employed 112 employees, including 1 part-time employee.

COPYRIGHTS, PATENTS AND TRADEMARKS

   The Company has registered as United States domestic trademarks the names "XETA," "XETAXCEL," "XACT," "XPERT," "XPERT+," "XL" and "XPANDER" for use in the marketing of its services and systems to the lodging industry. All of these marks are registered on the principal register of the United States Patent and Trademark Office ("PTO"), with the exception of XPANDER(R) which is registered on the supplemental register.

   The Company has a patent pending on the technology for XPANDER(R). No assurance can be given that a patent will ultimately be issued by the PTO. Other than this pending application, the Company holds no patents for its hardware or software technology. The Company claims copyrights on all of its proprietary circuit boards and software.

GOVERNMENT REGULATION

   The Federal Communications Commission (the "FCC") and state governments regulate the telecommunications industry. The FCC's decision in 1981 to remove restrictions on the resale of telephone transmission service created a substantial market for telephone call accounting systems, upon which the Company capitalized by entering the telephone call accounting market. None of the Company's business activities, however, are directly regulated by the FCC or the states. No recent action by the FCC or existing law or regulation has had or is expected to have a significant impact upon the Company's business.

   None of the Company's products or services require approval from any governmental agency. The Company's computer products are subject to radio frequency emanation and electrical safety standards imposed by the FCC. The cost of complying with such standards, as well as with any applicable environmental laws, is immaterial.

ITEM 2.  PROPERTIES

    The Company leases its principal executive office, assembly and Service Center, all of which are located on two floors of a ten story office building in Tulsa, Oklahoma. The building and surrounding property are considered to be in good condition. The Company's lease expires on April 30, 1999.

    On October 1, 1997, the Company entered into a contract to purchase a thirteen acre tract of land within a suburban business park located approximately three miles from the Company's present location, for the purpose of constructing a facility specifically designed for the Company's operations. The purchase price is $611,582. A title examination revealed an easement on the property which the Company has required be vacated as a condition to closing. It is expected that this condition can be satisfied, and closing of the purchase is to take place within five days after completion of proceedings to vacate the easement. Plans for the new headquarters are near completion and would enable the Company to house all of its current Tulsa operations on one floor, as well as provide for future expected growth. Estimated cost of construction is $2 million. The Company plans to use its cash reserves to finance both the land purchase price and the cost of construction. Currently, the Company expects to occupy the planned facilities just prior to the expiration of its current lease, if construction goes as planned.

   The Company leases other office space in Boulder, Dallas, Indianapolis, Altamonte Springs, Florida and Marlton, New Jersey from which its regional sales staff operates. The Company has informal office arrangements with its regional technicians to allow for some storage of spare parts.


ITEM 3.  LEGAL PROCEEDINGS

ABTS

    In June, 1995, Associated Business Telephone Systems ("ABTS") initiated an action against the Company which is currently pending in the United States District Court for the Northern District of Oklahoma. ABTS claims' are based upon allegations of breach of warranty, breach of contract including alleged violations of certain exclusivity rights held by ABTS, and tortious interference with ABTS' relationships with certain of its customers, arising in connection with (i) a Distributor's Agreement entered into between the Company and D & P Investments in 1986, pursuant to which the Company sold to D & P Investments certain call accounting systems, and (ii) a Maintenance Agreement between the Company and ABTS pursuant to which the Company furnished maintenance services for such systems. D & P Investments has allegedly assigned its claim for breach of the Distributor's Agreement to ABTS. ABTS is seeking damages in the amount of $1,000,000. The Company has filed a counterclaim against ABTS and a third-party claim against D & P Investments based upon breach of contract, in which the Company seeks money damages. Extensive discovery has been conducted by the Company. On September 9, 1997, the Company filed a motion for summary judgment in its favor on all claims brought by ABTS against the Company. A hearing is set on the motion for summary judgment, together with a pre-trial conference, on January 30, 1998. The trial date in this action is currently scheduled for February 17, 1998.
The Company intends to continue to vigorously defend this matter.

PHONOMETRICS

    For the past several years, the Company has been monitoring the progress of numerous patent infringement lawsuits filed by Phonometrics, Inc., a Florida corporation, against certain telecommunications equipment manufacturers and hotels who use such equipment. While the Company has not been named as a defendant in any of these cases, several of its customers are named defendants and have notified the Company that they seek indemnification under the terms of their contracts with the Company. Because there are other equipment vendors implicated along with the Company in the cases filed against its customers, the Company has not assumed the outright defense of its customers in any of these actions.

    The cases filed by Phonometrics against the Company's customers are pending in the Southern District of Florida (the "Florida litigation") and the Northern District of California (the "California litigation"). In each of the lawsuits, Phonometrics is seeking damages of an unspecified amount, based upon a reasonable royalty of the hotels' profits derived from use of the allegedly infringing equipment during a period commencing six years prior to the filing of the lawsuit and ending October 30, 1990. Phonometrics is barred from seeking an injunction against continued use of the equipment since the patent expired in October, 1990.

   With regard to the Florida litigation, the Florida court heard the cases filed by Phonometrics against the equipment manufacturers, and ruled against Phonometrics and in favor of the equipment manufacturers, including Northern Telecom. The court then stayed the cases filed against the hotels (which includes the cases involving the Company's customers), pending the outcome of Phonometrics' appeal of the court's decision in favor of Northern Telecom. In its order staying the hotel cases, the Florida court stated that it would enter final judgment in favor of all of the hotels in the event the appeals court upholds the Florida court's decision against Phonometrics in the Northern Telecom case. Oral arguments in the Northern Telecom appeal were heard on December 4, 1997, and on January 15, 1998, the United States Court of Appeals for the Federal Circuit affirmed the Florida court's decision against Phonometrics, finding that as a matter of law the accused products cannot infringe Phonometrics' patent. The California litigation has been stayed pending the outcome of the Florida litigation.

   In light of the foregoing ruling by the United States Court of Appeals, and in light of the language in the Florida court's order which stayed the hotel cases pending the Northern Telecom appeal, which has now been resolved in favor of Northern Telecom, the Company expects that the Florida litigation will be resolved in the near future in favor of its hotel customers. The Company is also optimistic that this precedent will be used by the court in California to resolve the California litigation in favor of the hotels.

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

                                  1997                             1996
                                  ----                             ----

                           High           Low              High           Low
                           ----           ---              ----           ---

Quarter Ending:
--------------
January 31                 8 5/8           6 3/4          20 3/8         6 1/2
April 30                  10 3/8           6 3/4          11 1/2         6 3/8
July 31                   15 5/8           9 1/4          11             7 1/2
October 31                22 3/4          14 1/4          10             7 1/2


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

   As of October 31, 1997, the latest practicable date for which such information is available, the Company had 117 shareholders of record. In addition, based upon information received annually from brokers holding stock in the Company on behalf of beneficial owners, the Company has approximately 2,000 beneficial shareholders.

   No sales of unregistered securities were made by the Company during its 1997 fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         For the fiscal year ending October 31, 1997, the Company reported net income of $2.1 million on net sales of $18.8 million, both record amounts. These results represent a 35% increase in net income and 40% increase in net sales. Management attributes this growth to the continued market acceptance of the Company's product and service offerings and the overall health of the lodging industry.

         During the year, the Company took several steps to expand its business. By far the most rewarding was the continued focus on expanding its base of PBX customers through sales of new PBX systems and through securing contracts to service existing PBX installations. Also, the Company continued development of its first proprietary PBX product, XPANDER(R). Finally, the Company became authorized as a sales sub-agent to market MCI long distance services. These developments, as well as additional analysis of the major factors and trends which management believes had the most significant impact on the financial condition of the Company as of October 31, 1997 and the results of its operations for the fiscal year ending October 31, 1997 compared to 1996, are discussed below.

RESULTS OF OPERATIONS

         The overall increase in net sales of 40% consists of an increase in systems sales of 44% and an increase in installation and service revenues of 36%. However, a clearer picture of the trends in the Company's business can be found by examining the revenues earned by product line. During fiscal 1997, total revenues earned from PBX related activities increased $5.4 million or 68% while revenues from call accounting related activities decreased $59,000 or 1%.

         The increase in PBX related revenues consists of an increase of $3.1 million in sales of new PBX systems and an increase of $2.3 million in PBX installation and service revenues, both representing 68% gains. After four years of offering PBX installation and maintenance services to the lodging industry, the Company has clearly established itself as a major competitor in this field. The success of this endeavor has been due to the Company's ability to provide an innovative package of equipment and services at competitive prices and the establishment of a consistently high level of quality service throughout its national network of Company technicians. Another important factor in the Company's recent success is the strength of the overall hospitality market, which is enjoying strong occupancy percentages while charging higher average room rates. This healthy market is fueling refurbishment of existing hotels and new construction of smaller, suite-type hotels. Management believes that the Company's strong growth rates for its PBX product line reflect both the Company's gaining of market share, evidenced by the fact that the Company now has PBX service contracts with several major, multi-property hotel groups with whom the Company had no prior existing relationship, and the expansion of the overall lodging market. .

         Included in PBX systems sales are sales of XPANDER(R) systems, the Company's first proprietary PBX product. XPANDER(R) is designed to be a cost effective solution for hotels to meet increasing guest demand for multiple telephone line access in hotel rooms. During fiscal 1997, the Company began production of XPANDER(R) units and six systems were installed during the year. Revenues from these systems were relatively immaterial in fiscal 1997; however, management believes that this product will become a significant source of sales and service revenues as demand continues to grow.

         The decrease in revenues earned from call accounting related activities consists of a decrease of $256,000 or 13% in call accounting systems sales and an increase of $197,000 or 6% in call accounting service revenues. The decrease in call accounting systems sales was expected as these sales have returned to their historical levels from the inflated levels experienced during the seven quarters from August, 1994 to April, 1996 related to mandated changes in dialing patterns in North America. Generally, call accounting is a mature product line and most hoteliers have aligned themselves with particular call accounting vendors. Therefore, the Company's sales of new call accounting systems are limited to replacement systems and systems to support new hotel construction by the Company's existing customers. However, since most of the Company's call accounting customers purchase a service contract from the Company after expiration of their standard limited warranty, service revenues earned from call accounting related activities continues to grow.

         During the year, the Company became an authorized sales sub-agent of various MCI long distance services, focusing primarily on 0+ service (operator assisted and calling card calls), to the hotel industry. The Company also signed a marketing alliance agreement with Americom Communications Services, Inc. ("Americom"), to jointly market these services to the lodging market. Concurrent with the execution of the marketing alliance, the Company purchased 71 long distance contracts from Americom for $1.1 million. A majority of these hotels receive 0+ long distance services from MCI and another carrier. The remaining hotels are served exclusively by MCI. Most of these purchased contracts were with hotels which only recently contracted for MCI service and therefore required action on the part of MCI for conversion to MCI service. This conversion process has been much slower than expected and as a result, revenues earned from these contracts have been lower than expected and were immaterial compared to the overall revenues of the Company during fiscal 1997. Subsequent to year end, revenues have increased to more acceptable levels, although still below initial expectations. Due to the results experienced so far from this new service offering, management cannot provide assurance as to whether this new product offering will produce significant revenues in the future.

         Gross margins earned on net sales and service revenues decreased from 37% in fiscal 1996 to 36% in fiscal 1997. This decrease consisted of a decrease in the gross margins earned on systems sales from 38% in fiscal 1996 to 35% in fiscal 1997. This decline in margins earned on systems sales reflects the increasing proportion of PBX sales as a percentage of total net systems sales. The gross margins earned on sales of new PBX systems are significantly lower than those earned on sales of new call accounting systems, since PBX's are a distributed product in a highly competitive market. The decline in gross margins caused by the decline in margins on systems sales was partially offset by a small increase in the gross margins earned on installation and service revenues from 36% in fiscal 1996 to 37% in fiscal 1997, which was within management's target range. Historically, the margins earned on installation and service revenues has ranged between 36% and 38%. Management is not currently aware of any trends that would affect its future service margins.

         Operating expenses increased 31% in fiscal 1997 compared to fiscal 1996. This increase primarily consisted of increases in expenses related to sales levels and profitability such as commissions and bonuses. Other expenses which increased during the year included amortization expense and legal fees. Amortization expense increased as a result of the cost of the 71 long distance contracts purchased from Americom. The purchase price of $1.1 million is being amortized over the expected life of the underlying contracts. Legal fees increased as a result of the Company's vigorous defense, including extensive discovery, in the ABTS case (see Legal Proceedings, Note 12 to the Consolidated Financial Statements). In addition to fees paid as of year end, the Company has accrued approximately $85,000 in expected additional costs to complete its defense through the scheduled trial date in February, 1998.

         Interest and other expense increased 1% in fiscal 1997 compared to fiscal 1996. Interest income earned by the Company consists of interest earned on the Company's XETAPLAN sales-type leases and cash investments. During the period of inflated call accounting systems sales from August, 1994 to April, 1996, the Company installed many of its systems under the Company's XETAPLAN program. These XETAPLAN contracts qualified for sales-type lease accounting treatment and as a result, the Company was able to recognize a sale and a lease receivable at the time the contract was placed in service. Each month, as payments are made on these sales-type leases, the Company earns interest income on the outstanding lease receivable. This portfolio of XETAPLANs, which ranged from three to five years in length, is beginning to mature and therefore is producing less interest income each month. Largely offsetting this decline is the interest income earned on the increase in cash balances derived from profits and from XETAPLAN payments. If and when the Company's cash balances are used for expansion (See "Liquidity and Capital Resources" below), the decline in interest income due to the maturing of the XETAPLAN portfolio will become more apparent.

         The Company has recorded a provision for federal and state income taxes of $1.19 million, reflecting a combined tax rate of 36% for fiscal 1997 which is the same as for fiscal 1996.


LIQUIDITY AND CAPITAL RESOURCES

         During fiscal 1997, the Company's cash balances increased $2.5 million to $6.0 million. This increase was primarily from cash earned from operations of $4.2 million. Of this increase, $1.8 million was used in various investing activities. These included the purchase of 71 long distance contracts from Americom for $1.0 million (additional reimbursements of start-up costs not reflected as investing activities in the cash flow statement were paid to Americom, bringing the total of this transaction to $1.1 million as previously described) (see "Results of Operations" above). Additionally, $453,000 was invested in equipment, primarily related to placing call accounting systems in the field to support the Company's PBX and long distance service offerings, but also including additions to computer systems to support the Company's growth in personnel. Finally, $276,000 was invested in capitalized software production costs.

         Management considers the Company's financial condition to have improved during fiscal 1997 from its already strong position at the beginning of the year and believes that its present working capital and future operating cash flows will be sufficient to meet anticipated operating needs and planned expenditures. During the last quarter of fiscal 1997, the Company set plans for two significant future expenditures: the construction of a new facility to house the Company's Tulsa operations and the adoption of a stock buy-back program. Currently, the Company is in contract to purchase a 13 acre tract of land in a developed, suburban business park located approximately 3 miles from its present location. Closing on the land is scheduled to take place immediately following the satisfaction of a title requirement raised by the Company, which management expects will be satisfactorily resolved. Simultaneously, the Company is finalizing plans for a new 35,000 square foot headquarters facility which would house all of the Company's current Tulsa operations. The Company expects to invest approximately $2 million in this project.

         On October 30, 1997, the Company's board of directors adopted a stock buy-back program in which management is authorized to spend up to one-third of net income for fiscal 1997 and for each subsequent fiscal quarter thereafter until the program is terminated. The timing and the amount of stock repurchased will be dictated by overall financial and market conditions and the program will be reviewed on a regular basis. Subsequent to October 31, 1997, the Company repurchased 32,600 shares of its stock in open market transactions totaling $713,000.

         Management continually evaluates other alternatives to utilize its cash balances and capital resources. The Company has, during the past three years, evaluated several potential synergistic acquisitions to expand its presence in the lodging industry, and intends to continue to do so in the future.. These analyses have afforded management the opportunity to explore its potential borrowing ability with its bank and to discuss potential secondary stock offerings with other financial contacts. In addition, management believes that the Company's recent stock price more closely reflects the proper value of the Company compared to previous years and hence, makes the stock a viable alternative for use in compensating a potential acquisition target's owners. While the Company's ability to obtain additional debt or equity capital in the future would depend upon a multitude of factors, including the specifics of any proposed transaction, management believes that sufficient capital could be obtained at a reasonable cost to finance an acquisition or other expansion of the Company's operations.


OUTLOOK AND RISK FACTORS

         The statements in this section entitled "Outlook and Risk Factors," as well as other statements throughout this report regarding trends or future performance or events, are based on management's current expectations. These statements are forward-looking and actual results may differ materially. All such statements should be read in conjunction with the risk factors discussed herein and elsewhere in this report.

         Management will continue to pursue its present strategy focused on providing telecommunications equipment and service to the lodging industry. In the near-term, growth should continue from expansion of the Company's base of PBX customers through sales of new PBX systems and through securing service contracts on existing PBX systems. Management believes that the Company is in a position to continue to increase its market share in the near term in this expanding market. Near-term growth should also be achieved through accelerated market acceptance of the XPANDER(R) system. While a slow-down in the growth of the hospitality sector of the U.S. economy is not predicted in the immediate future, such a slow-down would most likely have an adverse effect on the Company's growth rate.

         The Company sells PBX systems under a distributorship agreement with Hitachi Telecom (USA), Inc., ("Hitachi"). The Company considers its relationship with Hitachi to be good and strongly believes that future renewals to its distributorship agreement can be negotiated on mutually beneficial terms, however, if such a renewal could not be achieved, the Company's operating results could be lower than those expected.

         Long-term growth for the Company will more likely be achieved through development of additional innovative new products and through acquisitions of existing technologies or businesses. To that end, management is devoting significant attention and resources into each of these areas, some or all of which will need to be successful for the Company to maintain the growth in sales and net income that it has recently enjoyed. Most important to the Company's long-term growth and success however, is maintaining the Company's reputation for quality service that is tailored to the needs of the hospitality industry.

         One of the by-products of the healthy hospitality industry has been a surge in consolidation of ownership of hotel properties. Much of this activity has been fueled by real estate investment trusts ("REIT's"), an investment vehicle designed to allow investors to pool their capital in a tax free corporate structure in to order to invest in commercial real estate. Although some hotel companies operate as traditional REIT's, the requirements of maintaining REIT status, as prescribed by the Internal Revenue Code, prohibit traditional REIT's from benefiting from the profitability of the operations of a hotel. A hybrid entity, called a Paired-Share REIT, avoids some of these disadvantages by pairing ownership in two entities, one being the property owner (similar to the traditional REIT) and the other being the hotel operating company. This operating structure allows the Paired-Share REIT to enjoy not only the rental income from the real estate owned, but also the profitability generated by the hotel's operations, all essentially in a tax-free corporate entity. The formation of Paired-Share REIT's has been prohibited by the IRS since 1983, but 4 such entities were allowed to continue operating under the structure, none of which were significant hotel owners or operators until recently. Two of those entities have begun to accelerate their growth by making significant acquisitions of hotel properties and in some cases, entire hotel chains. As a result, significant personnel changes are taking place within some of the Company's customers. While management believes that its reputation and strong industry relationships will prove beneficial as ownership consolidation continues, the ultimate potential impact of these changes to the Company's business and future growth is not known, and on a case-by-case basis, could range from a significantly improved relationship to a significantly impaired or severed relationship.

         The Company believes that it is taking the necessary steps to avert any possible disruption in its business that might occur as a result of the so-called "Year 2000 Problem". This potential problem relates to the programming logic in nearly all computers in which years are input as only two-digits, representing the last two digits of the year. The leading digits are usually embedded in the programming logic as "19" with the result that if "00" is input as the year, the computer relates it to the year 1900 rather than the year 2000. In order to address this problem in its own products, the Company has developed changes to the software for its various products and will be field-testing those changes at several locations with its major customers over the next few months. After successful field testing and debugging, this software upgrade will be rolled-out to all of the Company's customers. It is not expected that this upgrade will produce significant revenues for the Company. The Company has or will address the requirements to bring all of its internally used systems into year 2000 compliance. These include systems for such critical functions as service, accounting and product development. The costs associated with year 2000 compliance are not expected to be material.

         The Company is involved in two matters of pending litigation (See "Legal Proceedings" under Part I above). No loss contingencies, other than the estimated costs of bringing one of the cases to trial in February 1998, have been recorded in the financial statements. Should the outcome of either of these matters be unfavorable, however, the Company may have to record expenses which might cause operating results to be materially lower than those expected.

         The Company continues to focus nearly all of its research and development activities on the XPANDER(R) system and potential XPANDER(R)-based future products. Much of the Company's long-term anticipated growth is linked to the success of these development activities. To date, management has not encountered any technological barriers that would prevent the Company from pursuing continued development toward new capabilities and products based on the XPANDER(R) platform. However, some of the hardware and software development underway is highly complex and a technological barrier could arise which might delay or prevent the Company from realizing the anticipated revenue gains from these products. To date, the Company is not aware of any competitor products similar to XPANDER(R) and management believes that the limited nature of the hospitality market niche provides some protection from potential development of competing products by larger, more well-financed companies. To further solidify its position, the Company has applied for a patent on XPANDER(R), but it is too early in the application process to determine whether the Company will receive a patent and the protections associated therewith.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO FINANCIAL STATEMENTS OF THE COMPANY                        PAGE
--------------------------------------------                        ----
Report of Independent Public Accountants                            F-1

Consolidated Financial Statements

       Consolidated Balance Sheet - October 31, 1997                F-2

       Consolidated Statements of Operations - For
         the Years Ended October 31, 1997 and 1996                  F-3

       Consolidated Statements of Shareholders' Equity -
         For the Years Ended October 31, 1997 and 1996              F-4

       Consolidated Statements of Cash Flows - For the
         Years Ended October 31, 1997 and 1996                      F-5

Notes to Consolidated Financial Statements                          F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

   The directors, executive officers and significant employees of the Company are set forth below. All officers and members of the Board of Directors serve for a term of one year or until their successors are duly elected and qualified. Directors may be removed by holders of 66 2/3% of the Company's outstanding voting shares.

        NAME               AGE     POSITION
        ----               ---     --------
Jack R. Ingram             54      President, Chief Executive Officer and
                                       Director
Ronald L. Siegenthaler     54      Executive Vice President and Director
Robert B. Wagner           36      Vice  President of  Finance, Chief Financial
                                       Officer, Treasurer, Secretary and
                                       Director
Tom R. Crofford            45      Vice President of Engineering
Charles H. Rowland         56      Vice President of Manufacturing
Thomas A. Luce             41      Vice President of Service
Donald E. Reigel           43      Vice President of Marketing and Sales
Ron B. Barber              43      Director
Donald T. Duke             47      Director
Dr. Robert D. Hisrich      52      Director

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

   DR. HISRICH has been a director of the Company since March 1987. He occupies the A. Malachi Mixon III Chair in Entrepreneurial Studies and is Professor of Marketing and Policy Studies at the Weatherhead School of Management at Case Western Reserve University in Cleveland, Ohio. Prior to assuming such positions, he occupied the Boviard Chair of Entrepreneurial Studies and Private Enterprise and was Professor of Marketing at the College of Business Administration for the University of Tulsa. He is also a marketing and management consultant. He is a member of the Board of Directors of the Bovaird Supply Company, Jameson Inn, Inc., and Noteworthy Medical Systems, Inc., a member of the Editorial Boards of the Journal of Venturing and the Journal of Small Business Management, and a member of the Board of Directors of Enterprise Development, Inc. Dr. Hisrich received his Bachelor of Arts Degree in English and Science from DePaul University and his Master of Business Administration Degree (Marketing) and Ph.D. in Business Administration (Marketing, Finance, and Quantitative Methods) from the University of Cincinnati.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

   Based solely upon a review of Forms 3 and 4 furnished to the Company during its most recent fiscal year, and Forms 5 and written representations related thereto furnished to the Company with respect to its most recent fiscal year, the Company knows of no director, officer, or beneficial owner of more than ten percent (10%) of its common stock who failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934, as amended, during the most recent fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION.

   That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 27, 1998 and to be used in connection with the Company's Annual Meeting of Shareholders to be held April 2, 1998 is hereby incorporated by reference.

ITEM 11. SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND MANAGEMENT.

   That portion of the Company's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 27, 1998 and to be used in connection with the Company's Annual Meeting of Shareholders to be held April 2, 1998 is hereby incorporated by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   That portion of the Company's definitive Proxy Statement appearing under the caption "Related Transactions," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 27, 1998 and to be used in connection with the Company's Annual Meeting of Shareholders to be held April 2, 1998 is hereby incorporated by reference.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The Company filed no reports on Form 8-K during the last quarter of the fiscal year ended October 31, 1997.

(b) Exhibits made a part of this report are set forth in the Exhibit Index which appears at Page 19.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          XETA CORPORATION


JANUARY 27, 1998                  BY:  /s/Jack R. Ingram
                                     -----------------------------------------
                                       JACK R. INGRAM, PRESIDENT AND
                                       CHIEF EXECUTIVE OFFICER


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


JANUARY 27, 1998                    /s/Jack R. Ingram
                                  --------------------------------------------
                                  JACK R. INGRAM, PRESIDENT,
                                       CHIEF EXECUTIVE OFFICER AND DIRECTOR


JANUARY 27, 1998                    /s/Robert B. Wagner
                                  --------------------------------------------
                                  ROBERT B. WAGNER, VICE PRESIDENT OF FINANCE,
                                        CHIEF FINANCIAL OFFICER, AND DIRECTOR


JANUARY 23, 1998                    /s/Donald T. Duke
                                  --------------------------------------------
                                  DONALD T. DUKE, DIRECTOR



JANUARY 26, 1998                    /s/Ronald L. Siegenthaler
                                  --------------------------------------------
                                  RONALD L. SIEGENTHALER, DIRECTOR

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Xeta Corporation:

We have audited the accompanying consolidated balance sheet of Xeta Corporation (an Oklahoma corporation) and subsidiaries as of October 31, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xeta Corporation and subsidiaries as of October 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1997, in conformity with generally accepted accounting principles.


                                                         /s/ ARTHUR ANDERSEN LLP
                                                             ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
   December 5, 1997

                                XETA CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                OCTOBER 31, 1997


                                     ASSETS
                                    (Note 2)

CURRENT ASSETS:
   Cash and cash equivalents (Note 1)                                              $  6,011,841
   Current portion of net investment in sales-type leases (Note 9)                    2,122,405
   Trade accounts receivable, net of allowance of $118,722                            1,501,843
   Inventories, net (Note 5)                                                          1,498,748
   Deferred tax asset, net (Note 4)                                                      61,743
   Prepaid expenses and other                                                            75,827
                                                                                   ------------
         Total current assets                                                        11,272,407
                                                                                   ------------

NONCURRENT ASSETS:
   Net investment in sales-type leases, less current portion above (Note 9)           1,381,818
   Property, plant and equipment, net (Note 1 and 14)                                   634,905
   Purchased long distance contracts, net of accumulated amortization
     of $85,360 (Note 3)                                                                938,958
   Capitalized software production costs, net of accumulated
     amortization of $333,066                                                           537,578
   Other                                                                                 54,197
                                                                                   ------------
         Total noncurrent assets                                                      3,547,456
                                                                                   ------------
         Total assets                                                              $ 14,819,863
                                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                                $    591,822
   Unearned revenue (Note 7)                                                          2,877,785
   Accrued liabilities (Note 6)                                                         739,696
   Accrued taxes                                                                        118,874
                                                                                   ------------
         Total current liabilities                                                    4,328,177
                                                                                   ------------

UNEARNED SERVICE REVENUE (Note 7)                                                       603,433
                                                                                   ------------

NONCURRENT DEFERRED TAX LIABILITY, net (Note 4)                                         551,720
                                                                                   ------------

COMMITMENTS (Notes 3, 9, 11 and 15)

SHAREHOLDERS' EQUITY (Note 8):
   Common stock; $.10 par value; 10,000,000 shares authorized, 2,207,285
     issued                                                                             220,728
   Paid-in capital                                                                    4,859,340
   Retained earnings                                                                  4,516,205
                                                                                   ------------
                                                                                      9,596,273
   Less- Treasury stock, at cost                                                       (259,740)
                                                                                   ------------
         Total shareholders' equity                                                   9,336,533
                                                                                   ------------
         Total liabilities and shareholders' equity                                $ 14,819,863
                                                                                   ============


                     The accompanying notes are an integral
                    part of this consolidated balance sheet.

                                XETA CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                       For the Years
                                                                     Ended October 31,
                                                               -----------------------------
                                                                   1997              1996
                                                               -----------       -----------
SYSTEM SALES                                                   $ 9,405,120       $ 6,552,424
INSTALLATION AND SERVICE REVENUES                                9,355,360         6,888,350
                                                               -----------       -----------
NET SALES, INSTALLATION AND SERVICE REVENUES                    18,760,480        13,440,774
                                                               -----------       -----------

COST OF SYSTEM SALES                                             6,074,116         4,072,157
INSTALLATION AND SERVICE COSTS                                   5,884,096         4,385,535
                                                               -----------       -----------
TOTAL COST OF SALES, INSTALLATION AND SERVICE                   11,958,212         8,457,692
                                                               -----------       -----------
         Gross profit                                            6,802,268         4,983,082

OPERATING EXPENSES:
   Selling, general and administrative                           3,629,250         2,751,715
   Engineering                                                     120,076           116,440
   Research and development                                        240,189           232,914
   Amortization of capitalized software production costs           149,512            54,912
                                                               -----------       -----------
         Total operating expenses                                4,139,027         3,155,981
                                                               -----------       -----------

INCOME FROM OPERATIONS                                           2,663,241         1,827,101

INTEREST AND OTHER INCOME, net (Note 1)                            667,069           662,240
                                                               -----------       -----------
INCOME BEFORE PROVISION FOR INCOME TAXES                         3,330,310         2,489,341
PROVISION FOR INCOME TAXES (Note 4)                              1,190,000           904,000
                                                               -----------       -----------
NET INCOME                                                     $ 2,140,310       $ 1,585,341
                                                               ===========       ===========

INCOME PER COMMON AND COMMON EQUIVALENT SHARE (Note 13)
                                                               $       .90       $       .68
                                                               ===========       ===========
WEIGHTED AVERAGE SHARES OUTSTANDING                              2,006,255         1,971,061
                                                               ===========       ===========
WEIGHTED AVERAGE EQUIVALENT SHARES - Primary                     2,365,244         2,334,316
                                                               ===========       ===========



                     The accompanying notes are an integral
                     part of these consolidated statements.

                                XETA CORPORATION


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                  FOR THE YEARS ENDED OCTOBER 31, 1997 AND 1996




                                           Common Stock                 Treasury Stock
                                   --------------------------       ------------------------
                                     Number of                                                    Paid-in        Retained
                                   Shares Issued   Par Value        Shares          Amount        Capital        Earnings
                                    ----------     ----------     ----------      ----------      ----------     ----------
BALANCE AT OCTOBER 31, 1995          2,003,320     $  200,332       (189,747)     $ (259,740)     $4,092,291     $  790,554

   Stock options exercised             179,333         17,933           --              --           164,733           --

   Tax benefit of stock options           --             --             --              --           479,389           --

   Net income                             --             --             --              --              --        1,585,341
                                    ----------     ----------     ----------      ----------      ----------     ----------

BALANCE AT OCTOBER 31, 1996          2,182,653        218,265       (189,747)       (259,740)      4,736,413      2,375,895

   Stock options exercised              24,632          2,463           --              --            43,828           --

   Tax benefit of stock options           --             --             --              --            79,099           --

   Net income                             --             --             --              --              --        2,140,310
                                    ----------     ----------     ----------      ----------      ----------     ----------

BALANCE AT OCTOBER 31, 1997          2,207,285     $  220,728       (189,747)     $ (259,740)     $4,859,340     $4,516,205
                                    ==========     ==========     ==========      ==========      ==========     ==========

                     The accompanying notes are an integral
                     part of these consolidated statements.

                                XETA CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the Years
                                                                                   Ended October 31,
                                                                             ----------------------------
                                                                                 1997             1996
                                                                             -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                $ 2,140,310      $ 1,585,341
                                                                             -----------      -----------
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation                                                              209,531          155,848
       Amortization                                                              149,512           54,912
       (Gain) loss on sale of assets                                               3,859          (12,435)
       Provision for doubtful accounts receivable                                 36,000           38,000
       Provision for excess and obsolete inventory                                33,666             --
       Change in assets and liabilities-
         (Increase) decrease in net investment in sales-type leases            1,450,807         (464,639)
         Increase in other receivables                                           (21,364)        (226,034)
         Increase in inventories                                                (490,918)        (156,732)
         (Increase) decrease in prepaid income taxes                             173,785         (173,785)
         Decrease in deferred tax asset                                           31,154          189,288
         (Increase) decrease in prepaid expenses and other assets                184,886           (6,238)
         Increase (decrease) in accounts payable                                 220,349          (70,108)
         Increase (decrease) in unearned revenue                                (182,074)           7,456
         Increase (decrease) in accrued liabilities                               72,858          (53,701)
         Increase in accrued income taxes                                        197,973             --
         Increase (decrease) in deferred tax liabilities                         (40,264)         116,063
                                                                             -----------      -----------
           Total adjustments                                                   2,029,760         (602,105)
                                                                             -----------      -----------
              Net cash provided by operating activities                        4,170,070          983,236
                                                                             -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of long distance contracts                                       (1,024,318)            --
   Additions to property, plant and equipment                                   (453,390)        (237,742)
   Additions to capitalized software production costs                           (275,913)        (196,716)
   Proceeds from sale of assets                                                     --             28,948
                                                                             -----------      -----------
              Net cash used in investing activities                           (1,753,621)        (405,510)
                                                                             -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Exercises of stock options and warrants                                        46,291          182,666
                                                                             -----------      -----------
              Net cash provided by financing activities                           46,291          182,666
                                                                             -----------      -----------
              Net increase in cash and cash equivalents                        2,462,740          760,392

CASH AND CASH EQUIVALENTS, beginning of year                                   3,549,101        2,788,709
                                                                             -----------      -----------
CASH AND CASH EQUIVALENTS, end of year                                       $ 6,011,841      $ 3,549,101
                                                                             ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for income taxes                                $ 1,115,290      $   554,595
                                                                             ===========      ===========
   Noncash tax benefit of options exercised                                  $    79,099      $   479,389
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

                                OCTOBER 31, 1997



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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents at October 31, 1997, consist of money market accounts and commercial bank accounts.

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

RESEARCH AND DEVELOPMENT AND CAPITALIZATION OF SOFTWARE PRODUCTION COSTS

The Company capitalizes software production costs related to a product upon the establishment of technological feasibility as defined by generally accepted accounting principles. Amortization is provided on a product-by-product basis based upon the estimated useful life of the software (generally five years). All other research and development costs (including those related to software for which technological feasibility has not been established) are expensed as incurred.

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

2.  REVOLVING CREDIT AGREEMENT:

The Company maintains a $1,000,000 revolving line of credit with its bank. The amended loan agreement expires on April 1, 1999. Advances under the agreement are based on the Company's current receivables. Substantially all of the Company's assets are collateralized under the agreement which also contains provisions which impose certain restrictions on the Company and requires the Company to meet certain financial ratios. At October 31, 1997, the Company was in compliance with the credit agreement. No advances have been made under this agreement during fiscal 1997 or 1996.

3.  OPERATOR SERVICES BUSINESS AND PURCHASED LONG DISTRANCE CONTRACTS:

Effective April 1, 1997, the Company became authorized as a sales subagent to market, on a nonexclusive basis, a wide variety of MCI long distance services to commercial customers, including the hospitality industry. Simultaneously, the Company entered into a marketing alliance with Americom Communications Services, Inc. ("AMERICOM") to jointly market these services to the hotel industry. The two companies share in the net commissions earned from those services according to a prescribed formula in the marketing alliance agreement.

Also effective April 1, 1997, the Company purchased AMERICOM's interest in existing long distance contracts at 71 hotels for $1,108,000. The purchase price included a payment for the contracts of $1,024,000, which has been capitalized, and reimbursement of certain equipment fees on installed equipment. The capitalized costs are being amortized ratably over the estimated future life of the contracts. A majority of these 71 hotels receive long distance services jointly from MCI and another carrier. The remaining hotels are served exclusively by MCI. The purchase agreement includes AMERICOM's interest in commissions earned from both carriers.

Previous to the purchase agreement, AMERICOM had obtained loans from one of the carriers secured by future commissions to be earned under various long distance contracts, including those contracts purchased by the Company. To effect the transfer of AMERICOM's interest in the 71 hotel contracts, which were collateralized by the loans, the Company guaranteed AMERICOM's indebtedness. The amount of the guarantee at October 31, 1997, was approximately $434,000. The Company believes that AMERICOM's earnings from its share of net commissions as well as other revenue sources pledged by AMERICOM will be sufficient to retire the indebtedness in accordance with the terms of the loans, therefore no liability has been recorded related to the guarantee.

4.  INCOME TAXES:

Income tax expense is based on pretax financial accounting income. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities.

The income tax provision for the years ending October 31, 1997 and 1996 consists of the following:

                                                 1997             1996
                                            ------------      -----------

Current provision - federal                 $  1,199,110      $   585,023
Deferred provision (benefit) - federal            (9,110)         261,353
State income taxes                                 -              101,000
Tax credits and other adjustments                  -              (43,376)
                                            ------------      -----------
           Total provision                  $  1,190,000      $   904,000
                                            ============      ===========

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

                                        Year Ended
                                        October 31,
                                      -------------
                                      1997     1996
                                      ----     ----
Statutory rate                         34%      34%
State income taxes                      0%       4%
Tax credits and other adjustments       2%      (2)%
                                      ---      ---
Effective rate                         36%      36%
                                      ===      ===

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31, 1997, are presented below:

Deferred tax assets:
  Prepaid service contracts                                     $ 32,305
  Nondeductible reserves                                         207,502
  Other                                                           20,559
                                                                --------
     Total deferred tax asset                                    260,366
                                                                --------

Deferred tax liabilities:
  Unamortized capitalized software development costs             182,777
  Tax income to be recognized on sales-type lease contracts      501,606
  Other                                                           65,960
                                                                --------
     Total deferred tax liability                                750,343
                                                                --------
     Net deferred tax liability                                 $489,977
                                                                ========

5.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consists of the following components at October 31, 1997:

Raw materials                                       $  712,546
Finished goods and spare parts                       1,001,202
                                                    ----------
                                                     1,713,748
Less- Reserve for excess and obsolete inventory        215,000
                                                    ----------
         Inventories, net                           $1,498,748
                                                    ==========

6.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31, 1997:

Bonuses                             $   512,776
Taxes other than income                  52,185
Vacation                                 78,679
Commissions                              64,563
Other                                    31,493
                                    -----------
                                    $   739,696
                                    ===========

7.  UNEARNED REVENUE:

Unearned revenue consists of the following at October 31, 1997:

Service contracts                                   $  1,522,597
Warranty service                                         685,955
Customer deposits                                        508,359
Systems shipped but not installed                         42,825
Other                                                    118,049
                                                    ------------
Total current unearned revenue                         2,877,785
Noncurrent unearned service revenue                      603,433
                                                    ------------
                                                    $  3,481,218
                                                    ============

8.  STOCK OPTIONS:

The Company has a stock option plan (the Plan) for officers and key employees. The Board of Directors determines the option price, not to be less than fair market value, at the date of grant.

The options generally expire ten years from the date of grant and are exercisable at a rate of 33 1/3 percent per year after a one-year waiting period.

                                         Outstanding Options
                                     ---------------------------
                                                       Price Per
                                     Number              Share
                                     ---------        ----------
Balance, October 31, 1996              109,967        $1.00-6.56
Exercised                              (14,632)       $1.00-6.56
                                     ---------
Balance, October 31, 1997               95,335        $1.00-6.56
                                     =========

At October 31, 1997, options to purchase 83,667 shares are exercisable and 50,000 shares were available for future grants under the Plan.

The Company has also granted options outside the Plan to certain officers and directors. These options generally expire ten years from the date of grant and are exercisable over the period stated in each option. The table below presents information regarding options granted outside the Plan.

                                       Outstanding Options
                                     -----------------------
                                                   Price Per
                                      Number         Share
                                     -------      ----------
Balance, October 31, 1996            470,000      $1.00-1.53
Exercised                            (10,000)        $1.31
                                     -------
Balance, October 31, 1997            460,000      $1.00-1.53
                                     =======

On November 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock Based Compensation." SFAS 123 requires companies to record in their financial statements the compensation expense, if any, related to stock options issued to employees. Alternatively, SFAS 123 allows companies to choose only to disclose the impact of issued stock options as if the expense had been recorded in the financial statements. The Company has adopted this alternative method of accounting for stock options. Had the Company recorded compensation expense related to its stock option plans in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                               For the Year Ending
                                     October 31,
                          -------------------------------
                                1997              1996
                          -------------     -------------
NET INCOME:
   As reported            $   2,140,310     $   1,585,341
   Pro forma              $   2,122,572     $   1,572,158

EARNINGS PER SHARE:
   As reported            $        .90      $        .68
   Pro forma              $        .90      $        .67

The fair value of the options granted was estimated at the date of grant using the Modified Black-Scholes European pricing model with the following assumptions: risk free interest rate (5.38%), dividend yield (0.00%), expected volatility (107.47%), and expected life (6 years).

9.  COMMITMENTS:

Minimum future annual payments to be received and paid under various leases are as follows:

                                               Sales-Type
                                            Lease Payments           Operating
October 31,                                    Receivable              Leases
-----------                                 ---------------         ----------
    1998                                      $   2,476,328         $  235,518
    1999                                          1,155,759            138,127
    2000                                            260,586             39,714
    2001                                             12,744             18,436
    2002                                              -                 18,284
                                              -------------         ----------
                                              $   3,905,417         $  450,079
                                                                    ==========
Less- Imputed interest                             (401,194)
                                              -------------
Present value of minimum payments             $   3,504,223
                                              =============

The Company incurred operating lease costs of approximately $323,000 and $215,000 in 1997 and 1996, respectively.

On October 30, 1997, the Company's board of directors adopted a stock buy-back program in which management is authorized to spend up to one-third of net income for fiscal 1997 and for each subsequent fiscal quarter thereafter until the program is terminated. The timing and the amount of the stock repurchased, if any, will be dictated by overall financial and market conditions and the program will be reviewed on a regular basis.

10.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

Marriott International/Marriott Host ("Marriott") is a major customer of the Company. The Company has systems installed at various Marriott owned or managed hotels under the brands "Marriott," "Residence Inn by Marriott," "Courtyard by Marriott," and "Fairfield Inn by Marriott." Revenues from Marriott represented 23 percent of the Company's revenues for the years ended October 31, 1997 and 1996. Marriott has been a major customer of the Company since 1986 and management considers its relationship with Marriott to be good. However, the loss of Marriott as a customer would have a material adverse effect on the Company's operating results and financial condition.

The Company's products are designed and marketed to meet the specific telecommunications needs of the lodging industry and the Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions which, in turn, may impact the Company's overall credit risk. However, because the Company's products are essential, revenue-producing assets of the customer and because the ultimate credit risk typically rests with the individual hotel where the equipment is installed, management considers the Company's credit risk to be satisfactorily diversified and that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 1997.

11.  EMPLOYMENT AGREEMENTS:

During fiscal 1997, the Company's board of directors adopted a bonus plan for certain officers of the Company. Under the plan, annual bonuses are earned based upon after-tax net income. In addition, the President is eligible for a quarterly bonus based upon after-tax net income, subject to a maximum of $10,000 per quarter. The Company also has agreements with two of its directors to perform services outside of their functions as board members. One of the board members serves as the Company's Executive Vice President and concentrates on sales, marketing and investor relations activities. The other board member primarily researches and evaluates potential acquisitions. Compensation under these agreements is a fixed monthly sum plus out-of-pocket expenses. Both directors are considered independent contractors.

In accordance with an employment agreement entered into during 1995, the Company's Vice President of Marketing and Sales earns an annual salary, commissions and bonuses. Commissions and bonuses earned under the agreement are based on total net revenues and the increase, if any, in annual net revenues.

Bonuses, commissions and other payments earned under the agreements described above were $608,000 and $573,000 for the years ending October 31, 1997 and 1996, respectively.

12.  CONTINGENCY:

Phonometrics, Inc. a Florida based corporation, has filed numerous lawsuits against telecommunications equipment manufacturers and hotels who use such equipment (e.g., PBX, call accounting and answer detection systems), in various federal courts throughout the country, most notably the Southern District of Florida (the "Florida litigation") and the Northern District of California (the "California litigation"), alleging infringement of a patent held by Phonometrics. While the Company has not been named as a defendant in any of these cases, several of its customers are named defendants and have notified the Company that they seek indemnification under the terms of their contracts with the Company. Because there are other equipment vendors implicated along with the Company in the cases filed against its customers, the Company has not assumed the outright defense of its customers in any of these actions, although one customer has demanded that it do so.

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

The District Court in the Florida litigation (the "District Court") has heard the cases filed against the equipment manufacturers (the "manufacturer cases"), including Northern Telecom Inc., and found against Phonometrics and in favor of the manufacturers. The Florida litigation against the hotels (the "hotel cases") has been stayed pending the outcome of Phonometrics' appeal of the Northern Telecom decision to the Federal Circuit Court. Oral arguments in such appeal were heard on December 4, 1997, and the case now awaits a decision by the appeals court. In its order staying the hotel cases pending the outcome of the Northern Telecom appeal, the District Court stated that it will enter final judgment in the hotel cases in favor of the hotels if the Federal Circuit Court agrees with the District Court's determination of the scope of Phonometrics' patent, as ruled in the manufacturer cases.

The California litigation has been stayed pending the outcome of the Florida litigation. While it is not possible to predict the outcome of Phonometrics' appeal of the Northern Telecom ruling or the outcome of the California litigation, the Company remains cautiously optimistic that should Phonometrics lose its appeal, the Florida litigation against the Company's customers would most likely be resolved in favor of such customers, which in turn would establish favorable precedent for use in the California litigation.

On June 16, 1995, Associated Business Telephone Company ("ABTS"), a New Jersey corporation, brought suit against the Company in the Superior Court of Camden County, New Jersey, based upon allegations of breach of warranty, breach of contract, and tortious interference with ABTS' relationships with certain of its customers, arising in connection with (i) a Distributor's Agreement entered into between the Company and D&P Investments in 1986, pursuant to which the Company sold to D&P Investments certain call accounting systems, and (ii) a Maintenance Agreement between the Company and ABTS pursuant to which the Company furnished maintenance services for such systems. D&P Investments has allegedly assigned its claim for breach of the Distributor's Agreement to ABTS. ABTS seeks damages in the amount of $1,000,000. The Company has filed a counterclaim against ABTS and a third-party claim against D&P Investments based upon breach of contract. The trial date for this case is scheduled for February 17, 1998, and discovery is substantially complete. The Company has filed a motion for summary judgement in its favor on all claims brought by ABTS against the Company. The Company's motion has not yet been ruled on by the court. The Company intends to continue to vigorously defend this action.

13.  EARNINGS PER SHARE:

For fiscal year 1997, earnings per common and common equivalent share were determined on the assumption that all options, where dilutive, were exercised at the beginning of the period, or if issued during the year, at the time of issuance. Under the treasury stock method of accounting for options and warrants, outstanding shares were decreased by the number of shares that could have been purchased with the proceeds and tax benefits from the exercise.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which establishes standards for computing and presenting earnings per share ("EPS") for entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies the standards for computing EPS and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS, which excludes dilution. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. In accordance with SFAS No. 128, the Company will adopt this new standard on November 1, 1997. Had SFAS No. 128 been applied to the periods presented in these financial statements, pro forma basic EPS would have been $1.07 and $.80 for the years ending October 31, 1997 and 1996, respectively. Pro forma dilutive EPS would not be different from primary EPS presented in these financial statements.

14.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following at October 31, 1997:

Data processing and computer field equipment                $  1,105,379
Office furniture                                                 127,527
Other                                                            253,328
                                                            ------------

Total property, plant and equipment                            1,486,234
Less- accumulated depreciation                                  (851,329)
                                                            ------------

Total net property, plant and equipment                     $    634,905
                                                            ============

15.  RETIREMENT PLAN:

The Company began a 401(k) retirement plan ("Plan") on November 1, 1994. In addition to employee contributions, the Company makes discretionary matching and nonelective contributions to the Plan based on percentages set by the Board of Directors. Contributions made by the Company to the Plan were $129,000 and $98,000 for the years ending October 31, 1997 and 1996, respectively.

                                 EXHIBIT INDEX

SEC No.                           Description
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

         10.1     HCX500(R) Authorized Distributor Agreement dated April 1, 1997 between Hitachi Telecom (USA), Inc.
                  and XETA Corporation - Omitted as substantially identical to the Authorized Distributor Agreement dated April 8, 1993 between Hitachi America, Ltd. and XETA Corporation which was previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended
                  October 31, 1993.

         10.2     Contract for Sale of Real Estate dated October 1, 1997 between Badger Meter, Inc. as Seller and the Company as Buyer.

         10.3     Letter Agreement dated November 24, 1997 regarding Contract Extension between Badger Meter, Inc.
                  and the Company.

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