Form 10QSB
period 1998-01-31
XETA CORP
filed 1998-03-16
CIK 742550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED JANUARY 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-16231


                               XETA Corporation                                '
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Oklahoma                                      73-1130045           '
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer      ' '
incorporation or organization)                       Identification No.)

    4500 S. Garnett, Suite 1000, Tulsa, Oklahoma                74146          '
--------------------------------------------------------------------------------
   (Address of principal executive offices)                   (Zip Code)

                              918-664-8200                                     '
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                             Not Applicable                                    '
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

         Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No     '
                             ---           ---
Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at March 1, 1998
--------------------------------        ----------------------------
Common Stock, $.10 par value                        2,051,771



                         Page 1 of 20 consecutive pages
                        Exhibit Index appears on Page 19.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                      Page No.
                                                                   --------

         Consolidated Balance Sheets - January 31, 1998               3
             and October 31, 1997

         Consolidated Statements of Operations - For the              4
             Three months ending January 31, 1998 and 1997

         Consolidated Statements of Shareholder's Equity -            5
             November 1, 1997 through January 31, 1998

         Consolidated Statements of Cash Flows - For the              6
             Three months ending January 31, 1998 and 1997

         Notes to Consolidated Financial Statements                   7

                                XETA CORPORATION
                          CONSOLIDATED BALANCE SHEETS




                                     ASSETS
                                     ------
                                                                          January 31, 1998      October 31, 1997
                                                                       ------------------      ------------------
                                                                          (Unaudited)
Current Assets:
  Cash and cash equivalents                                                  $ 5,276,308             $ 6,011,841
  Current portion of net investment in
    sales-type leases                                                          2,049,540               2,122,405
  Other receivables, net                                                       2,562,451               1,501,843
  Inventories, net (Note 4)                                                    1,640,091               1,498,748
  Deferred tax asset, net (Note 7)                                                95,531                  61,743
  Prepaid expenses and other assets                                              125,136                  75,827
                                                                       ------------------      ------------------
    Total current assets                                                      11,749,057              11,272,407
                                                                       ------------------      ------------------

Noncurrent Assets:
  Net investment in sales-type leases,
    less current portion above                                                 1,224,011               1,381,818
  Purchased long distance contracts, net (Note 2)                                887,742                 938,958
  Property, plant & equipment, net (Note 5)                                      684,294                 634,905
  Capitalized software production costs, net of
    accumulated amortization of $363,066 at Jan.
    31, 1998 and $333,066 at Oct. 31, 1997                                       548,783                 537,578
  Other assets                                                                    62,818                  54,197
                                                                       ------------------      ------------------
    Total noncurrent assets                                                    3,407,648               3,547,456
                                                                       ------------------      ------------------

    Total assets                                                             $15,156,705             $14,819,863
                                                                       ==================      ==================

                       LIABILITIES & SHAREHOLDER'S EQUITY
                       ----------------------------------

Current liabilities:
  Accounts payable                                                             $ 613,897               $ 591,822
  Unearned revenue (Note 6)                                                    3,138,796               2,877,785
  Accrued liabilities                                                            413,614                 739,696
  Accrued federal and state income taxes                                         591,720                 118,874
                                                                       ------------------      ------------------
    Total current liabilities                                                  4,758,027               4,328,177
                                                                       ------------------      ------------------

Unearned service revenue (Note 6)                                                541,259                 603,433
                                                                       ------------------      ------------------

Noncurrent deferred tax liability, net (Note 7)                                  519,275                 551,720
                                                                       ------------------      ------------------

Commitments (Note 2)

Shareholders' equity:
  Common stock; $.10 par value; 10,000,000
   shares authorized, 2,230,785 and 2,207,285
   issued at January 31, 1998 and October
   31, 1997, respectively                                                        223,078                 220,728
  Paid-in capital                                                              4,880,490               4,859,340
  Retained earnings                                                            5,206,904               4,516,205
                                                                       ------------------      ------------------
                                                                              10,310,472               9,596,273
  Less treasury stock, at cost                                                  (972,328)               (259,740)
                                                                       ------------------      ------------------
   Total shareholders' equity                                                  9,338,144               9,336,533
                                                                       ------------------      ------------------
   Total liabilities & shareholders' equity                                  $15,156,705             $14,819,863
                                                                       ==================      ==================


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                            For the Three Months
                                                             Ending January 31,
                                                         1998                   1997
                                                         ----                   ----

Installation and service revenues                        $2,890,515             $1,817,937
Sales of systems                                          1,956,809              1,082,792
Long distance services                                      203,499                      -
                                                   -----------------      -----------------
  Net sales and service revenues                          5,050,823              2,900,729
                                                   -----------------      -----------------

Installation and service cost                             1,754,133              1,143,271
Cost of sales                                             1,245,257                645,194
Cost of long distance services                               75,222                      -
                                                   -----------------      -----------------
  Total cost of sales and service                         3,074,612              1,788,465
                                                   -----------------      -----------------

    Gross profit                                          1,976,211              1,112,264
                                                   -----------------      -----------------

Operating expenses:
  Selling, general and administrative                       926,999                674,378
  Engineering, research and development,
    and amortization of capitalized
    software production costs                               130,659                 98,868
                                                   -----------------      -----------------
      Total operating expenses                            1,057,658                773,246
                                                   -----------------      -----------------

Income from operations                                      918,553                339,018

  Interest and other income                                 179,146                167,822
                                                   -----------------      -----------------

Income before provision for income
  taxes                                                   1,097,699                506,840
Provision for income taxes                                  407,000                176,000
                                                   -----------------      -----------------


Net income                                                $ 690,699              $ 330,840
                                                   =================      =================


Earnings per share
  Basic                                                   $    0.34              $    0.17
                                                   =================      =================

  Diluted                                                 $    0.29              $    0.14
                                                   =================      =================


Weighted average shares outstanding                       2,003,912              1,995,352
                                                   =================      =================

Weighted average shares equivalents                       2,357,117              2,345,180
                                                   =================      =================




        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    NOVEMBER 1, 1997 THROUGH January 31, 1998
                                   (Unaudited)




                           Common Stock                     Treasury Stock      .
                     ---------------------------       --------------------------
                       Number of
                     Shares Issued                                                        Paid-in          Retained
                     & Outstanding     Par Value         Shares          Amount           Capital          Earnings
                     -------------     ---------         ------          ------           -------          --------


Balance -
 October 31, 1997       2,207,285       $220,728       (189,747)       $(259,740)       $4,859,340        $4,516,205

  Stock options
    exercised              23,500          2,350                                            21,150

  Treasury stock
    acquired                                            (32,600)        (712,588)

  Net Income                                                                                                 690,699
                        ---------       ---------        -------       ----------       ----------        ----------
Balance -
 January 31, 1998       2,230,785       $ 223,078       (222,347)      $ (972,328)      $4,880,490        $5,206,904
                        =========       =========        =======       ==========       ==========        ==========



        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         For the Three Months
                                                                                          Ending January 31,
                                                                                     1998                    1997
                                                                                     ----                    ----
Cash flows from operating activities:
    Net Income                                                                        $ 690,699              $ 330,840
                                                                                ---------------       ----------------

    Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                                      66,142                 43,245
       Amortization of capitalized software
          production costs and long distance contracts                                   81,216                 14,652
       (Gain) loss on sale of assets                                                        357                      -
       Provision for doubtful accounts receivable                                         9,000                  9,000
    Change in assets and liabilities:
       (Increase) decrease in net investment in
          sales-type leases                                                             230,672                273,548
       (Increase) in other receivables                                               (1,069,608)              (165,654)
       (Increase) decrease in inventories                                              (141,343)              (183,352)
        Decrease in prepaid income taxes                                                    -                  173,785
        (Increase) decrease in deferred tax asset                                       (33,788)               (28,276)
       (Increase) decrease in prepaid expenses and
          other assets                                                                  (57,930)               (62,583)
        Increase (decrease) in accounts payable                                          22,075                 78,288
        Increase (decrease) in unearned revenue                                         198,837                303,286
        Increase in accrued income taxes                                                472,846                 52,920
        Increase (decrease) in accrued liabilities                                     (326,082)              (417,321)
        Increase (decrease) in deferred tax liabilities                                 (32,445)               (63,238)
                                                                                ---------------       ----------------
Total adjustments                                                                      (580,051)                28,300
                                                                                ---------------       ----------------
              Net cash provided by
              operating activities                                                      110,648                359,140
                                                                                ---------------       ----------------

Cash flows from investing activities:
       Additions to capitalized software                                                (41,196)               (84,662)
       Additions to property, plant & equipment                                        (116,749)               (48,660)
       Proceeds from sale of assets                                                         852
                                                                                ---------------       ----------------
              Net cash used in
                 investing activities                                                  (157,093)              (133,322)
                                                                                ---------------       ----------------

Cash flows from financing activities:
    Purchase of treasury stock                                                         (712,588)
    Exercise of stock options                                                            23,500                  6,563
                                                                                ---------------       ----------------
              Net cash provided by (used in) financing activities                      (689,088)                 6,563
                                                                                ---------------       ----------------
              Net increase (decrease) in cash and
                 cash equivalents                                                      (735,533)               232,381

Cash and cash equivalents, beginning of period                                        6,011,841              3,549,101
                                                                                ---------------       ----------------
Cash and cash equivalents, end of period                                             $5,276,308             $3,781,482
                                                                                ===============       ================

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                                $ -                  $ 282
    Cash paid during the period for income taxes                                        $ 6,034              $ 108,462


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1998
                                   (Unaudited)



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


(2)      COMMITMENT

         In April 1997, the Company entered the long distance services market through a sales sub-agency agreement with MCI and through a marketing alliance with Americom Communications Services, Inc. ("Americom"). Simultaneously, the Company purchased Americom's interest in existing long distance contracts at 71 hotels. Previous to the Company's purchase of these contracts, Americom had obtained loans from the long distance carrier, which were secured by future commissions to be earned. To effect the transfer of ownership in these contracts, the Company guaranteed Americom's indebtedness. At January 31, 1998, the amount of the guarantee was $366,000.


(3)      REVOLVING CREDIT AGREEMENT

         The company maintains a $1,000,000 revolving line of credit with its bank. There are no outstanding advances under the credit agreement.

(4)      INVENTORIES
         The following are the components of inventories:

                                                                             January 31,           October 31,
                                                                               1998                   1997
                                                                             ----------            ----------
                                                                             (Unaudited)

         Raw materials                                                        $  803,644            $  712,546
         Finished goods and spare parts                                        1,051,447             1,001,202
                                                                              ----------             ---------
                                                                               1,855,091             1,713,748

         Less reserve for excess and
          obsolete inventory                                                    (215,000)             (215,000)
                                                                              ----------            ----------

                                                                              $1,640,091            $1,498,748
                                                                              ==========            ==========


(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                             January 31,           October 31,
                                                                               1998                   1997
                                                                             ----------            ----------
                                                                             (Unaudited)

         Computer field equipment                                             $1,163,751            $1,105,379
         Office furniture                                                        129,687               127,527
         Other                                                                   308,178               253,328
                                                                              ----------            ----------

                                                                               1,601,616             1,486,234

         Less accumulated depreciation                                          (917,322)             (851,329)
                                                                              ----------            ----------

                                                                              $  684,294            $  634,905
                                                                              ==========            ==========


(6)      UNEARNED INCOME

         Unearned income consists of the following:

                                                                             January 31,           October 31,
                                                                               1998                   1997
                                                                             ----------            ----------
                                                                             (Unaudited)

         Service contracts                                                    $1,419,111            $1,522,597
         Warranty service                                                        689,718               685,955
         Systems shipped, but not installed                                      222,010                42,825
         Customer deposits                                                       696,802               508,359
         Other deferred revenue                                                  111,155               118,049
                                                                              ----------            ----------
            Total current deferred revenue                                     3,138,796             2,877,785

            Noncurrent unearned service revenues                                 541,259               603,433
                                                                              ----------       ---------------
                                                                              $3,680,054            $3,481,218
                                                                              ==========            ==========

(7)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                                             January 31,           October 31,
                                                                               1998                   1997
                                                                             ----------            ----------
                                                                             (Unaudited)

Deferred tax assets:
         Prepaid service contracts                                            $   29,281            $   32,305
         Nondeductible reserves                                                  213,490               207,502
         Other                                                                     2,637                20,559
                                                                               ---------            ----------
            Total deferred tax asset                                             245,408               260,366
                                                                              ----------            ----------

Deferred tax liabilities:
         Unamortized capitalized software
           development costs                                                    (186,586)             (182,777)
         Tax income to be recognized on sales-type
           lease contracts                                                      (416,606)             (501,606)
         Other                                                                   (65,960)              (65,960)
                                                                              ----------            ----------
            Total deferred tax liability                                        (669,152)             (750,343)
                                                                              ----------            ----------
Net deferred tax liability                                                    $ (423,744)           $ (489,977)
                                                                              ==========            ==========

(8)      INTEREST AND OTHER INCOME

         Interest and other income recorded in the accompanying financial statements, consists primarily of interest income earned from sales-type leases and cash investments.

(9)      FOOTNOTES INCORPORATED BY REFERENCE

         Certain footnotes are applicable to the consolidated financial statements, but would be substantially unchanged from those presented in the Company's Annual Report on Form 10-KSB, Commission File No. 0-16231, filed with the Securities and Exchange Commission on January 29, 1998. Accordingly, reference should be made to those statements for the following:

         Note                       Description
         ----                       -----------

           1        Business and summary of significant accounting policies

           3 Operator services business and purchased long distance contracts

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

          12        Contingency

          13        Earnings per share

          15        Retirement plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the quarter ending January 31, 1998, XETA Corporation (the "Company") reported net income of $691,000 on net sales of $5,051,000. These results represent gains of 109% and 74% in net income and net sales, respectively, compared to the first quarter of fiscal 1997. The Company's growth continues to be rooted in the increasing market acceptance of the Company's product offerings, specifically the Company's PBX related products and services.

The discussion which follows provides further analysis of the major factors and trends which management believes had the most significant impact on the financial condition of the Company as of January 31, 1998 and the results of its operations for the quarter then ended as compared to the same period one year ago. Also included in this discussion are the major factors, trends and risks which management believes will affect the outlook for the Company. This analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this report.


FINANCIAL CONDITION

During the first quarter of fiscal 1998, the Company's cash balances decreased $736,000 reflecting primarily the Company's repurchase of stock in accordance with its on-going stock buy-back plan. Cash flows from operations were $111,000 including net income of $691,000, which was partially offset by changes in working capital accounts and other operating activities. The largest change in working capital that caused a decline in the cash earned from operations was the $1,070,000 increase in accounts receivable during the quarter reflecting some delay in collections on accounts. Management has been aggressively pursuing collection of these accounts and collections have improved subsequent to the end of the quarter.

On October 30, 1997, the Company's board of directors adopted a stock buy-back program in which management is authorized to spend up to one-third of net income for fiscal 1997 and for each subsequent fiscal quarter thereafter until the program is terminated. During the first quarter, 32,600 shares of Company stock were purchased in open market transactions totaling $713,000. The buy-back program is reviewed on a regular basis and future purchases will be based upon overall financial and market conditions.

In addition to the items discussed above, the Company invested $157,000 in additional property and equipment, primarily field equipment to support PBX customer installations, but also internal equipment additions to support the growth in the Company's employee base.

Management considers the Company's financial condition to still be strong. Cash balances represent approximately 35% of total assets and over 50% of book value. In addition, working capital is nearly $7 million and the current ratio is 2.5. Management believes that present working capital and funds earned from future operations will be sufficient to meet the working capital needs required by the Company's current expansion. This current expansion includes increases in the Company's service and installation staff to meet the rapidly increasing customer base and the placement of additional call accounting systems under PBX and long distance service contracts. Additional capital is being invested in the expansion of the Company's physical facilities. Subsequent to January 31, 1998, the Company completed the purchase of a 13-acre tract of land in a developed, suburban business park located approximately 3 miles from the Company's present headquarters. Management anticipates that construction of a new 35,000 square foot facility will begin during the second fiscal quarter. This facility will house all of the Company's current Tulsa operations. Construction and relocation should be completed within one year and is estimated to cost $2.5 million.

In addition to expansion of the Company's business and facilities and the stock buy-back program, the Company is continually evaluating other alternatives to effectively utilize its cash balances and capital resources. These primarily include evaluation of potential synergistic acquisitions of existing businesses or divisions, which would expand its presence in the lodging or telecommunications industries. These types of activities resulted in the Company's entrance into the long distance services business and the purchase of 71 long distance contracts during the second quarter of fiscal 1997. While no assurance can be given, management believes that additional sources of capital, both debt and equity, would be available to the Company to consummate an acquisition, should existing cash balances be insufficient.


RESULTS OF OPERATIONS

Net sales and service revenues increased $2.15 million or 74% during the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. This increase in revenues consisted of an increase in installation and service revenues of $1.08 million or 59%, an increase in systems sales of $874,000 or 81%, and an increase in long distance revenues of $203,499. While each of these categories reported healthy increases, a clearer picture of the trends in the Company's business can be found by examining the revenues earned by each of the Company's three product lines. Revenues earned from PBX products and services increased $1.9 million or 122%, call accounting related revenues increased $51,000 or 4% and revenues from long distances services, a new product line, increased $203,000.

The increase in revenues from PBX activities included an increase of $904,000 or 143% in sales of new PBX's and an increase of $992,000 or 107% in PBX installation and service revenues. Management believes that the strong sales of PBX systems is due primarily to the continued and growing acceptance of the Company's product and service package for PBX systems, but also due to the expanding hospitality market. In addition to providing a 24 hour-per-day Service Center and regionally based service technicians, the Company also provides its PBX customers with an innovative package of equipment and services that have helped to distinguish the Company from its competitors. This package includes a XETA XL Series call accounting system and a predetermined number of free labor hours each month. These free hours allow customers to make some changes to their phone systems or receive non-emergency maintenance as part of their regular monthly service fee. Providing this innovative package and maintaining the quality of installation and maintenance services to the Company's growing customer base has gained the Company a reputation as a market leader resulting in continued sales to those same customers. Another key factor in the Company's current growth is the overall expanding hospitality industry, which is enjoying strong occupancy rates while being able to also charge higher room rates. These trends are fueling a building boom in some sectors of the industry, mainly smaller, extended stay hotels; however, some new construction and major renovation of larger, full service, business hotels is also occurring. The Company is enjoying its share of this business.

The increase in revenues from call accounting related activities consisted of a decrease in sales of new call accounting systems of $30,000 or 7% which was offset by a $81,000 or 9% increase in revenues from installation and service of call accounting systems. Despite the decrease, management considers the sales of call accounting systems, a mature product line, to be satisfactory. The increase in call accounting service revenues reflects the fact that the Company is able to consistently maintain and increase its base of call accounting customers under service agreements even though sales of new call accounting systems has returned to historical levels.

Revenues earned from long distance services, which began in April 1997, were $203,000 for the first quarter of fiscal 1998. The Company provides MCI long distance services through sales sub-agency agreements with L.D. Communications, Inc. ("LDCI") and also through a marketing alliance with Americom Communications Services, Inc. ("Americom"). Under its agreements with LDCI, the Company earns commissions on certain calls made by guests at customer locations that have contracted for MCI's long distance services through the Company. The Company does not resell long distance minutes and is not required to meet any quotas for number of calls or minutes, but simply earns a commission on particular guest calls as defined in the contract. A portion of the commission received by the Company is then paid to the hotel and remaining net commission is shared with Americom according to a formula set out in the marketing alliance agreement. During the quarter, the Company's revenues earned from long distance contracts increased significantly from prior months, but remains below expectations.

Gross margins earned on net sales and service revenues were 39% during the first quarter of fiscal 1998 compared to 38% for the first quarter of fiscal 1997. This increase consisted of an increase in the gross margin earned on installation and service revenues from 37% in the first quarter of fiscal 1997 to 39% in the first quarter of fiscal 1998. This margin is slightly higher than the historical range of 36% to 38% on these revenues and management expects overall gross margins earned on installation and service revenues to continue to fall within this historical range in future quarters. The increase in gross margins on installation and service revenues was partially offset by a decrease in gross margins earned on systems sales from 40% in the first quarter of fiscal 1997 to 36% in the first quarter of fiscal 1998. This decline in margins earned on systems sales reflects the higher proportion of lower margin PBX sales compared to higher margin call accounting systems sales during the first quarter of fiscal 1998 versus the first quarter of fiscal 1997.

Operating expenses increased $284,000 or 37% in the first quarter of fiscal 1998 compared to the first quarter of fiscal 1997. A portion of this increase related to increases in sales commissions and bonuses that are directly related to sales and profitability, respectively. Another factor was the increase in amortization expense related to the amortization of the purchase price of the 71 long distance contracts purchased during the second quarter of fiscal 1997. Finally, some increases occurred in operating expenses as a result of modest increases in personnel related costs to support the rapid growth of the Company. While not a significant factor in the increase in operating expenses, the Company continues to experience elevated legal fees associated with its defense in a lawsuit brought by a customer of the Company (See "Part II, Item 1. Legal Proceedings" for an update on this matter.)

Interest and other income increased 11,000 or 7% for the first quarter of fiscal 1998 compared to the same quarter of fiscal 1997. This increase resulted from a 64% increase in interest income earned from cash investments offset by an 18% decrease in interest income earned on XETAPLAN sales-type lease receivables. The increase in earnings from cash investments reflects the significantly higher cash balances during the fiscal 1998 period compared to the year earlier. The decrease in interest earned from XETAPLANs reflects the declining balances of those sales-type leases.

The Company has recorded a federal and state tax provision of $407,000, reflecting a combined tax rate of 37% compared to an estimated combined rate of 35% in fiscal 1997. The increase in the tax rate relates to state taxes that are estimated each year and fluctuate based on the Company's sales volumes in each state.


OUTLOOK AND RISK FACTORS

The statements contained in this section are based on current expectations. The statements are forward-looking in nature and actual results may differ materially. The Company's Form 10KSB for the year ended October 31, 1997 contains an expanded discussion of risk factors that should be read in conjunction with this report.

The Company continues to expand its market share in the hospitality industry, which is currently a rapidly expanding and healthy market. In the near term, management believes the Company will continue to enjoy strong sales of its products and rapid growth of its customer base, especially for its PBX product line. Throughout the first quarter and up to the filing of this report, the Company's backlog of sales orders remained very strong. Currently, a slow-down in the growth of the hospitality sector of the economy is not predicted in the near-term; however, such a slow-down would likely negatively impact the growth rate of the Company. Nevertheless, it is important to note that as the Company's customer base is expanding, so is its recurring base of service revenues. Historically, the Company has a very high customer retention rate and the majority of those customers produce regular, monthly service revenues for the Company. This base of recurring service revenues should help cushion the effects of a slow-down in orders for new systems, if such a slow-down should occur.

Recently, there has been a surge in consolidation of ownership of hotel properties, particularly by real estate investment trusts ("REITS"), some of which have tax advantaged corporate structures. This consolidation has produced some risks to the Company as industry personnel are shuffled and consolidated as well. To date, the impact on the Company has been positive, but the ultimate potential impact of these changes to the Company is still unknown.

The Company continues to invest significant resources into the development of its XPANDER(R) system. The initial phase of the XPANDER(R) system is in production, however, development continues on additional features and on other XPANDER(R)-based products. To date, all installed XPANDER(R) systems are operating satisfactorily. The market for XPANDER(R) is continuing to develop, and while sales of these systems have not yet met management's expectations, sales of new PBX systems have more than offset the lack of XPANDER(R) systems ordered. Management continues to believe very strongly that a majority of business oriented hotels will eventually convert to multiple telephone line access and that the XPANDER(R) system will be the solution chosen by many hoteliers.

The Company is involved in two matters of pending litigation (See "Legal Proceedings" under Part II below). In one of these matters (Phonometrics), the Company is only indirectly involved and based on the current status of the litigation, management expects this matter to be resolved with no material impact to the Company's financial statements. In the ABTS matter, the trial in this case has been postponed pending various filings to be made by each party and rulings to be made by the judge. No loss contingencies, other than the estimated cost of bringing the ABTS matter to trial, have been recorded in the financial statements. Should the ABTS case be resolved unfavorably, the Company may have to record expenses that might cause operating results to be materially lower than those expected.

PART II.   OTHER INFORMATION



Item 1.  Legal Proceedings



         ABTS

         In June, 1995, Associated Business Telephone Systems ("ABTS") initiated an action against the Company which is currently pending in the United States District Court for the Northern District of Oklahoma. ABTS claims' are based upon allegations of breach of warranty, breach of contract including alleged violations of certain exclusivity rights held by ABTS, and tortious interference with ABTS' relationship with certain of its customers, arising in connection with (i) a Distributor's Agreement entered into between the Company and D & P Investments in 1986, pursuant to which the Company sold to D & P Investments certain call accounting systems, and (ii) a Maintenance Agreement between the Company and ABTS pursuant to which the company furnished maintenance services for such systems. D & P Investments has allegedly assigned its claim for breach of the Distributor's Agreement to ABTS. ABTS is seeking damages in the amount of $1,000,000. The Company has filed a counterclaim against ABTS and a third-party claim against D & P Investments based upon breach of contract, in which the Company seeks money damages. Following extensive discovery, the company filed a motion for summary judgment in September, 1997, seeking judgment in its favor on all claims brought against it by ABTS. A hearing was held on the motion for summary judgment on January 30, 1998 and pursuant to the court's request, the parties subsequently submitted supplemental briefs on the motion. The court has struck the February 17, 1998 trial date which was previously set for this matter and has set a new trial date for July 20, 1998. The parties are awaiting action by the court with regard to a ruling on the motion for summary judgment and a new scheduling order. The Company intends to continue to vigorously defend this matter.



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



         With regard to the Florida litigation, the Florida court heard the cases filed by Phonometrics against the equipment manufacturers, and ruled against Phonometrics and in favor of the equipment manufacturers, including Northern Telecom. The court then stayed the cases filed against the hotels (which includes the cases involving the Company's customers), pending the outcome of Phonometrics' appeal of the court's decision in favor of Northern Telecom. In its order staying the hotel cases, the Florida court stated that it would enter final judgment in favor of all of the hotels in the event the appeals court upholds the Florida court's decision against Phonometrics in the Northern Telecom case. The California litigation was also stayed pending the outcome of the Florida litigation.



         On January 15, 1998, the United States Court of Appeals for the Federal Circuit affirmed the Florida court's decision against Phonometrics and in favor of Northern Telecom, finding that as a matter of law the accused products cannot infringe Phonometrics' patent. However, on February 17, 1998 Phonometrics sought to revive its case against Northern Telecom by filing a motion with the Florida court seeking leave to amend (for the second time) its complaint against Northern Telecom. As of March 3, 1998, this motion was pending before the Florida court and the stay with respect to the hotel cases remained in place.



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

                                           XETA CORPORATION
                                           (Registrant)


Dated:  March 13, 1998                     By: /s/ JACK R. INGRAM
                                              ----------------------------------
                                               Jack R. Ingram
                                               President


Dated:  March 13, 1998                     By: /s/ ROBERT B. WAGNER
                                              ----------------------------------
                                               Robert B. Wagner
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