Form 10QSB
period 1998-04-30
XETA CORP
filed 1998-06-15
CIK 742550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED APRIL 30, 1998

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

                         Yes  [X]         No  [ ]

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at June 1, 1998
--------------------------------             -------------------------------
  Common Stock, $.10 par value                          2,052,637



                         Page 1 of 21 consecutive pages
                        Exhibit Index appears on Page 20.

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS                                       Page No.
                                                                    --------
         Consolidated Balance Sheets - April 30, 1998
             and October 31, 1997                                       3

         Consolidated Statements of Operations - For the                4
             Six months ending April 30, 1998 and 1997

         Consolidated Statements of Shareholder's Equity -              5
             November 1, 1997 through April 30, 1998

         Consolidated Statements of Cash Flows - For the                6
             Six months ending April 30, 1998 and 1997

         Notes to Consolidated Financial Statements                     7

                                XETA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                        April 30, 1998      October 31,1997
                                                        --------------      ---------------
                                                         (Unaudited)
Current Assets:
  Cash and cash equivalents                              $  4,907,114        $  6,011,841
  Current portion of net investment in
    sales-type leases                                       2,009,861           2,122,405
  Other receivables, net                                    3,153,480           1,501,843
  Inventories, net (Note 4)                                 2,554,093           1,498,748
  Deferred tax asset, net (Note 7)                            327,874              61,743
  Prepaid expenses and other assets                            82,482              75,827
                                                         ------------        ------------
    Total current assets                                   13,034,904          11,272,407
                                                         ------------        ------------
Noncurrent Assets:
  Net investment in sales-type leases,
    less current portion above                              1,306,204           1,381,818
  Purchased long distance contracts, net (Note 2)             836,526             938,958
  Property, plant & equipment, net (Note 5)                 1,319,583             634,905
  Capitalized software production costs, net of
    accumulated amortization of $393,066 at April
    30, 1998 and $333,066 at Oct. 31, 1997                    581,056             537,578
  Other assets                                                 81,451              54,197
                                                         ------------        ------------
    Total noncurrent assets                                 4,124,820           3,547,456
                                                         ------------        ------------

    Total assets                                         $ 17,159,724        $ 14,819,863
                                                         ============        ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                       $  1,376,057        $    591,822
  Unearned revenue (Note 6)                                 3,457,381           2,877,785
  Accrued liabilities                                         682,779             739,696
  Accrued federal and state income taxes                      361,027             118,874
                                                         ------------        ------------
    Total current liabilities                               5,877,244           4,328,177
                                                         ------------        ------------

Unearned service revenue (Note 6)                             651,779             603,433
                                                         ------------        ------------

Noncurrent deferred tax liability, net (Note 7)               478,592             551,720
                                                         ------------        ------------
Commitments (Note 2)

Shareholders' equity:
  Common stock; $.10 par value; 10,000,000
   shares authorized, 2,286,284 and 2,207,285
   issued at April 30, 1998 and October 31, 1997,
   respectively                                               228,628             220,728
  Paid-in capital                                           5,135,818           4,859,340
  Retained earnings                                         5,990,141           4,516,205
                                                         ------------        ------------
                                                           11,354,587           9,596,273
  Less treasury stock, at cost                             (1,202,478)           (259,740)
                                                         ------------        ------------
   Total shareholders' equity                              10,152,109           9,336,533
                                                         ------------        ------------
   Total liabilities & shareholders' equity              $ 17,159,724        $ 14,819,863
                                                         ============        ============


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the Three Months              For the Six Months
                                                     Ending April 30,                 Ending April 30,
                                                   1998            1997            1998             1997
                                                   ----            ----            ----             ----
Installation and service revenues              $ 3,240,683     $ 2,245,930     $ 6,131,198     $ 4,063,867
Sales of systems                                 3,080,100       2,949,858       5,036,909       4,032,650
Long distance services                             245,565                         449,064            --
                                               -----------     -----------     -----------     -----------
  Net sales and service revenues                 6,566,348       5,195,788      11,617,171       8,096,517
                                               -----------     -----------     -----------     -----------

Installation and service cost                    2,047,259       1,447,696       3,801,392       2,590,967
Cost of sales                                    2,035,226       1,926,809       3,280,483       2,572,003
Cost of long distance services                      88,149            --           163,371            --
                                               -----------     -----------     -----------     -----------
  Total cost of sales and service                4,170,634       3,374,505       7,245,246       5,162,970
                                               -----------     -----------     -----------     -----------

    Gross profit                                 2,395,714       1,821,283       4,371,925       2,933,547
                                               -----------     -----------     -----------     -----------
Operating expenses:
  Selling, general and administrative            1,185,269         997,146       2,112,268       1,671,524
  Engineering, research and development,
    and amortization of capitalized
    software production costs                      119,927         105,796         250,586         204,664
                                               -----------     -----------     -----------     -----------
      Total operating expenses                   1,305,196       1,102,942       2,362,854       1,876,188
                                               -----------     -----------     -----------     -----------

Income from operations                           1,090,518         718,341       2,009,071       1,057,359

  Interest and other income                        154,719         167,548         333,865         335,370
                                               -----------     -----------     -----------     -----------

Income before provision for income
  taxes                                          1,245,237         885,889       2,342,936       1,392,729
Provision for income taxes                         462,000         321,000         869,000         497,000
                                               -----------     -----------     -----------     -----------

Net income                                     $   783,237     $   564,889     $ 1,473,936     $   895,729
                                               ===========     ===========     ===========     ===========
Earnings per share
  Basic                                        $      0.38     $      0.28     $      0.73     $      0.45
                                               ===========     ===========     ===========     ===========

  Diluted                                      $      0.33     $      0.24     $      0.63     $      0.38
                                               ===========     ===========     ===========     ===========

Weighted average shares outstanding              2,037,090       2,002,681       2,020,226       1,998,956
                                               ===========     ===========     ===========     ===========

Weighted average shares equivalents              2,357,606       2,357,796       2,357,990       2,349,708
                                               ===========     ===========     ===========     ===========


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     NOVEMBER 1, 1997 THROUGH April 30, 1998
                                   (Unaudited)



                              Common Stock                   Treasury Stock
                     ---------------------------       ---------------------------
                       Number of
                     Shares Issued                                                           Paid-in           Retained
                     & Outstanding     Par Value         Shares          Amount              Capital           Earnings
                     -------------     ---------       ---------      ------------          ----------        -----------
Balance -
 October 31, 1997       2,207,285      $ 220,728       (189,747)      $  (259,740)          $4,859,340        $4,516,205

  Stock options
    exercised              78,999          7,900                                                85,000

  Tax benefit of
    stock options                                                                              191,478

  Treasury stock
    acquired                                            (43,900)         (942,738)

  Net Income                                                                                                   1,473,936
                        ---------      ---------       --------       -----------           ----------        ----------
Balance -
 April 30, 1998         2,286,284      $ 228,628       (233,647)      $(1,202,478)          $5,135,818        $5,990,141
                        =========      =========       ========       ===========           ==========        ==========



        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                  For the Six Months
                                                                                   Ending April 30,
                                                                                1998              1997
                                                                                ----              ----
Cash flows from operating activities:
    Net Income                                                             $  1,473,936      $    895,729
                                                                           ------------      ------------
    Adjustments to reconcile net income to net cash provided
    by operating activities:
       Depreciation                                                             142,286            95,721
       Amortization of capitalized software
          production costs and long distance contracts                          162,432            31,152
       (Gain) loss on sale of assets                                             14,517              --
       Provision for doubtful accounts receivable                                58,000            18,000
    Change in assets and liabilities:
       (Increase) decrease in net investment in
          sales-type leases                                                     188,158           926,474
       (Increase) in other receivables                                       (1,709,637)         (467,762)
       (Increase) decrease in inventories                                    (1,055,345)         (662,989)
        Decrease in prepaid income taxes                                           --             173,785
        (Increase) decrease in deferred tax asset                              (266,131)            9,030
       (Increase) decrease in prepaid expenses and
          other assets                                                          (33,909)          (58,524)
        Increase (decrease) in accounts payable                                 784,235           494,048
        Increase (decrease) in unearned revenue                                 627,942            27,696
        Increase in accrued income taxes                                        433,630           162,367
        Increase (decrease) in accrued liabilities                              (56,917)           70,954
        Increase (decrease) in deferred tax liabilities                         (73,128)          (85,623)
                                                                           ------------      ------------
Total adjustments                                                              (783,867)          734,329
                                                                           ------------      ------------
             Net cash provided by
             operating activities                                               690,069         1,630,058
                                                                           ------------      ------------
Cash flows from investing activities:
       Purchases of long distance contracts                                                      (960,418)
       Additions to capitalized software                                       (103,468)         (151,928)
       Additions to property, plant & equipment                                (842,342)         (192,428)
       Proceeds from sale of assets                                                 852
                                                                           ------------      ------------
             Net cash used in
                investing activities                                           (944,958)       (1,304,774)
                                                                           ------------      ------------
Cash flows from financing activities:
    Purchase of treasury stock                                                 (942,738)             --
    Exercise of stock options                                                    92,900            13,125
                                                                           ------------      ------------
             Net cash provided by financing activities                         (849,838)           13,125
                                                                           ------------      ------------
             Net increase in cash and
                cash equivalents                                             (1,104,727)          338,409

Cash and cash equivalents, beginning of period                                6,011,841         3,549,101
                                                                           ------------      ------------
Cash and cash equivalents, end of period                                   $  4,907,114      $  3,887,510
                                                                           ============      ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                               $      3,743      $        471
    Cash paid during the period for income taxes                           $    761,106      $    455,454


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1998
                                   (Unaudited)


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


(2)      COMMITMENT

         In April 1997, the Company entered the long distance services market through a sales sub-agency agreement with MCI and through a marketing alliance with Americom Communications Services, Inc. ("Americom"). Simultaneously, the Company purchased Americom's interest in existing long distance contracts at 71 hotels. Previous to the Company's purchase of these contracts, Americom had obtained loans from the long distance carrier, which were secured by future commissions to be earned. To effect the transfer of ownership in these contracts, the Company guaranteed Americom's indebtedness. At April 30, 1998, the amount of the guarantee was $298,000.


(3)      REVOLVING CREDIT AGREEMENT

         The company maintains a $1,000,000 revolving line of credit with its bank. There are no outstanding advances under the credit agreement.

(4) INVENTORIES
    The following are the components of inventories:

                                                             April 30,        October 31,
                                                               1998              1997
                                                           ------------      ------------
                                                           (Unaudited)
    Raw materials                                          $    980,024      $    712,546
    Finished goods and spare parts                            1,789,069         1,001,202
                                                           ------------      ------------
                                                              2,769,093         1,713,748
    Less reserve for excess and
          obsolete inventory                                   (215,000)         (215,000)
                                                           ------------      ------------

                                                           $  2,554,093      $  1,498,748
                                                           ============      ============

(5) PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following:

                                                             April 30,        October 31,
                                                               1998              1997
                                                           ------------      ------------
                                                           (Unaudited)

    Computer field equipment                               $  1,249,625      $  1,105,379
    Land                                                        611,582              --
    Office furniture                                            131,202           127,527
    Other                                                       308,683           253,328
                                                           ------------      ------------
                                                              2,301,092         1,486,234

    Less accumulated depreciation                              (981,509)         (851,329)
                                                           ------------      ------------

                                                           $  1,319,583      $    634,905
                                                           ============      ============

(6) UNEARNED INCOME

    Unearned income consists of the following:

                                                             April 30,        October 31,
                                                               1998              1997
                                                           ------------      ------------
                                                           (Unaudited)

    Service contracts                                      $  1,354,352      $  1,522,597
    Warranty service                                            771,645           685,955
    Systems shipped, but not installed                           92,194            42,825
    Customer deposits                                         1,062,014           508,359
    Other deferred revenue                                      177,176           118,049
                                                           ------------      ------------
       Total current deferred revenue                         3,457,381         2,877,785

       Noncurrent unearned service revenues                     651,779           603,433
                                                           ------------      ------------
                                                           $  4,109,160      $  3,481,218
                                                           ============      ============

(7)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                              April 30,        October 31,
                                                                1998              1997
                                                            ------------      ------------
                                                            (Unaudited)
Deferred tax assets:
         Prepaid service contracts                          $    168,713      $     32,305
         Nondeductible reserves                                  252,023           207,502
         Other                                                     7,959            20,559
                                                            ------------      ------------
            Total deferred tax asset                             428,695           260,366
                                                            ------------      ------------
Deferred tax liabilities:
         Unamortized capitalized software
           development costs                                    (197,559)         (182,777)
         Tax income to be recognized on sales-type
           lease contracts                                      (315,894)         (501,606)
         Other                                                   (65,960)          (65,960)
                                                            ------------      ------------
            Total deferred tax liability                        (579,413)         (750,343)
                                                            ------------      ------------
Net deferred tax liability                                  $   (150,718)     $   (489,977)
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

          12      Contingency

          13      Earnings per share

          15      Retirement plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


For the quarter ending April 30, 1998, XETA Corporation (the "Company") earned record net income of $783,000 or $.33 per share (diluted) on record net sales of $6.6 million. These amounts compare to net income of $565,000 or $.24 per share (diluted) on net sales of $5.2 million for the second quarter of fiscal 1997. For the six months ending April 30, 1998, the Company earned $1,474,000 or $.63 per share (diluted) on net sales of $11.6 million compared to net income of $896,000 or $.38 per share (diluted) on net sales of $8.1 million for the same six month period in fiscal 1997.

The Company's growth continues to be driven by high demand for its products and services, especially its PBX product and service offering. Concurrent with the high level of acceptance of the Company's products, the hospitality market is experiencing a period of rapid expansion in new properties being constructed and a consolidation of ownership of hotel properties. To date, the Company has been able to gain market share in this environment and, as a result, post significant gains in both net sales and net income over the past 18 months. Management intends to continue to focus the Company on its present course while at the same time evaluate other opportunities which it believes would further enhance long-term prospects of the Company.

The discussion which follows provides further analysis of the major factors and trends which management believes had the most significant impact on the financial condition of the Company as of April 30, 1998 and the results of operations for the quarter and six month periods then ended as compared to those same periods a year ago. Also included in this discussion are the major factors, trends and risks which management believes will affect the outlook for the Company. This analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this report.


FINANCIAL CONDITION

At April 30, 1998 the Company's cash balance was $4.9 million, which represented a decrease of $1.1 million during the first half of the year. This decrease relates primarily to the purchase of land ($.6 million) and the repurchase of 43,900 shares of common stock ($.9 million). The purchase of land was the first step in the Company's relocation to a larger facility. The Company has begun construction of a 37,000 square foot building that will house all of the current Tulsa operations. The total cost of the facility and relocation is estimated to be $3 million and management expects to finance the construction out of existing cash balances and cash earned from operations. The repurchases of common stock during the first half of the year were made pursuant to a previously announced stock buy-back program.

Helping to offset the effects of the land and stock purchases was cash earned from operations of $.690 million. This cash flow was earned through net income of $1.474 million less working capital changes of $.784 million. The increases in accounts receivable and inventory, totaling nearly $2.8 million, were the largest changes in working capital. These increases are primarily the result of the Company's rapid expansion during the first half of the year.

Management considers the Company's financial condition to still be strong. Cash balances are approximately 28% of total assets and 48% of book value. In addition, working capital is $7.2 million and the current ratio is in excess of 2.2.

Management believes that current working capital and cash flows from future operations will be sufficient to meet the Company's working capital needs for the immediate future. However, management is continually evaluating additional opportunities, which would expand the Company's operations in its current market, as well as opportunities that would diversify the Company's operations into other markets. These opportunities include acquisitions and formation of alliances for the marketing or distribution of the Company's products or other manufacturers' products. It was these types of evaluations that resulted in the Company's acquisition of 71 long distance contracts during fiscal 1997. Management believes that additional sources of capital, either debt, equity, or both, would be available to the Company should existing cash balances be insufficient.


RESULTS OF OPERATIONS

Revenues increased 26% and 43% for the three and six month periods ending April 30, 1998, respectively, compared to those same periods in fiscal 1997. The increase for the second quarter included an increase in installation and service revenues of $995,000 or 44%, an increase in systems sales of $130,000 or 4%, and $246,000 in revenues from long distance services, which is a new revenue stream for the Company. The increase for the six month period includes an increase of $2.1 million or 51% in installation and service revenues, an increase of $1.0 million or 25% in systems sales and $449,000 in revenues from long distance services.

The Company's revenues can also be examined by product line. Revenues generated by sales and services of PBX systems increased 17% during the second quarter compared to the second quarter of fiscal 1997 and increased 46% for the first six months of the year compared to the first half of fiscal 1997. Call accounting related revenues, including both sales of systems and services, increased 39% and 20% for the three and six month periods, respectively. A discussion of these changes by product line is presented more fully below.


PBX Systems Sales. Sales of PBX systems decreased $179,000 or 7% during the second quarter of fiscal 1998, but increased $724,000 or 22% for the year to date period. Despite the slight decrease in PBX systems sales this quarter compared to the record level of PBX systems sales in the second quarter of fiscal 1997, orders for new PBX's have been very strong for several months. As a result, while no assurance can be given, management believes that reported sales of PBX systems will equal or exceed fiscal 1997 levels for the remainder of the year.

PBX Service Revenues. Service revenues from PBX related activities grew $855,000 or 62% during the second quarter and $1.8 million or 80% during the first six months of fiscal 1998. This growth reflects the high level of retention of customers on PBX service contracts and the Company's success in securing new service contracts from customers with previously installed Hitachi PBX systems. The growth in revenues derived from PBX service customers has been a major factor in the Company's success during the past three years. Management is committed to ensuring that this growing base of recurring revenues is supported with trained personnel and adequate administrative support to maintain the Company's reputation for high quality service. Maintaining that reputation and consequently, the base of customers enjoying the Company's service offering, will be the key to the Company's success whether or not the current expansion in the hospitality market continues.

Call Accounting Systems Sales. Sales of call accounting systems increased $310,000 or 116% in the second quarter and $280,000 or 39% for the year to date period. Sales of call accounting systems, which have exceeded management's expectations so far this year, are being fueled by the expansion of the hospitality market, primarily the construction of new, extended-stay hotels. However, a portion of the growth in call accounting sales is also the result of the Company's long distance service offering, under which customers have the option of receiving a call accounting system as part of the service. To compensate the Company for the use of the system and service on it, a monthly fee is deducted from the hotel's commissions equal to the price of a turnkey service agreement for their system. The Company allocates this monthly fee to call accounting system sales and to service revenues to properly reflect the nature of these revenues.

Call Accounting Service Revenues. Call accounting service revenues increased $140,000 or 16% during the second quarter and $220,000 or 39% for the year to date period. This increase reflects the growth in new customers from increased sales of systems as discussed above and the Company's ability to consistently maintain and increase its base of call accounting customers under service contracts.

Long Distance Services. Revenues earned from long distance services, which began in April 1997, were $245,000 in the second quarter and $449,000 for the first six months of the year. The majority of the Company's long distance revenues are derived from commissions earned from 71 contracts purchased from Americom Communications Services, Inc. in April 1997. Additions to this beginning base of accounts has not met management's expectations when it entered the long distance segment of the market. However, revenues currently being generated are earning satisfactory profit margins and management believes that such margins can be sustained through the end of each of the individual three-year contracts.

Gross Margins. Gross margins earned on total revenues were 36% in the second quarter of fiscal 1998 compared to 35% in the second quarter of fiscal 1997. Gross margins earned on total revenues for the six month period ending April 30, 1998 were 38% compared to 36% for the same period in fiscal 1997. The gross margins earned on systems sales declined slightly in both the second quarter comparison (from 35% in

1997 to 34% in 1998) and the six month comparison (from 36% in 1997 to 35% in
1998). Gross margins earned on service revenues increased slightly during the second quarter and for the year to date periods. The margins earned on service revenues during these periods are within the historical range of 36% to 38% and management believes these margins will be sustained for the remainder of the current fiscal year.

Operating Expenses. Operating expenses increased $202,000 or 18% during the second quarter of fiscal 1998 compared to the second quarter of fiscal 1997 and increased $487,000 or 26% for the six months ending April 30, 1998 compared to the first six months of fiscal 1997. This increase generally reflects expense increases related to sales and profitability such as commissions and bonuses, respectively, and the expense related to the amortization of 71 long distance contracts purchased in the second quarter of fiscal 1997. Also included however are expenses related to increased personnel to support the Company's growth, increased consulting expense for the review of acquisition and growth opportunities and expenses which were accrued in anticipation of the Company's relocation in fiscal 1998. Additionally, the Company increased its bad debt reserve by approximately $40,000 to reflect a potential loss on a trade receivable from one customer.

Interest and Other Income. Interest and other income decreased $13,000 or 8% for the second quarter, but was relatively unchanged for the year-to-date period. The decrease in the second quarter primarily reflected an accrual for interest expense related to possible interest due on taxes as a result of an Internal Revenue Service examination of the Company's fiscal 1996 return. The examination may result in the acceleration of some income that was deferred in fiscal 1996, but recognized in fiscal 1997. The examination is in its final stages and as a result, it is not anticipated that any additional amounts affecting the operating results of the Company will be assessed. The majority of interest income earned by the Company is from interest on XETAPLAN receivables. The Company's portfolio of these leases has been maturing at a rapid rate recently, but during the second quarter of fiscal 1998 a significant portion of the Company's call accounting sales were made through the XETAPLAN program which is helping to slow the decline in interest income from this source.

Tax Expense. The Company has recorded a combined federal and state tax provision of 37% of income before taxes for the second quarter of fiscal 1998 compared to a combined provision of 36% for the second quarter of fiscal 1997. For the year-to-date periods, the Company has recorded a 37% tax provision for 1998 compared to 36% in 1997. The increase in the tax rate reflects primarily the estimation of state taxes, which fluctuates based on the Company's sales volumes in each state.


OUTLOOK AND RISK FACTORS

The statements contained in this section are based on current expectations. The statements are forward-looking in nature and actual results may differ materially. The Company's Form 10KSB for the year ended October 31, 1997 contains an expanded discussion of risk factors that should be read in conjunction with this report.

The Company continues to expand its market share in the hospitality industry, which is currently a rapidly expanding and healthy market. In the near term, management believes the Company will continue to enjoy strong sales of its products and rapid growth of its customer base, especially for its PBX product line. Throughout the first half of the year and up to the filing of this report, the Company's backlog of sales orders remained very strong. Currently, a slow-down in the growth of the hospitality sector of the economy is not predicted in the near-term; however, such a slow-down would likely negatively impact the growth rate of the Company. Nevertheless, it is important to note that as the Company's customer base is expanding, so is its recurring base of service revenues. Historically, the Company has a very high customer retention rate and the majority of those customers produce regular, monthly service revenues for the Company. This base of recurring service revenues should help cushion the effects of a slow-down in orders for new systems, if such a slow-down should occur.

Recently, there has been a surge in consolidation of ownership of hotel properties, particularly by real estate investment trusts ("REITS"), some of which have tax-advantaged corporate structures. This consolidation has produced some risks to the Company as industry personnel are shuffled and consolidated as well. To date, the impact on the Company has been positive, but the ultimate potential impact of these changes to the Company is still unknown. Recently, legislation has been proposed in the U.S. Congress that is aimed at significantly reducing the tax-favored status enjoyed by several of the REITS that have been actively acquiring lodging properties. The intended impact of the legislation is to remove the tax-advantaged ability of these firms to expand. This legislation is expected to be enacted. While no assurance can be given, at the present time management does not expect that such legislation will have a material, adverse impact on the Company.

The Company continues to invest significant resources into the development of its XPANDER(R) system. The initial phase of the XPANDER(R) system is in production, however, development continues on additional features and on other XPANDER(R)-based products. To date, all installed XPANDER(R) systems are operating satisfactorily. The market for XPANDER(R) is continuing to develop, but the timing of its development has been slower than hoped. Management continues to believe very strongly that a majority of business oriented hotels will eventually convert to multiple telephone line access and that the XPANDER(R) system will be the solution chosen by many hoteliers.

The Company is involved in two matters of pending litigation (See "Legal Proceedings" under Part II below). In one of these matters (Phonometrics), the Company is only indirectly involved and based on the current status of the litigation, management expects this matter to be resolved with no material impact to the Company's financial statements. In the ABTS matter, the trial in this case is scheduled for July, 1998 pending various filings to be made by each party and rulings to be made by the court. No loss contingencies, other than the estimated cost of bringing the ABTS matter to trial, have been recorded in the financial statements. Should the ABTS case be resolved unfavorably, the Company may have to record expenses that might cause operating results to be materially lower than those expected.

PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings



         ABTS

         In June, 1995, Associated Business Telephone Systems ("ABTS") initiated an action against the Company which is currently pending in the United States District Court for the Northern District of Oklahoma. ABTS claims' are based upon allegations of breach of warranty, breach of contract including alleged violations of certain exclusivity rights held by ABTS, and tortious interference with ABTS' relationships with certain of its customers, arising in connection with (i) a Distributor's Agreement entered into between the Company and D & P Investments in 1986, pursuant to which the Company sold to D & P Investments certain call accounting systems, and (ii) a Maintenance Agreement between the Company and ABTS pursuant to which the Company furnished maintenance services for such systems. D & P Investments has allegedly assigned its claim for breach of the Distributor's Agreement to ABTS. ABTS is seeking damages in the amount of $1,000,000. The Company has filed a counterclaim against ABTS and a third-party claim against D & P Investments based upon breach of contract, in which the Company seeks money damages. Following extensive discovery, the Company filed a motion for summary judgment seeking judgment in its favor on all claims brought against it by ABTS, and ABTS filed a cross-motion for summary judgment on its claims against the Company. In March, 1998, the Court granted in part and denied in part the Company's motion against ABTS, and denied on all counts ABTS' cross-motion against the Company. The pretrial hearing in this matter is scheduled for June 18, 1998, and the trial is scheduled to commence July 20, 1998. The Company intends to vigorously defend ABTS' remaining claims against it and to vigorously pursue all of its claims against ABTS at trial.


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


         On January 15, 1998, the United States Court of Appeals for the Federal Circuit affirmed the Florida court's decision against Phonometrics and in favor of Northern Telecom, finding that as a matter of law the accused products cannot infringe Phonometrics' patent. Subsequently, on February 17, 1998 Phonometrics sought to revive its case against Northern Telecom by filing a motion with the Florida court seeking leave to amend (for the second time) its complaint against Northern Telecom. This motion was denied by the Florida Court on April 17, 1998 and on May 15, 1998 Phonometrics filed a notice of intent to appeal the Court's decision denying its February 17th motion. This appeal is currently pending and all of the hotel cases remain stayed, pending the outcome of Phonemetrics' latest appeal.


Items 2 and 3 of Part II have been omitted because they are inapplicable or the response thereto is negative.

Item 4

     At the regularly scheduled annual shareholders' meeting held on April 2, 1998, management's nominees for election to the Board of Directors were elected to office without contest by votes cast as follows:

                   Name of Director          For          Against
                   ----------------          ---          -------

                   Ron Barber             1,863,300        4,582

                   Donald Duke            1,863,300        4,582

                   Robert Hisrich         1,863,300        4,582

                   Jack Ingram            1,863,300        4,582

                   Ron Siegenthaler       1,863,300        4,582

                   Robert Wagner          1,863,300        4,582


     Shareholders' at the annual meeting also voted upon a proposal to grant the Board of Directors discretion to declare a stock split on a basis of 5-to-4, 4-to-3, 3-to-2, or 2-to-1, if at all, and to amend the Company's Certificate of Incorporation to effect a corresponding reduction in the par value of the stock, if the Board deems it to be appropriate and in the best interests of the Company to do so at any time prior to the next annual meeting of shareholders. The proposal was passed by an affirmative vote of 1,830,587 shares of outstanding voting stock in favor, 10,052 shares against, and 24,654 shares abstaining.


Item 5 of Part II has been omitted because it is inapplicable or the response thereto is negative.


Item 6.

         (a)  Exhibits - See the Exhibit Index at Page 21.
         (b) Reports on Form 8-K - During the quarter, for which this report is filed, the Registrant did not file any reports with the Securities and Exchange Commission on Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          XETA CORPORATION
                                          (Registrant)



Dated:  June 10, 1998                     By:  /s/ JACK R. INGRAM
                                             ---------------------------------
                                              Jack R. Ingram
                                              President



Dated:  June 10, 1998                    By:   /s/ ROBERT B. WAGNER
                                             ---------------------------------
                                              Robert B. Wagner
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

  (10)        Material Contracts - HCX 5000(R)Authorized Distributor Agreement
                 dated April 1, 1998 between Hitachi Telecom (USA), Inc. and XETA Corporation - Omitted as substantially identical to the Authorized Distributor Agreement dated April 8, 1993 between Hitachi America, Ltd. and XETA Corporation which was previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993.

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