Form 10QSB
period 1998-07-31
XETA CORP
filed 1998-09-14
CIK 742550

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR QUARTER ENDED JULY 31, 1998

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

                         Yes  X         No   .
                            ----          ---

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at September 1, 1998
--------------------------------        --------------------------------
Common Stock, $.10 par value                        2,028,737


                     Page 1 of 22 consecutive pages Exhibit
                            Index appears on Page 21.

                          PART I. FINANCIAL INFORMATION


                                                                                                 Page No.
                                                                                                 --------
ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - July 31, 1998                                                3
             and October 31, 1997

         Consolidated Statements of Operations - For the                                            4
             Nine months ending July 31, 1998 and 1997

         Consolidated Statements of Shareholder's Equity -                                          5
             November 1, 1997 through July 31, 1998

         Consolidated Statements of Cash Flows - For the                                            6
             Nine months ending July 31, 1998 and 1997

         Notes to Consolidated Financial Statements                                                 7

                                XETA CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                                                                        July 31, 1998      October 31,1997
                                                                                        -------------      ---------------
                                                                                          (Unaudited)

                                                   ASSETS
                                                   ------

Current Assets:
  Cash and cash equivalents                                                             $  5,214,986         $  6,011,841
  Current portion of net investment in
    sales-type leases                                                                      1,741,056            2,122,405
  Other receivables, net                                                                   2,644,185            1,501,843
  Inventories, net (Note 4)                                                                2,338,329            1,498,748
  Deferred tax asset, net (Note 7)                                                           467,483               61,743
  Prepaid expenses and other assets                                                           84,496               75,827
                                                                                        ------------         ------------
    Total current assets                                                                  12,490,535           11,272,407
                                                                                        ------------         ------------

Noncurrent Assets:
  Net investment in sales-type leases,
    less current portion above                                                             1,185,991            1,381,818
  Purchased long distance contracts, net (Note 2)                                            785,310              938,958
  Property, plant & equipment, net (Note 5)                                                1,921,518              634,905
  Capitalized software production costs, net of
    accumulated amortization of $423,066 at July 31,
    1998 and $333,066 at October 31, 1997                                                    626,586              537,578
  Other assets                                                                                78,174               54,197
                                                                                        ------------         ------------
    Total noncurrent assets                                                                4,597,579            3,547,456
                                                                                        ------------         ------------

    Total assets                                                                        $ 17,088,114         $ 14,819,863
                                                                                        ============         ============

                                       LIABILITIES & SHAREHOLDERS' EQUITY
                                       ----------------------------------

Current liabilities:
  Accounts payable                                                                      $  1,171,379         $    591,822
  Unearned revenue (Note 6)                                                                3,170,267            2,877,785
  Accrued liabilities                                                                        768,240              739,696
  Accrued federal and state income taxes                                                     132,522              118,874
                                                                                        ------------         ------------
    Total current liabilities                                                              5,242,408            4,328,177
                                                                                        ------------         ------------

Unearned service revenue (Note 6)                                                            662,714              603,433
                                                                                        ------------         ------------

Noncurrent deferred tax liability, net (Note 7)                                              504,060              551,720
                                                                                        ------------         ------------

Commitments (Note 2)

Shareholders' equity:
  Common stock; $.10 par value; 10,000,000
   shares authorized, 2,286,284 and 2,207,285
   issued at July 31, 1998 and October
   31, 1997, respectively                                                                    228,628              220,728
  Paid-in capital                                                                          5,135,818            4,859,340
  Retained earnings                                                                        6,796,039            4,516,205
                                                                                        ------------         ------------
                                                                                          12,160,485            9,596,273
  Less treasury stock, at cost                                                            (1,481,553)            (259,740)
                                                                                        ------------         ------------
   Total shareholders' equity                                                             10,678,932            9,336,533
                                                                                        ------------         ------------
   Total liabilities & shareholders' equity                                             $ 17,088,114         $ 14,819,863
                                                                                        ============         ============



        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           For the Three Months                  For the Nine Months
                                                              Ending July 31,                      Ending July 31,
                                                         1998               1997               1998               1997
                                                     -----------        -----------        -----------        -----------

Installation and service revenues                    $ 3,432,990        $ 2,594,940        $ 9,564,188        $ 6,658,807
Sales of systems                                       3,438,804          2,644,044          8,475,713          6,676,694
Long distance services                                   310,444             60,241            759,508             60,241
                                                     -----------        -----------        -----------        -----------
  Net sales and service revenues                       7,182,238          5,299,225         18,799,409         13,395,742
                                                     -----------        -----------        -----------        -----------

Installation and service cost                          2,185,549          1,638,130          5,986,941          4,229,097
Cost of sales                                          2,486,024          1,857,779          5,766,507          4,429,782
Cost of long distance services                           151,653             19,927            315,024             19,927
                                                     -----------        -----------        -----------        -----------
  Total cost of sales and service                      4,823,226          3,515,836         12,068,472          8,678,806
                                                     -----------        -----------        -----------        -----------

    Gross profit                                       2,359,012          1,783,389          6,730,937          4,716,936
                                                     -----------        -----------        -----------        -----------

Operating expenses:
  Selling, general and administrative                  1,121,156            915,044          3,233,424          2,586,568
  Engineering, research and development,
    and amortization of capitalized
    software production costs                            126,299            104,170            376,885            308,834
                                                     -----------        -----------        -----------        -----------
      Total operating expenses                         1,247,455          1,019,214          3,610,309          2,895,402
                                                     -----------        -----------        -----------        -----------

Income from operations                                 1,111,557            764,175          3,120,628          1,821,534

  Interest and other income                              171,341            159,301            505,206            494,671
                                                     -----------        -----------        -----------        -----------

Income before provision for income
  taxes                                                1,282,898            923,476          3,625,834          2,316,205
Provision for income taxes                               477,000            332,000          1,346,000            829,000
                                                     -----------        -----------        -----------        -----------


Net income                                           $   805,898        $   591,476        $ 2,279,834        $ 1,487,205
                                                     ===========        ===========        ===========        ===========


Earnings per share
  Basic                                              $      0.39        $      0.29        $      1.12        $      0.74
                                                     ===========        ===========        ===========        ===========

  Diluted                                            $      0.34        $      0.25        $      0.96        $      0.63
                                                     ===========        ===========        ===========        ===========


Weighted average shares outstanding                    2,044,876          2,010,326          2,030,898          2,002,830
                                                     ===========        ===========        ===========        ===========

Weighted average shares equivalents                    2,360,603          2,373,982          2,369,203          2,354,147
                                                     ===========        ===========        ===========        ===========













        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     NOVEMBER 1, 1997 THROUGH July 31, 1998
                                   (Unaudited)




                                     Common Stock                      Treasury Stock
                           ------------------------------      -------------------------------
                            Number of
                           Shares Issued                                                              Paid-in           Retained
                           & Outstanding       Par Value         Shares              Amount           Capital           Earnings
                           -------------     ------------      ------------       ------------      ------------     ------------
Balance -
 October 31, 1997              2,207,285     $    220,728          (189,747)      $   (259,740)     $  4,859,340     $  4,516,205

  Stock options
    exercised                     78,999            7,900                                                 85,000

  Tax benefit of
    stock options                                                                                        191,478

  Treasury stock
    acquired                                                        (58,900)        (1,221,813)

  Net Income                                                                                                            2,279,834
                            ------------     ------------      ------------       ------------      ------------     ------------

Balance -
  July 31, 1998                2,286,284     $    228,628          (248,647)      $ (1,481,553)     $  5,135,818     $  6,796,039
                            ============     ============      ============       ============      ============     ============



        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           For the Nine Months
                                                                                             Ending July 31,
                                                                                        1998                 1997
                                                                                     -----------         -----------
Cash flows from operating activities:
    Net Income                                                                       $ 2,279,834         $ 1,487,205
                                                                                     -----------         -----------

    Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                                                      220,234             141,356
       Amortization of capitalized software
          production costs and long distance contracts                                   243,648              81,796
       (Gain) loss on sale of assets                                                      14,517                --
       Provision for doubtful accounts receivable                                         67,000              27,000
    Change in assets and liabilities:
       (Increase) decrease in net investment in
          sales-type leases                                                              577,176           1,297,301
       (Increase) in other receivables                                                (1,209,342)           (405,343)
       (Increase) decrease in inventories                                               (839,581)           (477,720)
        Decrease in prepaid income taxes                                                    --               173,785
        (Increase) decrease in deferred tax asset                                       (405,740)              4,541
       (Increase) decrease in prepaid expenses and
          other assets                                                                   (32,646)              8,422
        Increase (decrease) in accounts payable                                          579,557             315,360
        Increase (decrease) in unearned revenue                                          351,763            (193,955)
        Increase in accrued income taxes                                                 205,125             269,624
        Increase (decrease) in accrued liabilities                                        28,544              99,229
        Increase (decrease) in deferred tax liabilities                                  (47,660)            (95,714)
                                                                                     -----------         -----------
Total adjustments                                                                       (247,405)          1,245,682
                                                                                     -----------         -----------
             Net cash provided by
             operating activities                                                      2,032,429           2,732,887
                                                                                     -----------         -----------

Cash flows from investing activities:
       Purchases of long distance contracts                                           (1,024,318)
       Additions to capitalized software                                                (178,998)           (218,849)
       Additions to property, plant & equipment                                       (1,522,225)           (295,643)
       Proceeds from sale of assets                                                          852               3,827
                                                                                     -----------         -----------
             Net cash used in
                investing activities                                                  (1,700,371)         (1,534,983)
                                                                                     -----------         -----------

Cash flows from financing activities:
    Purchase of treasury stock                                                        (1,221,813)               --
    Exercise of stock options                                                             92,900              34,058
                                                                                     -----------         -----------
             Net cash provided by financing activities                                (1,128,913)             34,058
                                                                                     -----------         -----------
             Net increase in cash and
                cash equivalents                                                        (796,855)          1,231,962

Cash and cash equivalents, beginning of period                                         6,011,841           3,549,101
                                                                                     -----------         -----------
Cash and cash equivalents, end of period                                             $ 5,214,986         $ 4,781,063
                                                                                     ===========         ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                         $    19,051         $       855
    Cash paid during the period for income taxes                                     $ 1,572,799         $   726,328


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1998
                                   (Unaudited)



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


(2)      COMMITMENT

         In April 1997, the Company entered the long distance services market through a sales sub-agency agreement with MCI and through a marketing alliance with Americom Communications Services, Inc. ("Americom"). Simultaneously, the Company purchased Americom's interest in existing long distance contracts at 71 hotels. Previous to the Company's purchase of these contracts, Americom had obtained loans from the long distance carrier, which were secured by future commissions to be earned. To effect the transfer of ownership in these contracts, the Company guaranteed Americom's indebtedness. At July 31, 1998, the amount of the guarantee was $229,919.


(3)      REVOLVING CREDIT AGREEMENT

         The company maintains a $1,000,000 revolving line of credit with its bank. There are no outstanding advances under the credit agreement.

(4)      INVENTORIES

         The following are the components of inventories:

                                             July 31,          October 31,
                                              1998                1997
                                           -----------         -----------
                                           (Unaudited)

Raw materials                              $   962,068         $   712,546
Finished goods and spare parts               1,591,261           1,001,202
                                           -----------         -----------
                                             2,553,329           1,713,748

Less reserve for excess and
 obsolete inventory                           (215,000)           (215,000)
                                           -----------         -----------

                                           $ 2,338,329         $ 1,498,748
                                           ===========         ===========


(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                             July 31,           October 31,
                                              1998                 1997
                                           -----------         -----------
                                           (Unaudited)

Computer field equipment                   $ 1,308,447         $ 1,105,379
Land                                           611,582              10,000
Construction in Progress                       661,754              10,500
Office furniture                               136,143             127,527
Other                                          261,583             232,828
                                           -----------         -----------

                                             2,979,509           1,486,234

Less accumulated depreciation               (1,057,991)           (851,329)
                                           -----------         -----------

                                           $ 1,921,518         $   634,905
                                           ===========         ===========


(6)      UNEARNED INCOME

         Unearned income consists of the following:

                                                       July 31,        October 31,
                                                        1998              1997
                                                     ----------        ----------
                                                    (Unaudited)

Service contracts                                    $1,280,982        $1,522,597
Warranty service                                        869,308           685,955
Systems shipped, but not installed                       12,153            42,825
Customer deposits                                       947,960           508,359
Other deferred revenue                                   59,864           118,049
                                                     ----------        ----------
   Total current deferred revenue                     3,170,267         2,877,785

   Noncurrent unearned service revenues                 662,714           603,433
                                                     ----------        ----------
                                                     $3,832,981        $3,481,218
                                                     ==========        ==========

(7)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                           July 31,        October 31,
                                                            1998              1997
                                                          ---------         ---------
                                                         (Unaudited)
Deferred tax assets:
         Prepaid service contracts                        $ 318,780         $  32,305
         Nondeductible reserves                             278,888           207,502
         Other                                              (39,352)           20,559
                                                          ---------         ---------
            Total deferred tax asset                        558,316           260,366
                                                          ---------         ---------

Deferred tax liabilities:
         Unamortized capitalized software
           development costs                               (213,039)         (182,777)
         Tax income to be recognized on sales-type
           lease contracts                                 (315,894)         (501,606)
         Other                                              (65,960)          (65,960)
                                                          ---------         ---------
            Total deferred tax liability                   (594,893)         (750,343)
                                                          ---------         ---------
Net deferred tax liability                                $ (36,577)        $(489,977)
                                                          =========         =========


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

          12               Contingency

          13               Earnings per share

          15               Retirement plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Throughout fiscal 1998, XETA Corporation ("the Company") has posted record net income and sales as the Company continues to penetrate the rapidly expanding hospitality market with its products and services. Although all of the Company's major revenue sources have shown increases for the year to date period, the Company's PBX product and service offering continues to be its fastest growing revenue stream. Management intends to continue to focus the Company on its present course of expanding the Company's base of hospitality customers by maintaining the Company's reputation for service quality, introducing new products, and enhancing existing products. In addition, the Company is actively evaluating possible synergistic acquisitions both inside and outside the hospitality sector.

For the quarter ending July 31, 1998, the Company earned net income of $806,000 or $.34 per share (diluted) on net sales of $7.182 million compared to net income of $591,000 or $.25 per share (diluted) on net sales of $5.299 million for the third quarter of fiscal 1997. For the nine months ending July 31, 1998, the Company earned net income of $2.280 million or $.96 per share (diluted) on net sales of $18.799 million compared to net income of $1.487 million or $.63 per share (diluted) on net sales of $13.396 million.

The discussion which follows provides further analysis of the major factors and trends which management believes had the most significant impact on the financial condition of the Company as of July 31, 1998 and the results of operations for the quarter and nine month periods then ended as compared to those same periods a year ago. Also included in this discussion are the major factors, trends and risks which management believes will affect the outlook for the Company. This analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this report.


FINANCIAL CONDITION


The Company's financial condition remains strong. Cash balances at July 31, 1998 were $5.215 million, which represented 31% of total assets and 49% of book value. The Company's working capital on July 31, 1998 was $7.248 million and there was no debt. Cash balances have decreased $797,000 during fiscal 1998. Most of this decrease was associated with the Company's common stock repurchase program during the year as well as acquisition of land and the initial construction costs associated with the Company's relocation to a new, larger facility.

Repurchases of stock totaled $1.222 million during the first nine months of the year representing the purchase of 58,900 shares. These repurchases were made pursuant to a previously announced stock buy-back program. The Company has begun construction of a 37,000 square foot facility that will house all of the current Tulsa operations. The total cost of the project is expected to be $3 million and the Company's relocation should be complete by the end of the second quarter of fiscal 1999. During fiscal 1998, the Company has spent $1.253 million on the new facility, including $.602 million on the acquisition of land.

Partially offsetting the effect of the expenditures for the stock repurchases and the construction of the new facility was cash earned from operations of

$2.032 million. This included net income of $2.280 million less adjustments to net income of negative $.247 million. These adjustments included significant increases in both accounts receivable and inventories, both of which are primarily the result of the Company's rapid expansion during the year.

Management believes that cash flows from operations and existing working capital will be sufficient to meet the Company's working capital needs in the immediate future and to fund the remaining estimated construction and relocation costs associated with the Company's move to a new facility. Management is continually evaluating opportunities to expand the Company's operations in the hospitality market as well as other opportunities that would diversify the Company's operations into other markets. In addition to synergistic acquisitions, the Company also regularly evaluates the formation of new alliances or distribution agreements to expand the Company's distribution of its own products or to add additional products to the Company's current product and service offerings. Management believes additional sources of working capital, either debt, equity, or both, would be available to the Company should existing cash balances be insufficient to finance the consummation of a viable project that might result from these evaluations.


RESULTS OF OPERATIONS

Revenues increased 36% and 40% for the three and nine month periods ending July 31, 1998, respectively, compared to those same periods in fiscal 1997. The increases in the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 included an increase in installation and service revenues of $838,000 or 32%, an increase in systems sales of $795,000 or 30%, and an increase in long distance services of $250,000 or 415%. For the nine month period ending July 31, 1998 compared to the same period in fiscal 1997, installation and service revenues increased $2.905 million or 44%, systems sales increased $1.799 million or 27%, and long distance revenues increased $699,000 or 1161%. Note that the increases in long distance revenues experienced during fiscal 1998 are not indicative of a future trend as this is a new revenue source for the Company which did not begin until the third quarter of fiscal 1997.

The Company's revenues can also be examined by product line. Revenues generated by sales and services of PBX systems increased 42% during the third quarter compared to the third quarter of fiscal 1997 and increased 44% for the nine month period ending July 31, 1998 compared to the same period in fiscal 1997. Revenues from call accounting related activities, including both sales of systems and services, were relatively unchanged in the third quarter of the current year compared to the third quarter of last year, but have increased 13% during the year to date periods. A discussion of these changes by product line is presented more fully below.


PBX Systems Sales. Sales of PBX systems increased $819,000 or 36% in the third quarter and increased $1.544 million or 28% for the first nine months of fiscal 1998. The growth in the sales of new PBX systems has been fueled by two major factors, the continued broad acceptance of the Company's PBX product and service offering and the robust growth of the overall hotel industry. The Company continues to gain market share in this portion of its business by providing competitive pricing of its PBX package and a high quality, non-disruptive installation program. In addition, the Company is enjoying the fruits of a very healthy and expanding hotel industry. Construction of new hotels, primarily in the smaller, extended-stay segment of the market, is helping to generate a general expansion of the market.

PBX Service Revenues. Service revenues from PBX related activities grew $812,000 or 50% during the third quarter and $2.659 million or 68% during the first nine months of fiscal 1998. This growth reflects the high level of retention of PBX service customers and the Company's success in securing new service contracts from customers with previously installed Hitachi PBX systems. The growth in revenues derived from PBX service customers has been a major factor in the Company's success during the past three years. Management is committed to ensuring that this growing base of recurring revenues is supported with trained personnel and adequate administrative support to maintain the Company's reputation for high quality service. Maintaining that reputation and consequently, the base of customers enjoying the Company's service offering, will be the key to the Company's success whether or not the current expansion in the hospitality market continues.

Call Accounting Systems Sales. Sales of call accounting systems decreased $18,000 or 5% in the third quarter, but have increased $268,000 or 24% for the year to date period. Sales of call accounting systems have exceeded management's expectations this year. This growth is being fueled by two factors: the expansion of the hospitality market and the Company's long distance service offering. As part of the long distance offering, customers have the option to receive a call accounting system as part of the service. To compensate the Company for the use of the system and service on it, a monthly fee approximately equal to the price of a turnkey service agreement for their system is deducted from the hotel's commissions. The Company allocates this monthly fee to call accounting system sales and to service revenues to properly reflect the nature of these revenues. Call accounting revenues earned from the Company's long distance service offering are not expected to expand further. See further discussion below under "Long Distance Services".

Call Accounting Service Revenues. Call accounting service revenues increased $26,000 or 3% during the third quarter and $247,000 or 9% for the year to date period. This increase reflects the growth in new customers from increased sales of systems as discussed above and the Company's ability to consistently maintain and increase its base of call accounting customers under service contracts.

Long Distance Services. Revenues earned from long distance services were $310,000 in the third quarter and $760,000 for the first nine months of the year. As noted above, revenues from the Company's long distance service offering began during the third quarter of fiscal 1997 and were still "ramping-up" at that time. The majority of the Company's long distance revenues are derived from commissions earned from 71 contracts purchased from Americom Communications Services, Inc. in April 1997. Additions to this beginning base of accounts has not met management's expectations. Management does not expect future revenues or gross profits to be significantly different from those currently being earned.

Gross Margins. Gross margins earned on total revenues were 33% in the third quarter of fiscal 1998 compared to 34% in the third quarter of fiscal 1997. Gross margins earned on total revenues for the nine month period ending July 31, 1998 were 36% compared to 35% for the same period in fiscal 1997. The gross margins earned on systems sales declined slightly in both the third quarter comparison (from 30% in 1997 to 28% in 1998) and the nine month comparison (from 34% in 1997 to 32% in 1998). These lower margins reflect the greater portion of smaller PBX systems sold during the third quarter of fiscal 1998. Most of these systems are being sold to the extended-stay market which is highly price-driven and is very competitive. Gross margins earned on service revenues decreased slightly during the third quarter, but has shown a slight increase for the year to date period. The margins earned on service revenues during these periods are within the historical range of 36% to 38% and management believes these margins will be sustained for the remainder of the current fiscal year. The gross margins earned on long distance services were 51% during the third quarter of fiscal 1998 and were 58% for the nine month period ending July 31, 1998. Comparisons to the previous year's long distance gross margins are not meaningful due to the startup nature of those revenues in fiscal 1997.

Operating Expenses. Operating expenses increased $206,000 or 23% during the third quarter of fiscal 1998 compared to the third quarter of fiscal 1997 and increased $647,000 or 25% for the nine months ending July 31, 1998 compared to the same period in fiscal 1997. These increases primarily reflect increases in expenses that are directly related to the growth in revenues and profitability, such as commissions and executive bonuses. However, they also reflect additional sales and administrative personnel expense required to support the Company's growth. Also reflected in these increases are accruals the Company has made associated with the Company's relocation to a new facility.

Interest and Other Income. Interest and other income increased $12,000 or 8% in the third quarter and $11,000 or 2% during the year-to-date period. The majority of interest income earned by the Company is from interest on XETAPLAN receivables. The Company's portfolio of these leases has been maturing at a rapid rate, but during the second and third quarters of fiscal 1998 a significant portion of the Company's call accounting sales were made through the XETAPLAN program, either through new sales or through renewals of expiring XETAPLANS. These new XETAPLANs are helping to reverse the decline in interest income from this source. The Company also earns interest income on its idle cash balances. The Company invests these balances in money market accounts.

Tax Expense. The Company has recorded a combined federal and state tax provision of 37% of income before taxes throughout fiscal 1998 compared to a combined provision of 36% used throughout fiscal 1997. The increase in the tax rate reflects primarily the estimation of state taxes, which fluctuates based on the Company's sales volumes in each state.


OUTLOOK AND RISK FACTORS

The statements contained in this section are based on current expectations. The statements are forward-looking in nature and actual results may differ materially. The Company's Form 10-KSB for the year ended October 31, 1997 contains an expanded discussion of risk factors that should be read in conjunction with this report.

The Company continues to expand its market share in the hospitality industry, which is currently a rapidly expanding and healthy market. In the near term, management believes the Company will continue to enjoy strong sales of its products and rapid growth of its customer base, especially for its PBX product line. Throughout the first nine months of the year and up to the filing of this report, the Company's backlog of sales orders remained very strong. Currently, a slow-down in the growth of the hospitality sector of the economy is not predicted in the near-term; however, such a slow-down would likely negatively impact the growth rate of the Company. Nevertheless, it is important to note that as the Company's customer base is expanding, so is its recurring base of service revenues. Historically, the Company has a very high customer retention rate and the majority of those customers produce regular, monthly service revenues for the Company. This base of recurring service revenues should help cushion the effects of a slow-down in orders for new systems, if such a slow-down should occur.

Recently, there has been a surge in consolidation of ownership of hotel properties, particularly by real estate investment trusts ("REITS"), some of which have tax-advantaged corporate structures. This consolidation has produced some risks to the Company as industry personnel are shuffled and consolidated as well. To date, the impact on the Company has been positive, but the ultimate potential impact of these changes to the Company is still unknown. Recently, changes to IRS regulations have been proposed that would significantly reduce the tax-favored status enjoyed by several of the REITS. There is a general consensus that these changes will be enacted into law. In response, one of the largest hotel REITS, and a significant customer to the Company, has recently announced that it will be converting to C-Corp status. Press reports speculate that the other major hotel REITS, which have enjoyed the same tax-advantaged status, will also make similar changes to their structure. While no assurance can be given, at the present time management does not expect that these changes will have a material, adverse impact on the Company.

The Company continues to invest significant resources into the development of its XPANDER(R) system. The initial phase of the XPANDER(R) system is in production; however, development continues on additional features and on other XPANDER(R)-based products. To date, all installed XPANDER(R) systems are operating satisfactorily. The market for XPANDER(R) is continuing to develop, but the timing of its development has been slower than hoped. Management continues to believe very strongly that a majority of business oriented hotels will eventually convert to multiple telephone line access and that the XPANDER(R) system will be the solution chosen by many hoteliers.

During the third quarter, the Company announced a new call accounting product, the Virtual XL(TM) Series. This product, which consists of four new models of the Company's XL(R) Series call accounting systems, enables the Company's customers to access the system's screens and reports utilizing an Internet browser. This access can be performed either on site through the hotel LAN or remotely via an Internet or Intranet connection. The VIRTUAL XL(TM), which was an offshoot from the development of the XPANDER(R) system, is a timely answer to the trend toward centralized ownership and management of hotels as well as the trend toward connectivity of hotel information systems. The Company has installed several VIRTUAL XL(TM) systems that are operating satisfactorily. While no assurance can be given as to future sales levels, management is enthused with market reaction to this product to date.

Since the middle of 1997, the Company has been assessing the potential effect of the year 2000 on its business. This evaluation is on-going and will continue up to and through the beginning of that year. The issues surrounding the year 2000 ("Y2k") are extremely complex for any supplier of personal computer ("PC") products. PC motherboards and the internal software on those boards, called BIOS, can contain innumerable variations, which could affect performance after December 31, 1999. In addition, the Company's proprietary software is also susceptible to potential Y2k problems. The Company has addressed these issues as described below. For its PC-based product lines, which include the XL(R) and VIRTUAL XL(TM) Call Accounting Series, XPERT(R) Answer Detection Systems and BUFFY+ call buffering systems, the Company has developed a
- software upgrade which includes patches designed to compensate for all Y2k issues for which the Company has become aware. This upgrade is available to all of the Company's customers with XL(R) and VIRTUAL XL(TM) systems. For those customers with service contracts on their systems, the upgrade will be provided with their regular rate table update. Customers not under service contracts will be required to pay a nominal fee to receive the upgrade. All of the Company's customers are being contacted to make them aware of the software upgrade. In addition to the upgrade for the Company's proprietary software, the Company will be providing its customers with a test disk to enable the customer to test their specific version of motherboard and BIOS to determine if they have additional Y2k issues not addressed by the Company's software patch. Due to the extreme complexity of this issue, there can be no assurance given that the Company's response to these issues will be sufficient to prevent disruption in its business on January 1, 2000. The Company's other major systems that are not PC-based, such as the XD(R), XDM(R), XACT(R), and XXAM(R) systems, are not expected to be affected by Y2k. The Company distributes Hitachi PBX systems and Centigram voice mail systems as well as other micro-processor based ancillary products which may be affected by Y2k issues as well. Currently, management is satisfied that manufacturers of these systems are addressing this issue. However, as with its own products, the Company cannot provide any assurances that Centigram's and Hitachi's response to these issues will be sufficient to prevent disruption of the Company's business on January 1, 2000.

The Company is involved in two matters of pending litigation (See "Legal Proceedings" under Part II below). In one of these matters (Phonometrics), the Company is only indirectly involved and based on the current status of the litigation, management expects this matter to be resolved with no material impact to the Company's financial statements. In the ABTS matter, the trial that was previously scheduled for July was postponed and currently is not firmly scheduled. There are several pre-trial matters still pending before the court and although management desires very strongly to bring this matter to a resolution, it will continue to work through the legal process to resolve and further clarify as many of the issues as possible prior to the trial. No loss contingencies, other than the estimated cost of bringing the ABTS matter to trial, have been recorded in the financial statements. Should the ABTS case be resolved unfavorably, the Company may have to record additional expenses that could cause operating results to be materially lower than those expected.

PART II.   OTHER INFORMATION


Item 1.    Legal Proceedings


         ABTS

         In June, 1995, Associated Business Telephone Systems ("ABTS") initiated an action against the Company which is currently pending in the United States District Court for the Northern District of Oklahoma. ABTS claims' are based upon allegations of breach of contract including alleged violations of certain exclusivity rights held by ABTS, and tortious interference with ABTS' relationships with certain of its customers, arising in connection with (i) a Distributor's Agreement entered into between the Company and D & P Investments in 1986, pursuant to which the Company sold to D & P Investments certain call accounting systems (D & P has allegedly assigned its claims under this agreement to ABTS), and (ii) a Maintenance Agreement between the Company and ABTS pursuant to which the Company furnished maintenance services for such systems. Other claims raised by ABTS, including a breach of warranty claim, have been dismissed by the Court on summary judgment motion or during a pretrial hearing held in June, 1998. The Company has filed a counterclaim against ABTS and a third-party claim against D & P Investments based upon breach of contract.


         ABTS originally sought damages on its claims against the Company in the aggregate amount of approximately $1,000,000. This damage claim has been reduced as the Court has dismissed some of ABTS' claims. At present, ABTS seeks damages on its remaining claims in the approximate amount of $809,000. The Company seeks damages on its counterclaims against ABTS in excess of $3,000,000. On August 19, 1998, the Court re-opened discovery on the limited issue of damages. Such discovery is presently being conducted by both sides in this matter.


         The previously scheduled July 20th trial date was postponed by the Court on its own motion due to the Court's problems with scheduling. A new trial date has not been scheduled and likely will not be until the additional discovery on damages has been concluded. The Company intends to continue to vigorously defend ABTS' claims against it and to vigorously pursue all of its counterclaims against ABTS.


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


         On January 15, 1998, the United States Court of Appeals for the Federal Circuit affirmed the Florida court's decision against Phonometrics and in favor of Northern Telecom, finding that as a matter of law the accused products cannot infringe Phonometrics' patent. Subsequently, on February 17, 1998 Phonometrics sought to revive its case against Northern Telecom by filing a motion with the Florida court seeking leave to amend (for the second time) its complaint against Northern Telecom. This motion was denied by the Florida Court on April 17, 1998 and on May 15, 1998 Phonometrics filed a notice of intent to appeal the Court's decision denying its motion seeking leave to amend its complaint. On August 11, 1998, the Court of Appeals dismissed Phonometrics' notice of appeal for failure to prosecute.


         While it appears that this latest defeat for Phonometrics will clear the way for the lower Florida Court to follow through with its stated intention of dismissing the hotel cases once the Northern Telecom matter is finally concluded in favor of Northern Telecom, as of August 27, 1998, the docket sheet for the Florida hotel cases did not reflect any recent activity and these cases remain stayed.

Items 2, 3, 4, and 5 of Part II have been omitted because they are inapplicable or the response thereto is negative.



Item 6.

         (a) Exhibits - See the Exhibit Index.

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

                                           XETA CORPORATION
                                           (Registrant)


Dated:  September 10, 1998                    By: /s/ JACK R. INGRAM
                                                 -------------------------------
                                                      Jack R. Ingram
                                                      President


Dated:  September 10, 1998                    By: /s/ ROBERT B. WAGNER
                                                 -------------------------------
                                                      Robert B. Wagner
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