Form 10KSB
period 1998-10-31
XETA CORP
filed 1999-01-28
CIK 742550

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended October 31, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16231

                                XETA Corporation
------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                 Oklahoma                                             73-1130045
------------------------------------------------       --------------------------------------
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification Number)
organization)


    4500 S. Garnett, Suite 1000, Tulsa, Oklahoma                     74146
------------------------------------------------------------------------------
      (Address of principal executive offices)                     (Zip Code)

Issuer's telephone number:          (918) 664-8200
                          ----------------------------------------------------

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.10 par value
------------------------------------------------------------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    [X]                 No    [ ]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The issuer's revenues for its most recent fiscal year were $25,447,232.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 1998 (based upon the average bid and asked prices of such shares) was approximately $27,657,517.

     The number of shares outstanding of the registrant's Common Stock as of December 31, 1998 was 2,021,737 (excluding 264,547 treasury shares). Exhibit Index appears at Page 20.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held March 25, 1999 are incorporated into Part III, Items 10 through 12 hereof.

                                     PART I

ITEM 1.  BUSINESS

DEVELOPMENT AND DESCRIPTION OF BUSINESS

     XETA Corporation (the "Company"), an Oklahoma corporation formed in 1981, provides telecommunications products and services to the lodging industry. These products include various PBX and call accounting systems, which are the primary systems used by hotels to provide telephone-related services to their guests. These products also provide the information necessary to bill guests for telephone calls and properly manage the telecommunications environment at the hotel. Installation and service of the Company's products represents an integral part of the Company's business and, together with the reliability of its systems, forms the foundation of the Company's reputation in the lodging industry. In September 1998, the Company significantly increased its PBX service base by acquiring approximately 100 PBX service contracts from Williams Communications Solutions, L.L.C., together with Williams' related inventory of spare parts, for a total cash purchase price of $2,275,000.

PRODUCTS

     PBX Products. A private branch exchange ("PBX") connects the hotel to outside telephone networks operated by common carriers and routes calls to, from and between extensions in the hotel. PBX systems are manufactured by a relatively small number of well-known vendors. Since 1993, the Company has distributed the Hitachi 5000(R) Series Digital Communications System under a nation-wide, non-exclusive distributorship. In November, 1998, the Company signed a similar distributorship agreement with Lucent Technologies to sell Lucent's Guestworks(TM) PBX. Both the Hitachi and Lucent systems are equipped with lodging specific software and are state-of-the-art telephone systems which integrate with nearly all aspects of the hotel's operations.

     The Company also offers a variety of PBX related products such as voice mail systems, analog telephones, uninterruptable power supplies, announcement systems, etc. These products are generally sold in conjunction with the sale of new PBX systems and, with the exception of voice mail systems, are purchased from regional and national suppliers. The Company sells voice mail systems under a nation-wide, non-exclusive distributorship agreement with Centigram Communications Corporation, which is now owned by Mitel, Inc. ("Mitel").

     The Company has developed a proprietary PBX related product, marketed under the name "XPANDER(R)", to respond to the growing demand for additional telephone line access in hotel rooms. This demand is being driven by guests who desire to connect portable computers to public and private computer networks, including the Internet, while still having the ability to make and receive voice calls on a separate telephone line. To respond to this growing demand, hotels must increase the existing capacity of their PBX, which is typically expensive both in initial acquisition costs and in on-going maintenance costs. XPANDER(R) provides the needed increase in capacity for existing PBX's, usually at significantly lower acquisition and maintenance costs. XPANDER(R) has been designed to function with any manufacturer's PBX system and includes the same diagnostic and remote service capabilities that have always been standard in the Company's call accounting systems. The Company continues to devote resources to the development of additional features and capabilities of the XPANDER(R) system.

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

     The Company markets its call accounting products as the Virtual XL(TM) Series ("VXL"(TM) Series), XL(R) Series and XPERT(R) answer confirmation systems. The Company sells its VXL(TM) and XL(R) systems under a variety of sizes to meet the needs of small to large hotels. The VXL(TM) product line was introduced during 1998 and is designed to operate on a hotel's Local Area Network ("LAN") or a hotel management company's Wide Area Network ("WAN"). If connected to a LAN or WAN that is also connected to the Internet, the VXL(TM) can also be accessed via an Internet connection. All of the

Company's call accounting systems have user codes and password protections to reduce the opportunity of unauthorized access. The connectivity features of the VXL(TM) provide for much greater accessibility to the reporting features of the system.

     Answer confirmation systems are a complimentary product to call accounting and are designed to minimize guest charges for unanswered calls and to allow hotels to bill for answered calls of short duration which would otherwise be treated as unanswered and therefore not billed. Most call accounting systems, including the Company's systems, record and bill guests for calls which exceed a designated duration. The Company's XPERT(R) systems provide confirmation of the status of the call by monitoring trunk voltages associated with outgoing calls, thereby improving the accuracy of the hotel's guest billings and reducing guest complaints for improper charges.

     All of the Company's call accounting products operate on personal computer-based platforms. In the case of the XL(R) systems, the call accounting and answer confirmation functions can, depending on the size of the system, be combined into one integrated system, thereby reducing the customer's acquisition and maintenance costs. Additionally, the XPANDER(R) system can operate the XL(R) Series software while simultaneously providing additional telephone extensions. The Company also has developed a buffering system, BUFFY+, to allow for the capture of call information for later billing should the call accounting system fail or become slowed by a high volume of calls or extensive requests for reports.

SYSTEM SERVICE AND WARRANTY

     General. The Company is committed to distinguishing itself from its competitors through service to its systems. The hotel industry is a 24 hour-per-day, demanding environment in which any significant problem with the telecommunications system can quickly rise to crisis status. In addition to developing and building reliable systems, the Company has designed extensive remote service capabilities into each of its systems and has built a national network of Company technicians as well as third party service providers to meet the needs of this environment. The remote service capabilities, which have been a critical element of the Company's products since its inception, enable technicians at the Company's Service Center to quickly diagnose, and in most instances, correct system malfunctions without the need of an on-site service call. Until the time in which the Company became a distributor, installer and service provider of PBX systems, the Company's need for regionally located service employees was relatively minor. However, with the addition of the PBX product line and the tremendous growth of that business over the past five years, the Company has had to rapidly increase the number of regional service technicians. Currently, nearly half of the Company's service department personnel are based outside of the Company's Service Center.

     Warranty and Service Agreements. The Company provides a one-year limited warranty, generally from the date of installation, on call accounting products manufactured by the Company. After the warranty period, service for call accounting products is available under remote and direct service agreements. Under a remote service agreement, coverage of the equipment includes only those malfunctions which can be corrected via modem or through verbal instructions given to the customer over the telephone. Direct service agreements include remote service coverage plus on-site service and parts and labor coverage for defects in equipment provided by the Company. The Company's service agreements are generally for one year in duration. Due to the critical nature of call accounting systems to the telephone revenues of the hotel, the majority of the Company's customers elect to purchase service agreements.

     With regard to PBX equipment provided by the Company, the Company either sells the equipment with the manufacturer's warranty, or provides its own one-year warranty against defects in the equipment which in turn is supported by a similar warranty from the manufacturer to the Company. Any labor costs associated with fulfilling the warranty requirements are generally borne by the Company. Subsequent to the warranty period, the Company offers a unique, hotel-oriented PBX service plan. This service plan includes parts and labor coverage on the PBX plus a XETA call accounting system as well as other service options designed to meet the specific needs of each customer and build a long-term relationship with that customer.

     For XPANDER(R) systems, the Company provides warranty and service agreements similar to those offered on call accounting systems.

     Long Distance Services. The Company markets a variety of MCI long distance services to hospitality customers. The Company offers these services as an authorized sales subagent pursuant to agreements with L.D. Communications, Inc.

("LDCI"), which has agreements with MCI for the sale of MCI's long distance services. The Company's agreements with LDCI expire in April, 2000, but allow LDCI to terminate the agreements earlier should its underlying contracts with MCI be terminated for any reason. The Company markets long distance services jointly with Americom Communications Services, Inc. ("Americom") under a marketing alliance agreement. Americom is owned by Robert Jones, a co-founder and former officer and director of the Company.

     The Company earns commissions on calls made by guests at customer locations which have contracted for MCI's long distance services through the Company. A portion of the commission earned is then paid to the hotel and the remaining net commissions are shared with Americom according to a formula set out in the marketing alliance agreement. The source of most of the Company's long distance revenues is hotels which previously had long distance contracts with Americom. The Company purchased these contracts from Americom in conjunction with the Company's entry into the long distance services market in April 1997 and the creation of the marketing alliance with Americom. There has not been a substantial increase in the number of customers signing up for the Company's long distance service offering beyond these purchased contracts.

SOFTWARE AND PRODUCT DEVELOPMENT

     For the past several years, most of the Company's development efforts were devoted to the XPANDER(R) system (See "PBX Products" above). The Company has developed both the hardware and software for this system. During the past year, most XPANDER(R) development was spent on enhancements to the system.
Generally, these enhancements are being made so that guest extensions hooked to the XPANDER(R) system perform and have the same features as guest extensions hooked to the hotel's PBX. A by-product of its work on XPANDER(R) was the VXL(TM) system which was introduced in fiscal 1998.

MARKETING

     General. The decision making process for purchasing hotel telecommunications equipment and services is highly fragmented and can involve a wide range of personnel such as corporate hotel chain personnel, property management company officials, industry consultants, hotel owners and on-site financial or operating officers. This range of potential sales channels creates complexity and extends the sales cycle for the type of products sold by the Company. The Company has utilized its experience and reputation in the industry to build long-term relationships with individuals within these groups. These relationships, together with reliability of its products and quality of its installation and service, are key to the Company's past and future success. The Company primarily uses its direct sales staff to develop and maintain these relationships.

     Although the lodging industry is currently in a favorable economic cycle resulting in strong cash flows and affordable capital for new equipment purchases, tight budgetary controls and lack of capital and borrowing ability historically characterize this sector of the economy. To that end, the Company has developed innovative and flexible sales programs to help customers acquire the Company's products, primarily its call accounting products. The most extensively used of these programs has been the XETAPLAN program. Under the XETAPLAN program, the Company installs a call accounting and/or answer confirmation system and maintains it under the same terms as a direct maintenance agreement for a period of three to five years in exchange for a fixed monthly fee. This program enables the customer to avoid an up front cash outlay and to budget the costs for the equipment and service for the length of the agreement. Due to the nature and structure of the XETAPLAN contract and the relevant accounting rules, most XETAPLAN agreements are accounted for as sales of systems even though title to the equipment usually remains with the Company.

     PBX Marketing. The PBX market is characterized by fierce competition among all vendors as well as from other Hitachi and Lucent distributors. Buying decisions are based on a number of factors including price, the brand of PBX being offered, the vendor's reputation for quality installation and service after the sale, as well as a host of other factors specific to the customer. To enhance its competitive position, the Company has developed a package of value-added services to its PBX product and service offering. This package includes such amenities as providing an XL(R) or VXL(TM) Series call accounting system, a specified number of free labor hours each month and weekly appointments by certified technicians to correct minor malfunctions or to perform routine maintenance. The Company also invests in training its service technicians and expansion of its staff of regional technicians to be able to meet customer service requirements. These investments have helped to ensure a high level of quality service and have provided continuity of service throughout the Company's nation-wide network so that customers with multiple locations are assured that service quality will be essentially the same in all locations.

     Sales Staff and Agents. At December 31, 1998, the Company employed 13 persons directly involved in the sales and marketing of its products and services. In addition, since 1989 the Company has engaged Robert A. Jones through Americom, as an independent sales agent to represent the Company's call accounting products on an exclusive basis to some of the Company's major customers including Marriott Host/Marriott International. The Company considers its relationship with Mr. Jones to be good and does not believe that its relationship with Marriott Host/Marriott International is predicated on the basis of its relationship with Mr. Jones. The Company has also engaged other sales agents to represent its products to certain hotels or segments of the market, but none of these agents represent products to major customers of the Company.

MAJOR CUSTOMER

     Marriott Host/Marriott International and its affiliates, which include Marriott's full service hotels as well as Residence Inn by Marriott, Courtyard by Marriott, and Fairfield Inn by Marriott (collectively "Marriott"), is a major customer of the Company. Revenues from Marriott include sales of new PBX and call accounting products as well as revenues earned from installation and service activities. Management believes its relationship with Marriott to be good and expects this relationship to continue to grow. While revenues earned from Marriott each year have always been significant, the Company is currently enjoying a surge in orders from Marriott for new VXL(TM) call accounting systems. Most of these orders will be reflected as revenues in fiscal 1999.

     Starwood Hotels and Resorts ("Starwood") and Prime Hospitality Corp. ("Prime") are also major customers of the Company. Revenues from Starwood and Prime include sales of PBX and call accounting systems and service revenues. Revenues from Starwood also include revenues earned from long distance services. These revenues are primarily from those contracts purchased in 1997 which constitute substantially all of the Company's long distance revenues. Starwood and Prime own and/or operate hotels under a variety of well-known name brands.


COMPETITION

     The Company believes that its most effective weapon in competing in its market is the commitment to distinguish itself by concentrating on the performance and reliability of its systems and by providing the highest level of service possible. As a result, the Company has developed its entire operating philosophy on meeting the unique needs of the hospitality niche. That philosophy includes the innovative marketing and service programs discussed above. Competition in this niche is fierce and competitors range from large, well-known and well-financed companies to small, regional or local distributors, many of which do not concentrate their efforts on the hospitality market but are simply located near the prospective customer. These competitors are formidable and nearly every sale, especially PBX systems sales, is a hard fought victory. While the Company believes that its reputation and nation wide presence contribute significantly to its success, there can be no assurance given that the Company will be able to continue to expand its market share in the future.

     The competition for the type of long distance service provided by the Company is also fierce and is dominated by very large, well-known companies, primarily the large long distance carriers. Typically, these competitors are able to secure these contracts by providing customers with large up front cash bonuses and large monthly commissions on calls made on the customer's telephones. The Company has not been able to compete effectively on this basis and as a result, no significant long distance contracts have been secured beyond those purchased from Americom in fiscal 1997 (See "Long Distance Services" under "Services" above).

MANUFACTURING

     The Company assembles all of its proprietary products, which include its PC-based systems and the XPANDER(R) system, from an inventory of components, parts and sub-assemblies obtained from various suppliers. These components are purchased from a variety of regional and national distributors at prices which fluctuate based on demand and volumes purchased. Some components, although widely distributed, are manufactured by a single, usually foreign source and are therefore subject to shortages and price fluctuations if manufacturing is interrupted. The Company maintains adequate inventories of components to mitigate short-term shortages and believes the ultimate risk of long-term shortages is minimal. All of the Company's call accounting products are now based on PC technology, which is continually and rapidly changing. As a result, some of the components originally designed for use in the Company's systems have been phased out of production and replaced by more advanced technology. To date, these substitutions have not forced the Company to substantially redesign its systems and there has been minimal effect on overall system cost. There can be no assurance given, however, that future obsolescence of key components would not result in unanticipated delays in shipments of systems due to redesign and testing of assemblies.

     The Company uses outside contractors to assemble its proprietary printed circuit boards. The components and blank circuit boards are purchased and inventoried by the Company and supplied to the outside contractor for assembly and quality control testing. The Company performs various quality control procedures, including powering up completed systems and allowing them to "burn-in" before being assembled into a final unit for a specific customer location, and performing final testing prior to shipment.

EMPLOYEES

     At December 31, 1998, the Company employed 149 employees.

COPYRIGHTS, PATENTS AND TRADEMARKS

     The Company has registered as United States domestic trademarks the names "XETA," "XETAXCEL," "XACT," "XPERT," "XPERT+," "XL" and "XPANDER" for use in the marketing of its services and systems to the lodging industry. All of these marks are registered on the principal register of the United States Patent and Trademark Office ("PTO"), with the exception of XPANDER(R) which is registered on the supplemental register. The Company also has a pending trademark application on file to register the mark "Virtual XL."

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

ITEM 2.  PROPERTIES

     Currently, the Company leases its principal executive office, assembly and Service Center, all of which are located on two floors of a ten story office building in Tulsa, Oklahoma. The building and surrounding property are considered to be in good condition. The Company's lease on this space expires on April 30, 1999.

     Due to the Company's rapid growth in recent years, the April 1999 expiration of the lease on its current facilities and the unfavorable lease rates in the Tulsa market, the Company has built a new, one-story, 37,000 square foot facility in Broken Arrow, Oklahoma to house its present Tulsa operations. The new facility will have 65% more square feet than the Company's present facility. The building is located on a 13 acre tract of land owned by the Company in a suburban business park located approximately three miles from the Company's present location. The Company anticipates moving its operations into the new facility well in advance of the expiration of its current lease.

     The Company leases other office space in Boulder, Dallas, Indianapolis, Tampa, Altamonte Springs, Florida and Marlton, New Jersey from which its regional sales staff operates. The Company has informal office arrangements with its regional technicians to allow for some storage of spare parts.


ITEM 3.  LEGAL PROCEEDINGS


     On November 20, 1998, the Company was served with notice that it has been named as one of several defendants in a lawsuit styled ALLENDALE MUTUAL INSURANCE CO. V. XETA CORPORATION, HITACHI TELECOM (USA), INC., PUBLIC SERVICE COMPANY OF COLORADO, AT&T, US WEST LONG DISTANCE, INC., AND DOES 1-100, filed in the United States District Court for the District of Colorado on July 30, 1998. This case involves the failure of a Hitachi PBX system located in a Marriott hotel in Denver, Colorado, for which XETA had assumed service responsibilities. The plaintiff alleges that the defendants were negligent in the manufacture, design, installation, inspection, service, supervision, and provision of materials, electric power, telephone service, and supplies in connection with the PBX system. The plaintiff also alleges that the Company was grossly negligent in its service and repair of the PBX system. The plaintiff alleges that, as a result of the defendants' negligence, Marriott suffered property damage, business interruption, and loss of revenue, for which the plaintiff, as Marriott's insurer, has paid Marriott the sum of $926,518.84. The plaintiff also alleges that the PBX system's failure constituted a breach by the Company of its contract with Marriott and also gave rise to a product liability claim against the Company, Hitachi, and Does 1-100, for defective design or manufacture of the system. In its complaint, the plaintiff states that its damages are $926,518.84, but demands judgment "in an amount to be determined at trial." The plaintiff also requests its costs, attorney fees, and prejudgment interest. The Company denies liability in this matter and intends to vigorously defend this lawsuit.

     The matter of ASSOCIATED BUSINESS TELEPHONE SYSTEMS, INC. ("ABTS"), PLAINTIFF, VS. XETA CORPORATION, DEFENDANT AND THIRD-PARTY PLAINTIFF, VS. D&P INVESTMENTS, INC. ("D&P"), is pending before the United States District Court for the Northern District of Oklahoma. This matter, which was initiated by ABTS in June, 1995, arises from a 1986 distributor's agreement between the Company and D&P, pursuant to which the Company sold call accounting systems to D&P for resale, and a maintenance agreement between the Company and ABTS pursuant to which the Company furnished maintenance services for such systems. On motion by the Company, the court has dismissed some of ABTS' claims, including a breach of warranty claim, thereby reducing the stated amount of damages sought by ABTS from $1,000,000 to approximately $809,000. ABTS' remaining claims are based on breach of contract, including alleged violations of certain exclusivity rights held by ABTS, and tortious interference with certain customer relationships. The Company's counterclaim against ABTS and third-party claim against D&P, which is an affiliate of ABTS, are based upon breach of contract. The Company is seeking in excess of $3,000,000 in damages in these claims. Several trial dates have been set and passed in this matter, and in August, 1998, the Court re-opened discovery on the limited issue of damages. The Court has postponed setting another pretrial hearing or trial date pending the completion of such discovery and its ruling on motions related thereto. The Company intends to continue to vigorously defend ABTS' claims against it and to pursue all of its counterclaims and third-party claims against ABTS and D&P.

     Since 1994, when the Company was first notified by one of its hotel customers that the customer had been sued in Federal court for patent infringement by PHONOMETRICS, INC., a Florida company, the Company has been monitoring numerous patent infringement lawsuits filed by Phonometrics against certain telecommunications equipment manufacturers and hotels who use such equipment. While the Company has not been named as a defendant in any of these cases, several of its customers are named defendants and have notified the Company that they seek indemnification under the terms of their contracts with the Company. Because there are other equipment vendors implicated along with the Company in the cases filed against its customers, the Company has not assumed the outright defense of its customers in any of these actions. Phonometrics is seeking damages of an unspecified amount, based upon a reasonable royalty of the hotels' profits derived from use of the allegedly infringing equipment during a period commencing six years prior to the filing of such lawsuit and ending October 30, 1990.

     All of the cases filed by Phonometrics against the Company's customers were originally filed in, or transferred to, the United States District Court for the Southern District of Florida. These cases were stayed in 1997, pending the outcome of Phonometrics' lawsuit against one of the equipment manufacturers, Northern Telecom. In 1998, after all available appeals by Phonometrics were exhausted, Phonometrics lost its case against Northern Telecom and was ordered to pay Northern Telecom's attorney's fees. In the Northern Telecom case, the court ruled that in order to establish infringement of Phonometrics' patent, the allegedly infringing call accounting equipment must display cumulative costs in real time as they accrue, and display these costs on a visual digital display. The Company's systems do not have either of these elements. In light of the Northern Telecom ruling, on October 26, 1998, the Florida court dismissed all of the cases against the hotels, noting that Phonometrics failed to allege either of these specific elements of infringement in its complaint, and giving Phonometrics twenty days from the date of the court's order to file amended complaints, which Phonometrics did not do. On December 8, 1998 the Florida court closed all of the hotel cases. Phonometrics, however, is appealing the court's October 26th order dismissing its complaints against the hotels. The Company will continue to monitor this latest attempt by Phonometrics to resurrect its lawsuits against the hotels.

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

                                                  1998                          1997
                                                  ----                          ----

                                         High            Low            High             Low
                                         ----            ----           ----             ----
     Quarter Ending:
     ---------------
     January 31                         23 5/8          17 1/4           8 5/8           6 3/4
     April 30                           25 3/8          17 1/4          10 3/8           6 3/4
     July 31                            23 3/8          18 3/4          15 5/8           9 1/4
     October 31                         19 1/2          13              22 3/4          14 1/4


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

     As of October 31, 1998, the latest practicable date for which such information is available, the Company had 109 shareholders of record. In addition, based upon information received annually from brokers holding stock in the Company on behalf of beneficial owners, the Company has approximately 2,200 beneficial shareholders.

     No sales of unregistered securities were made by the Company during its 1998 fiscal year.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the fiscal year ending October 31, 1998, the Company reported record net income and revenues of $3.053 million and $25.447 million, respectively. These results represented a 43% increase in net income and a 36% increase in revenues. During fiscal 1998, the Company continued its focus on providing PBX and call accounting products and services to the lodging industry, and its record results were achieved due to the increasing market acceptance of the Company's product offerings and the robust hospitality market.

     There were several developments during fiscal 1998 that management believes will have a significant impact on future years. These developments included the acquisition of approximately 100 PBX service contracts, the execution of a non-exclusive distributorship agreement to represent Lucent Technology's ("Lucent") Guestworks(TM) PBX's to the lodging industry, and the construction of a new facility to house the Company's headquarters and Service Center. These developments, as well as additional analysis of the major factors and trends which management believes had the most significant impact on the financial condition of the Company as of October 31, 1998 and results of its operations for the fiscal year ending October 31, 1998 compared to 1997, are discussed below.


RESULTS OF OPERATIONS

     The 36% increase in revenues consists of a 41% increase in installation and service revenues, a 22% increase in sales of systems, and a 495% increase in long distance revenues. Alternatively, the Company's results can be reviewed by product line. During fiscal 1998, revenues earned from PBX related activities, including sales of new systems, installations and service, increased $5.0 million or 38%, revenues from call accounting related activities increased $824,000 or 15%, and revenues from the Company's long distance service offering increased $828,000 or 495%. The following discussion analyzes the Company's revenues by product line.

     Sales of PBX systems increased $1.588 million or 21% while revenues from PBX installation and service activities increased $3.447 million or 61% during fiscal year 1998. The growth in revenues earned from PBX related activities continues to be fueled by broad acceptance of the Company's PBX product and service offering and the robust growth of the overall hotel industry. Industry awareness of the Company's PBX product offering has grown steadily since the Company added PBX's to its product line five years ago. This increased awareness has allowed the Company to develop relationships with several hotel ownership groups and management companies with which the Company had no prior relationship. These relationships have produced significant revenues during fiscal 1998, both in sales of new systems and in service revenues from new maintenance contracts. Another important factor in the increase in sales of PBX systems has been the strength of the overall hotel industry. During fiscal 1998, there was a boom in construction of new hotels, primarily smaller, extended-stay type properties, and in remodeling of existing hotels. Both of these trends generated significant sales of PBX systems for the Company.

     Included in the increase in revenues from call accounting related activities was an increase in sales of call accounting systems of $407,000 or 26% and an increase in call accounting service revenues of $417,000 or 11%. Sales of call accounting systems were stronger than expected as construction of new hotels and overall spending on hotel technology helped to fuel sales of new systems. This, in turn, generated increased installation and service revenues. Also contributing to the increase in call accounting related revenues for fiscal 1998 were revenues earned from customers under the Company's long distance service offering. The Company provides call accounting equipment and service to its long distance customers and a portion of the long distance commissions earned from those customers is allocated to call accounting systems and service revenues. Fiscal 1998 was the first full year of operations for the Company's long distance services, therefore revenues from this source showed a substantial increase.

     Revenues from the Company's long distance service offering increased $828,000 or 495% in fiscal 1998 compared to fiscal 1997. Note that revenues from long distance service began during the third quarter of fiscal 1997 and therefore did not represent a full year of operations for comparison purposes. Substantially all of the long distance service revenues are earned from those contracts that were purchased by the Company upon its entry into this market in April, 1997. The Company has found it very difficult to compete in this market. Typically, competition is for service to a group of hotel properties controlled by one owner or management company. These companies typically solicit bids on a package of telecommunications services which include operator assisted long distance services, which the Company offers, as well as a wide variety of other telecommunications services which the Company does not offer. The bidding for these packages is then fiercely carried out by the major long distance carriers who can offer large up front cash payments to secure the business. As a result of these competitive factors, management does not expect revenues from this source to grow in the future.

     Gross margins on total revenues decreased to 35% in fiscal 1998 from 36% in fiscal 1997. The gross margin earned on installation and service revenues was 35% in fiscal 1998 compared to 37% in fiscal 1997. Management believes this decline is temporary and is due to increases in staffing and increased utilization of third party technicians as the Company responded to the continued rapid growth of its business. This growth necessitated the reorganization of the Company's Service Center into functional and geographical regions each with a management and support team for each area. The addition of these levels of management in addition to the overall increases in the number of regional technicians required to service the Company's installed based contributed to the decline in margins. Management is hopeful that gross margins on installation and service revenues will return to historical levels in the near future. The gross margin earned on systems sales in fiscal 1998 was 33% compared to 35% in fiscal 1997. This decline is attributable to a decline in gross margins earned on the sale of PBX systems reflecting sales of smaller systems primarily to smaller, extended-stay hotels. This segment of the market is highly price-driven and is very competitive. The gross margin earned on long distance services was 59% in fiscal 1998 compared to 65% earned in fiscal 1997. The gross margins earned on long distance revenues in fiscal 1998 are representative of the margins expected by management in the future.

     Operating expenses increased 15% in fiscal 1998 compared to fiscal 1997. This increase included an increase in amortization expense related to the 1997 purchase of long distance contracts for a full year compared to only five months in fiscal 1997. Amortization in fiscal 1998 also included one partial month of amortization of the purchase of PBX service contracts which was consummated in September, 1998 (see discussion of purchase of PBX service contracts under "Liquidity and Capital Resources" below). Also increasing in fiscal 1998 were general and administrative expenses related to increases in personnel and accrued costs related to the Company's relocation. Lastly, costs such as commissions and executive bonuses increased in conjunction with increases in sales and net profits. Partially offsetting these increases was a decrease in legal fees as the activity surrounding the ABTS case was substantially less in fiscal 1998, although the case is still on going (see "Legal Proceedings" above and the Notes to the Consolidated Financial Statements).

     Interest income increased 6% in fiscal 1998 compared to fiscal 1997. This increase was primarily related to increases in interest income earned from cash investments, as cash balances remained high for most of the year (until the acquisition of PBX service contracts in September 1998). Interest income earned from XETAPLAN contracts remained steady as many of the expiring XETAPLAN contracts were renewed preventing a decline in interest income from this source.

     The Company recorded a provision for federal and state income taxes of $1.855 million or 38% of pre-tax income compared to $1.190 million or 36% in fiscal 1997. The Company increased its effective tax rate to more appropriately reflect the estimated multi-state tax provision.


LIQUIDITY AND CAPITAL RESOURCES

     During fiscal 1998, the Company's cash balances decreased $2.774 million reflecting cash earned from operations of $3.216 million offset by cash used in investing activities of $4.594 million and cash used in financing activities of $1.396 million.

     Investing activities included the acquisition of land and construction of the Company's new headquarters for approximately $2.157 million and the acquisition of PBX service contracts for $1.860 million. The Company anticipates spending an additional $800,000 to complete the construction of its new facility. As discussed above, in September, 1998, the Company acquired approximately 100 PBX service contracts from Williams Communications Solutions, LLC ("WCS"). These contracts represented substantially all of WCS's base of Hitachi PBX systems under service contract. The cash paid at closing was $1.860 million which included a payment of $1.695 million for the contracts and an initial payment of $165,000 toward the purchase of WCS' spare parts inventory for this business. The remaining payment for the inventory, $415,000, will be made after completion of testing of the inventory. The portion of the purchase price allocated to the service contracts will be amortized over a one-year period. This period approximates the average life of the contracts and reflects the fact that although some of the contracts may have an extended term, management believes it must earn the customers' business within the first year of taking over service or risk cancellation. The Company expects to generate approximately $2.0 million in annual revenues from the customers it retains.

     Financing activities consisted primarily of the repurchase of Company stock in accordance with a stock buy-back plan adopted by the Company's board of directors in October, 1997. Under the plan, the Company is authorized to spend up to one-third of net income for stock repurchases. The plan began with one-third of fiscal 1997 net income as a starting point. During the year the Company repurchased 74,800 common shares for $1.488 million. The program will be reviewed on a regular basis and future repurchases will be dictated by overall financial and market conditions.

     Although the transactions discussed above have substantially decreased the Company's cash balances as of October 31, 1998, management believes that the Company's financial condition remains strong. In addition to its strong working capital position, the Company's lack of debt and access to capital markets provide some assurance that the Company has substantial capabilities should additional opportunities for acquisitions arise. The availability of such capital would depend upon a multitude of factors, including the specifics of any proposed transaction. To that end, management is continuing to evaluate opportunities as they arise. However, management is presently taking a less aggressive position toward these opportunities as the Company works through several recent developments in its business. These include the recent addition of the WCS contracts, the installation of several hundred new VXL(TM) call accounting systems currently in the installation backlog, the addition of the Lucent Guestworks(TM) PBX product line, and the Company's relocation to its new facility scheduled to occur during the second fiscal quarter.

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

     The Company is committed to pursuing its strategy of providing telecommunications equipment and service to the hospitality industry. Management believes that it can continue to be successful in this endeavor through expansion of its base of customers, primarily through new installations of PBX systems. The Company's recent decision to distribute Lucent PBX systems was driven by this desire to continue to rapidly expand its customer base as well as its market share. Management believes that the Lucent Guestworks(TM) product will enable the Company to expand into some segments of its market, specifically large hotels, in which it cannot effectively compete at the present time. It also enables the Company to sell to some hotel management companies who have a strong desire to standardize their properties on the Lucent system.

     The Company sells PBX and voice mail systems under distribution agreements with Hitachi Telecom (USA), Inc. ("Hitachi"), Lucent and Mitel, Inc. The Company considers its relationship with all of these manufacturers to be good, although the Company does not have extensive experience with Lucent yet. The agreements with Hitachi and Lucent both contain certain volume commitments to earn the pricing structure that is outlined in the distributorship agreement. Should the Company fail to meet those requirements, the Company's future profit margins could suffer. As market acceptance of the new Lucent product offering becomes more apparent, it is possible that a re-alignment of volume commitments may be necessary in future renewals of these contracts. Management does not believe, however, that such re-alignments would have a material, adverse impact on its business.

     The Company's success has always been attributable, in part, to the development of innovative new products. The Company has spent significant resources in the last few years on the development of a proprietary PBX product, XPANDER(R). To date, sales of XPANDER(R) have been below management's expectations and presently, there is no expectation that XPANDER(R) will begin contributing materially to the Company's revenues or operating results. However, a by-product of the Company's XPANDER(R) development efforts was the innovation of the VXL(TM) series call accounting system. Sales of these systems have been explosive during the first quarter of fiscal 1999 and the Company should enjoy a very strong year in call accounting revenues as a result. Most of these orders for VXL(TM) systems are from existing call accounting customers who are choosing to upgrade their present systems. Therefore, although management expects a surge in call accounting systems sales during fiscal 1999, on-going future service revenues from call accounting systems under service contract will not increase proportionately as a result of the orders received to date for this product.

     Since the middle of 1997, the Company has been assessing the potential effect of the year 2000 ("Y2K") on its business. This evaluation, conducted primarily by the Company's engineering department, is ongoing and will continue up to and through the beginning of that year. Since the Company supplies PC based systems and develops proprietary software for those systems, the issues surrounding the Y2K problem are extremely complex. In relation to the Company's proprietary software, the Company has addressed Y2K issues as described below. For its PC-based product lines, which include the XL(R) and VIRTUAL XL(TM) Call Accounting Series, XPERT(R) Answer Detection Systems and BUFFY+ call buffering systems, the Company has developed a software upgrade which includes patches designed to compensate for all Y2K issues for which the Company has become aware. This upgrade is available to all of the Company's customers with XL(R) and VIRTUAL XL(TM) systems. For those customers with service contracts on their systems, the upgrade will be provided with their regular rate table update. Customers not under service contracts will be required to pay a nominal fee to receive the upgrade. All of the Company's customers are being contacted to make them aware of the software upgrade.

     The Company has also tested its proprietary software on various hardware configurations. This was necessary because the Company has installed PC systems with hardware components manufactured by a variety of suppliers. The software in these components reacts differently based on the hardware manufacturer, the version of the software used, and the date manufactured. Management believes that its software upgrade obviates all of the hardware Y2K problems known to management. As a precaution, however, the Company is supplying its customers under maintenance agreements with a hardware test diskette. This test verifies whether the customer's hardware will function properly when operating the Company's software after December 31, 1999. These tests began December 28, 1998. To date, there have been no reported failures and management does not expect there to be any as the test continues. Should a customer's system report a failure during the test, the Company believes that additional software could be written to "patch" the problem.

      The Company's other major proprietary systems that are not PC-based, such as the XD(R), XDM(TM), XACT(R), and XXAM(TM) systems, are not expected to be affected by Y2K.

      The discussion above outlines the Company's assessment and response to Y2K problems as they relate to the Company's proprietary products as of the date of filing this report. As stated above, evaluation of this matter is on-going and the Company will respond to further Y2K issues as they arise. Presently, management is very optimistic that its proprietary systems installed at customer locations will perform their essential functions, including the pricing of telephone calls and the transmission of that information to hotel property management systems, after December 31, 1999. However, less favorable scenarios could develop. Management believes that the most reasonably likely worst case scenario is that its systems experience a variety of problems related to hardware malfunctions which had not previously presented themselves and which therefore were not part of the software upgrade provided by the Company. The hardware test discussed above is designed to surface as many of these hardware issues as possible. However, there can be no assurance given that the Company's systems, including those that have been upgraded, will perform satisfactorily when using dates after December 31, 1999.

      The PBX and voice mail products which the Company distributes are also susceptible to Y2K problems. The Company has been advised by each of the manufacturers of these systems that the manufacturer has evaluated its products and has developed software upgrades designed to enable proper functioning of the systems when utilizing dates after December 31, 1999. The Company has performed no tests on these upgrades and can give no assurance that these manufacturers have adequately evaluated their products for Y2K exposure or that the upgrades provided will resolve all potential Y2K problems.

      The Company has also assessed its internal technology systems for exposure to Y2K problems. These systems include its service and accounting systems as well as software and hardware used in product development. The Company has or will be purchasing and installing the necessary upgrades to bring these systems into Y2K compliance. As for the remainder of the Company's infrastructure, no specific Y2K assessment has been made to date and no contingency plans have been developed in the event that the Company experiences a catastrophic loss of electric power or phone service.

      The Company has incorporated its Y2K efforts into its normal operations and as such, specific data regarding the costs of the activities described above is not available. However, management estimates that the costs incurred during fiscal 1998 for Y2K compliance were approximately $150,000 and that Y2K costs for fiscal 1999 will also be approximately $150,000. These amounts do not include the cost of management time in analyzing and planning regarding Y2K issues.

     Due to the extreme complexity of this issue, there can be no assurance given that the Company's response to these issues will prevent disruption in its business on January 1, 2000. Also, it is possible that the Company's Service Center may well become overwhelmed by calls on or shortly after January 1, 2000 regarding Y2K issues or concerns, whether or not directly related to the Company's products. If such a volume of calls should occur, it might delay the Company's ability to conduct its normal operations and could negatively affect the Company's reputation. Furthermore, other Y2K problems which have not been foreseen could cause a disruption to the Company's operations, possibly resulting in damage to its reputation and materially different operating results. These Y2K problems could be totally unrelated to the Company's products or customers and still have a significant impact on the Company's operations. Finally, management believes that regardless of the extent of Y2K problems in the global marketplace, a surge in litigation will ensue. As a developer of proprietary software and a service provider for telecommunications systems, the Company is vulnerable to the risk of increased litigation, despite its best efforts to mitigate the impact of the Y2K problem on its products and services.

     The Company is involved in three matters of pending litigation (See "Legal Proceedings" under Part I above). No loss contingencies, other than the estimated costs of bringing one of the cases to trial, have been recorded in the financial statements. Should the outcome of any of these matters be unfavorable, however, the Company may have to record expenses which might cause operating results to be materially lower than those expected.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS OF THE COMPANY                                                             PAGE
--------------------------------------------                                                             ----
Report of Independent Public Accountants                                                                  F-1

Consolidated Financial Statements

        Consolidated Balance Sheet - October 31, 1998                                                     F-2

        Consolidated Statements of Operations - For
          the Years Ended October 31, 1998 and 1997                                                       F-3

        Consolidated Statements of Shareholders' Equity -
          For the Years Ended October 31, 1998 and 1997                                                   F-4

        Consolidated Statements of Cash Flows - For the
          Years Ended October 31, 1998 and 1997                                                           F-5


Notes to Consolidated Financial Statements                                                                F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Xeta Corporation:

We have audited the accompanying consolidated balance sheet of Xeta Corporation (an Oklahoma corporation) and subsidiary as of October 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended October 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xeta Corporation and subsidiary as of October 31, 1998, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 1998, in conformity with generally accepted accounting principles.


                                                             ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
   December 4, 1998

                                XETA CORPORATION

                           CONSOLIDATED BALANCE SHEET

                                OCTOBER 31, 1998


                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $  3,238,218
   Current portion of net investment in sales-type leases                     1,500,095
   Trade accounts receivable, net of allowance of $168,513                    3,561,201
   Inventories, net                                                           2,022,256
   Deferred tax asset, net                                                      575,587
   Prepaid expenses and other                                                    73,895
                                                                           ------------
         Total current assets                                                10,971,252
                                                                           ------------

NONCURRENT ASSETS:
   Net investment in sales-type leases, less current portion                  1,210,939
   Property, plant and equipment, net                                         2,817,370
   Purchased service and long distance contracts, net of accumulated
     amortization of $346,891                                                 2,537,437
   Capitalized software production costs, net of accumulated
     amortization of $453,066                                                   655,370
   Other                                                                         99,618
                                                                           ------------
         Total noncurrent assets                                              7,320,734
                                                                           ------------
           Total assets                                                    $ 18,291,986
                                                                           ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $  1,747,009
   Unearned revenue                                                           3,096,217
   Accrued liabilities                                                          824,454
   Accrued income taxes                                                         181,876
                                                                           ------------
         Total current liabilities                                            5,849,556
                                                                           ------------

UNEARNED SERVICE REVENUE                                                        730,314
                                                                           ------------

NONCURRENT DEFERRED TAX LIABILITY, net                                          526,881
                                                                           ------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued
   Common stock; $.10 par value; 10,000,000 shares authorized,
     2,286,284 issued                                                           228,628
   Paid-in capital                                                            5,135,818
   Retained earnings                                                          7,568,905
   Less- Treasury stock, at cost                                             (1,748,116)
                                                                           ------------
         Total shareholders' equity                                          11,185,235
                                                                           ------------
           Total liabilities and shareholders' equity                      $ 18,291,986
                                                                           ============


                     The accompanying notes are an integral
                    part of this consolidated balance sheet.

                                XETA CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              For the Years
                                                            Ended October 31,
                                                       ---------------------------
                                                           1998            1997
                                                       -----------     -----------
INSTALLATION AND SERVICE REVENUES                      $13,219,687     $ 9,355,360
SYSTEM SALES                                            11,232,402       9,237,813
LONG DISTANCE SERVICES                                     995,143         167,307
                                                       -----------     -----------
NET SALES, INSTALLATION AND SERVICE REVENUES            25,447,232      18,760,480
                                                       -----------     -----------

INSTALLATION AND SERVICE COSTS                           8,535,823       5,884,096
COST OF SYSTEMS SALES                                    7,505,397       6,014,731
COST OF LONG DISTANCE SERVICES                             411,491          59,385
                                                       -----------     -----------
TOTAL COST OF SALES, INSTALLATION AND SERVICE           16,452,711      11,958,212
                                                       -----------     -----------
         Gross profit                                    8,994,521       6,802,268
                                                       -----------     -----------

OPERATING EXPENSES:
   Selling, general and administrative                   3,992,470       3,629,250
   Engineering                                             255,593         120,076
   Research and development                                127,778         240,189
   Amortization                                            381,521         149,512
                                                       -----------     -----------
         Total operating expenses                        4,757,362       4,139,027
                                                       -----------     -----------

INCOME FROM OPERATIONS                                   4,237,159       2,663,241

INTEREST AND OTHER INCOME, net                             670,541         667,069
                                                       -----------     -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                 4,907,700       3,330,310
PROVISION FOR INCOME TAXES                               1,855,000       1,190,000
                                                       -----------     -----------
NET INCOME                                             $ 3,052,700     $ 2,140,310
                                                       ===========     ===========

INCOME PER SHARE - BASIC                               $      1.50     $      1.07
                                                       ===========     ===========
INCOME PER SHARE - DILUTED                             $      1.30     $       .90
                                                       ===========     ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                      2,029,983       2,006,255
                                                       ===========     ===========
WEIGHTED AVERAGE EQUIVALENT SHARES                       2,342,540       2,365,244
                                                       ===========     ===========


                     The accompanying notes are an integral
                     part of these consolidated statements.

                                XETA CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                  FOR THE YEARS ENDED OCTOBER 31, 1998 AND 1997


                                            Common Stock                  Treasury Stock
                                    --------------------------      ---------------------------
                                      Number of                                                        Paid-in         Retained
                                    Shares Issued    Par Value       Shares           Amount           Capital         Earnings
                                    -------------   -----------     -----------     -----------      -----------     -----------
BALANCE AT OCTOBER 31, 1996           2,182,653     $   218,265         189,747     $  (259,740)     $ 4,736,413     $ 2,375,895

   Stock options exercised               24,632           2,463              --              --           43,828              --

   Tax benefit of stock options              --              --              --              --           79,099              --

   Net income                                --              --              --              --               --       2,140,310
                                    -----------     -----------     -----------     -----------      -----------     -----------

BALANCE AT OCTOBER 31, 1997           2,207,285         220,728         189,747        (259,740)       4,859,340       4,516,205

   Stock options exercised               78,999           7,900              --              --           85,000              --

   Tax benefit of stock options              --              --              --              --          191,478              --

   Treasury Stock purchased                  --              --          74,800      (1,488,376)              --              --

   Net income                                --              --              --              --               --       3,052,700
                                    -----------     -----------     -----------     -----------      -----------     -----------

BALANCE AT OCTOBER 31, 1998           2,286,284     $   228,628         264,547     $(1,748,116)     $ 5,135,818     $ 7,568,905
                                    ===========     ===========     ===========     ===========      ===========     ===========

                     The accompanying notes are an integral
                     part of these consolidated statements.

                                XETA CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     For the Years
                                                                                   Ended October 31,
                                                                           -----------------------------
                                                                               1998             1997
                                                                           -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                              $ 3,052,700      $ 2,140,310
                                                                           -----------      -----------
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation                                                            299,192          209,531
       Amortization                                                            381,521          149,512
       Loss on sale of assets                                                   14,577            3,859
       Provision for doubtful accounts receivable                               76,000           36,000
       Provision for excess and obsolete inventory                                  --           33,666
       Change in assets and liabilities-
         Decrease in net investment in sales-type leases                       793,189        1,450,807
         Increase in other receivables                                      (2,135,358)         (21,364)
         Increase in inventories                                              (523,508)        (490,918)
         Decrease in prepaid income taxes                                           --          173,785
         (Increase) decrease in deferred tax asset                            (513,844)          31,154
         (Increase) decrease in prepaid expenses and other assets              (43,489)         184,886
         Increase in accounts payable                                        1,155,187          220,349
         Increase (decrease) in unearned revenue                               345,313         (182,074)
         Increase in accrued liabilities                                        84,758           72,858
         Increase in accrued income taxes                                      254,479          197,973
         Decrease in deferred tax liabilities                                  (24,839)         (40,264)
                                                                           -----------      -----------
           Total adjustments                                                   163,178        2,029,760
                                                                           -----------      -----------
              Net cash provided by operating activities                      3,215,878        4,170,070
                                                                           -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of long distance contracts                                     (1,860,000)      (1,024,318)
   Additions to property, plant and equipment                               (2,497,096)        (453,390)
   Additions to capitalized software production costs                         (237,781)        (275,913)
   Proceeds from sale of assets                                                    852               --
                                                                           -----------      -----------
              Net cash used in investing activities                         (4,594,025)      (1,753,621)
                                                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                               (1,488,376)              --
   Exercises of stock options and warrants                                      92,900           46,291
                                                                           -----------      -----------
              Net cash provided by (used in) financing activities           (1,395,476)          46,291
                                                                           -----------      -----------
              Net increase (decrease) in cash and cash equivalents          (2,773,623)       2,462,740

CASH AND CASH EQUIVALENTS, beginning of year                                 6,011,841        3,549,101
                                                                           -----------      -----------
CASH AND CASH EQUIVALENTS, end of year                                     $ 3,238,218      $ 6,011,841
                                                                           ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for income taxes                              $ 2,116,908      $ 1,115,290
                                                                           ===========      ===========
   Noncash tax benefit of options exercised                                $   191,478      $    79,099
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

                                OCTOBER 31, 1998



1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Xeta Corporation (Xeta or the Company) develops, manufactures and markets call accounting systems and is a nation-wide distributor of third-party manufactured PBX systems. Xeta sells primarily to the lodging industry and is thus dependent upon the condition of the hospitality economic sector.

Xetacom, Inc. (Xetacom), a wholly owned subsidiary of the Company, provides long distance telephone services to the lodging industry. Xetacom's operations have been insignificant to date.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents at October 31, 1998, consist of money market accounts and commercial bank accounts.

LEASE ACCOUNTING

A portion of the Company's revenues have been generated using sales-type leases. The Company has sold systems to end-users under these sales-type leases to be paid over three, four and five year periods. Because the present value (computed at the rate implicit in the lease) of the minimum payments under these sales-type leases equals or exceeds 90 percent of the fair market value of the systems and/or the length of the lease exceeds 75 percent of the estimated economic life of the equipment, the Company recognizes the net effect of these transactions as a sale as required by generally accepted accounting principles.

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

REVENUE RECOGNITION

The Company recognizes revenue from sales-type leases as discussed above under the caption "Lease Accounting." Service revenue is recognized monthly over the life of the related sales-type lease or service agreement on a straight-line basis. Revenue from sales and installations of call accounting systems is generally recognized 75 percent upon shipment of the system with the remaining 25 percent recognized upon installation where the Company is responsible for installation. Revenue from sales of PBX systems are generally recognized 100 percent upon installation. Service and installation costs are expensed as incurred.

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

RECLASSIFICATIONS

Certain reclassifications have been made to the income statement to conform with the 1998 presentation.

2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consists of the following components at October 31, 1998:

Raw materials                                               $1,092,278
Finished goods and spare parts                               1,254,978
                                                            ----------
                                                             2,347,256
Less- reserve for excess and obsolete inventory                325,000
                                                            ----------
         Inventories, net                                   $2,022,256
                                                            ==========

3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following at October 31, 1998:

Construction in progress                                  $1,565,601
Data processing and computer field equipment               1,368,075
Land                                                         611,582
Office furniture                                             136,143
Other                                                        271,171
                                                          ----------

Total property, plant and equipment                        3,952,572
Less- accumulated depreciation                             1,135,202
                                                          ----------

Total property, plant and equipment, net                  $2,817,370
                                                          ==========

4.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31, 1998:

Bonuses                            $555,135
Vacation                            102,679
Commissions                         104,656
Other                                61,984
                                   --------
                                   $824,454
                                   ========

5.  UNEARNED REVENUE:

Unearned revenue consists of the following at October 31, 1998:

Service contracts                                 $1,245,506
Warranty service                                     951,238
Customer deposits                                    688,778
Systems shipped but not installed                     69,364
Other                                                141,331
                                                  ----------
Total current unearned revenue                     3,096,217
Noncurrent unearned service revenue                  730,314
                                                  ----------
                                                  $3,826,531
                                                  ==========

6.  INCOME TAXES:

Income tax expense is based on pretax financial accounting income. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities.

The income tax provision for the years ending October 31, 1998 and 1997, consists of the following:

                                               1998             1997
                                           -----------      -----------
Current provision - federal                $ 1,584,000      $ 1,199,110
Deferred benefit - federal                     (77,000)          (9,110)
State income taxes                             348,000               --
                                           -----------      -----------
      Total provision                      $ 1,855,000      $ 1,190,000
                                           ===========      ===========

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

                                      Year Ended
                                      October 31,
                                    --------------
                                    1998      1997
                                    ----      ----
Statutory rate                        34%       34%
State income taxes                     7%        0%
Other                                 (3)%       2%
                                    ----      ----
Effective rate                        38%       36%
                                    ====      ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31, 1998, are presented below:

Deferred tax assets:
   Prepaid service contracts                 $347,322
   Nondeductible reserves                     315,585
   Other                                       35,078
                                             --------
     Total deferred tax asset                 697,985
                                             --------

Deferred tax liabilities:
   Tax income to be recognized on sales-type lease contracts           250,479
   Unamortized capitalized software development costs                  222,826
   Unamortized cost of long distance and service contracts             175,974
                                                                      --------
     Total deferred tax liability                                      649,279
                                                                      --------
     Net deferred tax asset                                           $ 48,706
                                                                      ========

7.  REVOLVING CREDIT AGREEMENT:

The Company maintains a $1,000,000 revolving line of credit with its bank. The amended loan agreement expires on April 1, 1999. Advances under the agreement are based on the Company's current receivables. Substantially all of the Company's assets are collateralized under the agreement which also contains provisions which impose certain restrictions on the Company and requires the Company to meet certain financial ratios. At October 31, 1998, the Company was in compliance with the credit agreement. No advances have been made under this agreement during fiscal 1998 or 1997.

8.  PURCHASED SERVICE AND LONG DISTANCE CONTRACTS:

In September, 1998, the Company purchased substantially all of the Hitachi PBX service contracts from Williams Communications Solutions, LLC (WCS) for $1,695,000. The Company took responsibility for the 94 service contracts and 9 warranty customers between October 15, 1998 and December 1, 1998 based on a predetermined schedule. The Company will amortize the purchase price over the estimated useful life of the contracts which is approximately one year. In addition to the service contracts, the Company also purchased WCS' spare parts inventory. At closing, $165,000 was paid to WCS toward the purchase of the inventory with the remaining $415,000 to be paid after testing is completed.

In April, 1997, the Company purchased existing long distance contracts at 71 hotels for $1,108,000 from its marketing alliance partner in the long distance services business, Americom Communications Services, Inc. (Americom). The purchase price included a payment for the contracts of $1,024,000, which has been capitalized, and reimbursement of certain equipment fees on installed equipment. The capitalized costs are being amortized ratably over the estimated future life of the contracts. Previous to the purchase agreement, Americom had obtained loans from one of the carriers secured by future commissions to be earned under various long distance contracts, including those contracts purchased by the Company. To effect the transfer of Americom's interest in the 71 hotel contracts, which were collateralized by the loans, the Company guaranteed Americom's indebtedness. The amount of the guarantee at October 31, 1998, was approximately $169,000. The Company believes that Americom's earnings from its share of net commissions as well as other revenue sources pledged by Americom will be sufficient to retire the indebtedness in accordance with the terms of the loans, therefore no liability has been recorded related to the guarantee.

9.  STOCK OPTIONS:

The Company had a stock option plan (the Plan) for officers and key employees. The Plan expired on April 18, 1998. Under the terms of the Plan, the Board of Directors determined the option price, not to be less than fair market value, at the date of grant.

Options granted under the Plan generally expire ten years from the date of grant and are exercisable at a rate of 33 1/3 percent per year after a one-year waiting period.

                                           Outstanding Options
                                        ------------------------
                                                      Price Per
                                         Number          Share
                                        -------      -----------
Balance, October 31, 1997                95,335      $ 1.00-6.56
Granted                                  40,000      $     17.50
Exercised                               (48,999)     $ 1.00-6.56
                                        -------      -----------
Balance, October 31, 1998                86,336      $1.00-17.50
                                        =======      ===========

At October 31, 1998, options to purchase 40,500 shares are exercisable.

The Company has also granted options outside the Plan to certain officers and directors. These options generally expire ten years from the date of grant and are exercisable over the period stated in each option. The table below presents information regarding options granted outside the Plan.

                                          Outstanding Options
                                        -----------------------
                                                     Price Per
                                         Number        Share
                                        -------     -----------
Balance, October 31, 1997               460,000     $ 1.00-1.53
Exercised                                30,000     $      1.00
                                                    -----------
Balance, October 31, 1998               430,000     $ 1.00-1.53
                                                    ===========

Accounting for stock options issued to employees is governed by Statement of Financial Accounting Standards No. 123 (SFAS 123), "Accounting for Stock Based Compensation." Generally, SFAS 123 requires companies to record in their financial statements the compensation expense, if any, related to stock options issued to employees. Under an alternative accounting method adopted by the Company, SFAS 123 allows the Company to only disclose the impact of issued stock options as if the expense had been recorded in the financial statements. Had the Company recorded compensation expense related to its stock option plans in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              For the Year Ending
                                                  October 31,
                                           -------------------------
                                              1998           1997
                                           ----------     ----------
NET INCOME:
   As reported                             $3,052,700     $2,140,310
   Pro forma                               $2,945,408     $2,122,572

EARNINGS PER SHARE:
   As reported - Basic                     $     1.50     $     1.07
   As reported - Diluted                   $     1.30     $      .90

   Pro forma - Basic                       $     1.45     $     1.06
   Pro forma - Diluted                     $     1.26     $      .90

The fair value of the options granted was estimated at the date of grant using the Modified Black-Scholes European pricing model with the following assumptions: risk free interest rate (5.38% to 5.70%), dividend yield (0.00%), expected volatility (83.82% to 107.47%), and expected life (6 years).

10.  EARNINGS PER SHARE:

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," effective December 31, 1997, and all earnings per share amounts disclosed herein have been calculated under the provisions of SFAS
128. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reported period. A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                            For the Year Ended October 31, 1998
                                          ----------------------------------------
                                            Income           Shares      Per-Share
                                          (Numerator)     (Denominator)    Amount
                                          -----------     -------------  ---------
Basic EPS
  Net income                               $3,052,700      2,029,983       $1.50
  Options issued to employees                                312,557

Diluted EPS
  Net income                               $3,052,700      2,342,540       $1.30

                                              For the Year Ended October 31, 1997
                                           ---------------------------------------
                                             Income           Shares     Per-Share
                                           (Numerator)    (Denominator)    Amount
                                           -----------    -------------  ---------
Basic EPS
  Net income                               $2,140,310      2,006,255       $1.07
  Options issued to employees                                358,989

Diluted EPS
  Net income                               $2,140,310      2,365,244       $ .90

11.  COMMITMENTS:

Minimum future annual payments to be received and paid under various leases are as follows:

                                                  Sales-Type
                                                Lease Payments      Operating
   October 31,                                    Receivable          Leases
  ------------                                  -------------       -----------
      1999                                      $   1,833,926       $  147,109
      2000                                            931,544           40,039
      2001                                            370,978           18,711
      2002                                             15,951           18,558
                                                -------------       ----------
                                                    3,152,399       $  224,417
                                                                    ==========
Less- Imputed interest                                441,365
                                                -------------
Present value of minimum payments               $   2,711,034
                                                =============

The Company incurred operating lease costs of approximately $264,000 and $323,000 in 1998 and 1997, respectively.

On October 30, 1997, the Company's Board of Directors adopted a stock buy-back program in which management was authorized to spend up to one-third of net income for fiscal 1997 and for each subsequent fiscal quarter thereafter until the program is terminated. During the year, the Company purchased 74,800 shares in open market transactions at an average price of $19.90. The timing and the amount of future stock repurchases, if any, will be dictated by overall financial and market conditions and the program will be reviewed on a regular basis.

12.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

Marriott International/Marriott Host ("Marriott") is a major customer of the Company. The Company has systems installed at various Marriott owned or managed hotels under the brands "Marriott," "Residence Inn by Marriott," "Courtyard by Marriott," and "Fairfield Inn by Marriott." Revenues from Marriott represented 22 percent and 23 percent of the Company's revenues for the years ended October 31, 1998 and 1997, respectively. Marriott has been a major customer of the Company since 1986 and management considers its relationship with Marriott to be good. However, the loss of Marriott as a customer would have a material adverse effect on the Company's operating results and financial condition.

During fiscal 1998, revenues earned from Starwood Hotels and Resorts and from Prime Hospitality were 11 percent and 10 percent, respectively. Both of these companies are relatively new customers to the Company. The Company considers its relationship with both to be good.

The Company's products are designed and marketed to meet the specific telecommunications needs of the lodging industry and the Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions which, in turn, may impact the Company's overall credit risk. However, because the Company's products are essential, revenue-producing assets of the customer and because the ultimate credit risk typically rests with the individual hotel where the equipment is installed, management considers the Company's credit risk to be satisfactorily diversified and that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 1998.

13.  EMPLOYMENT AGREEMENTS:

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

Bonuses, commissions and other payments earned under the agreements described above were $793,000 and $608,000 for the years ending October 31, 1998 and 1997, respectively.

14.  CONTINGENCY:

The Company is the defendant in two lawsuits and is involved in one other matter of litigation through indemnification agreements with several customers. On November 20, 1998, the Company was notified that it was named as part of a group of defendants in a lawsuit brought by Allendale Mutual Insurance Co. ("Allendale"). This case involves the failure of a Hitachi PBX system located at one of the Company's customer locations. The PBX system was under a maintenance contract with the Company when the failure of the PBX system occurred. Allendale, the insurance carrier for the Company's customer, alleges that as a result of the defendants' negligence, the customer suffered property damage, business interruption, and loss of revenue for which Allendale paid $926,519. Allendale also alleges that the PBX's failure constituted a breach by the Company of its contract with the customer and that this failure also gives rise to a product liability claim against the Company, Hitachi and other unnamed defendants. The Company denies liability in this matter and will vigorously defend itself in this lawsuit. Currently, the Company's insurance carrier is providing the defense for the Company in this matter.

Since 1995, the Company has been a defendant in a lawsuit brought by Associated Business Telephone Systems, Inc. ("ABTS"), a former customer of the Company. The Company has vigorously defended itself in this lawsuit and as a result, some of ABTS' initial claims have been dismissed and their claim for damages has been reduced to $809,000. The Company has also filed a counter-claim against ABTS, based on breach of contract, seeking damages in excess of $3 million. The court has recently re-opened discovery on the limited issue of damages and as a result, there currently is no trial date set in this matter. The Company intends to continue its vigorous defense against ABTS' claims as well as continuing to pursue its own claims against ABTS.

The final matter of litigation involves a group of patent infringement cases in which several of the Company's customers are among the defendants. Phonometrics, Inc., a Florida company brought these cases against several telecommunications equipment manufacturers and hotels that use such equipment. The Company was not named in any of the suits, but several of the hotel defendants notified the Company that they were seeking indemnification under the terms of their agreements with the Company. The Company has not assumed the outright defense of any of these customers. Phonometrics is seeking damages based on a reasonable royalty of the hotel's profits derived from use of the allegedly infringing equipment. All of the hotel related cases were stayed by the court pending the outcome of one of the cases against an equipment manufacturer. By the end of 1998, Phonometrics had lost all of its available appeals in this case and had been ordered to pay the manufacturer's costs and attorney fees. As a result of this outcome, the court dismissed and closed all of the cases against the hotels. Phonometrics is appealing the dismissal of the hotel cases. The Company will continue to monitor this attempt by Phonometrics to resurrect these cases.

15.  RETIREMENT PLAN:

The Company began a 401(k) retirement plan ("Plan") on November 1, 1994. In addition to employee contributions, the Company makes discretionary matching and nonelective contributions to the Plan based on percentages set by the Board of Directors. Contributions made by the Company to the Plan were $160,000 and $129,000 for the years ending October 31, 1998 and 1997, respectively.

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

                    NAME                                AGE            POSITION

           Jack R. Ingram                               55             President, Chief Executive Officer and
                                                                           Director
           Ronald L. Siegenthaler                       55             Executive Vice President and Director
           Robert B. Wagner                             37             Vice  President of Finance,  Chief  Financial
                                                                           Officer, Treasurer, Secretary and
                                                                           Director
           Tom R. Crofford                              47             Vice President of Engineering
           Charles H. Rowland                           57             Vice President of Manufacturing
           Thomas A. Luce                               42             Vice President of Service
           Donald E. Reigel                             44             Vice President of Marketing and Sales
           Ron B. Barber                                44             Director
           Donald T. Duke                               49             Director
           Dr. Robert D. Hisrich                        54             Director

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

     MR. BARBER has been a director of the Company since March 1987. He has been engaged in the private practice of law since October 1980 and is a shareholder in the law firm of Barber & Bartz, a Professional Corporation, in Tulsa, Oklahoma, which serves as counsel to the Company. Mr. Barber is also a Certified Public Accountant licensed in Oklahoma. He received his Bachelor of Science Degree in Business Administration (Accounting) from the University of Arkansas and his Juris Doctorate Degree from the University of Tulsa.

     MR. DUKE has been a director of the Company since March 1991. He is President of Duke Energy Co. L.L.C., an oil and gas consulting and investment firm. Mr. Duke has been in senior management in the oil and gas industry since 1980, including time as President and Chief Operating Officer of Hadson Petroleum (USA), Inc., a domestic oil and gas subsidiary of Hadson Corporation, where he was responsible for all phases of exploration and production, land, accounting, operations, product marketing and budgeting and planning. Mr. Duke has a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma.

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


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and written representations made to the Company by its directors and officers and by certain beneficial owners of more than ten percent of its Common Stock, the Company knows of no director, officer, or beneficial owner of more than ten percent of the Company's Common Stock who has failed to file on a timely basis reports of beneficial ownership of the Company's Common Stock as required by Section 16(a) of the Securities Exchange Act of 1934, as amended, except as follows. The Company utilizes an internal reporting system which legal counsel to the Company implemented and operates to assist the Company's officers and directors with compliance with their Section 16 reporting obligations. All of the Company's officers and directors complied with this internal reporting system, but subsequent clerical error, which was only discovered after the relevant reporting periods, resulted in a failure to generate and timely file the corresponding Forms 4 and 5 for Mr. Reigel, Mr. Rowland and Mr. Luce. Consequently, Mr. Reigel failed to timely file two reports (a Form 4 and the subsequent Form 5), both of which related to the same single transaction; Mr. Rowland failed to timely file two reports (a Form 4 and the subsequent Form 5), both of which related to two related transactions (a stock option exercise and sale of underlying shares); and Mr. Luce failed to timely file two reports (a Form 4 and the subsequent Form 5), both of which related to the same single transaction.

ITEM 10.  EXECUTIVE COMPENSATION.

     That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 22, 1999 and to be used in connection with the Company's Annual Meeting of Shareholders to be held March 25, 1999 is hereby incorporated by reference.


ITEM 11. SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND MANAGEMENT.

     That portion of the Company's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 22, 1999 and to be used in connection with the Company's Annual Meeting of Shareholders to be held March 25, 1999 is hereby incorporated by reference.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     That portion of the Company's definitive Proxy Statement appearing under the caption "Related Transactions," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 22, 1999 and to be used in connection with the Company's Annual Meeting of Shareholders to be held March 25, 1999 is hereby incorporated by reference.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) Exhibits made a part of this report are set forth in the Exhibit Index which appears at Page 20.

(b) The Company filed one report on Form 8-K during the last quarter of the fiscal year ended October 31, 1998, as follows:

                Item Reported                        Date Filed
                -------------                        ----------

                Acquisition of Assets                October 2, 1998

                Pro forma financial information      December 4, 1998
                (filed by amendment to Form 8-K)

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XETA CORPORATION


JANUARY 28, 1999                        BY: /s/ Jack R. Ingram
                                            ----------------------------------
                                            JACK R. INGRAM, PRESIDENT AND
                                            CHIEF EXECUTIVE OFFICER


     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


JANUARY 28, 1999                        /s/ Jack R. Ingram
                                        --------------------------------------
                                        JACK R. INGRAM, PRESIDENT,
                                        CHIEF EXECUTIVE OFFICER AND DIRECTOR


JANUARY 28, 1999                        /s/ Robert B. Wagner
                                        --------------------------------------
                                        ROBERT B. WAGNER, VICE PRESIDENT OF
                                          FINANCE, CHIEF FINANCIAL OFFICER,
                                          AND DIRECTOR


JANUARY 26, 1999                        /s/ Donald T. Duke
                                        --------------------------------------
                                        DONALD T. DUKE, DIRECTOR



JANUARY 27, 1999                        /s/ Ronald L. Siegenthaler
                                        --------------------------------------
                                        RONALD L. SIEGENTHALER, DIRECTOR

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

     (9)  VOTING TRUST AGREEMENT - None.

     (10) MATERIAL CONTRACTS -

          10.1 HCX500(R) Authorized Distributor Agreement dated April 1, 1998 between Hitachi TelecoM (USA), Inc. and XETA Corporation -
                  Omitted as substantially identical to the Authorized
                  Distributor Agreement dated April 8, 1993 between Hitachi
                  America, Ltd. and XETA Corporation which was previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993.

          10.2    Dealer Agreement Between Lucent Technologies and XETA
                  Corporations Systems effective as of November 6, 1998.


     (11) STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS - None.

     (13) ANNUAL OR QUARTERLY REPORTS, FORM 10-QSB - None.

     (16) LETTER ON CHANGE IN CERTIFYING ACCOUNTANT - None.

     (18) LETTER ON CHANGE IN ACCOUNTING PRINCIPLES - None.

     (21) SUBSIDIARIES OF THE COMPANY -

     (22) PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO VOTE - None.

     (23) CONSENT OF EXPERTS AND COUNSEL -

          23.1    Consent of Arthur Andersen, L.L.P.

     (24) POWER OF ATTORNEY - None.

     (27) FINANCIAL DATA SCHEDULE -

     (99) ADDITIONAL EXHIBITS - None.