Form 10QSB
period 1999-01-31
XETA CORP
filed 1999-03-16
CIK 742550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 1999

                                       or

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes  X         No
                            ----          ----

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at March 1, 1999
--------------------------------          ----------------------------
  Common Stock, $.10 par value                        2,034,537

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - January 31, 1999
             and October 31, 1998

         Consolidated Statements of Operations - For the Three months ending January 31, 1999 and 1998

         Consolidated Statement of Shareholder's Equity - November 1,
             1998 through January 31, 1999

         Consolidated Statements of Cash Flows - For the Three months ending January 31, 1999 and 1998

         Notes to Consolidated Financial Statements

                                XETA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS



                                                     January 31, 1999    October 31, 1998
                                                     ----------------    ----------------
                                                       (Unaudited)

Current Assets:
  Cash and cash equivalents                          $      3,348,561    $      3,238,218
  Current portion of net investment in
    sales-type leases                                       1,446,923           1,500,095
  Other receivables, net                                    2,957,014           3,561,201
  Inventories, net                                          2,345,233           2,022,256
  Deferred tax asset, net                                     595,246             575,587
  Prepaid expenses and other assets                           200,315              73,895
                                                     ----------------    ----------------
    Total current assets                                   10,893,292          10,971,252
                                                     ----------------    ----------------

Noncurrent Assets:
  Net investment in sales-type leases,
    less current portion above                              1,772,147           1,210,939
  Purchased service and long distance contracts,
   net                                                      2,089,342           2,537,437
  Property, plant & equipment, net                          3,560,977           2,817,370
  Capitalized software production costs, net of
    accumulated amortization of $483,066 at Jan
    31, 1999 and $453,066 at Oct. 31, 1998                    661,824             655,370
  Other assets                                                136,805              99,618
                                                     ----------------    ----------------
    Total noncurrent assets                                 8,221,095           7,320,734
                                                     ----------------    ----------------

    Total assets                                     $     19,114,387    $     18,291,986
                                                     ================    ================

                           LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $      1,103,267    $      1,747,009
  Unearned revenue                                          3,461,943           3,096,217
  Accrued liabilities                                         442,343             824,454
  Accrued federal and state income taxes                      516,008             181,876

    Total current liabilities                               5,523,561           5,849,556
                                                     ----------------    ----------------

Unearned service revenue                                    1,035,346             730,314
                                                     ----------------    ----------------

Noncurrent deferred tax liability, net                        464,556             526,881
                                                     ----------------    ----------------

Commitments

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                             -                   -
  Common stock; $.10 par value; 10,000,000
   shares authorized, 2,316,284 and 2,286,284
   issued at January 31, 1999 and October
   31, 1998, respectively                                     231,628             228,628
  Paid-in capital                                           5,336,218           5,135,818
  Retained earnings                                         8,365,444           7,568,905
                                                     ----------------    ----------------
                                                           13,933,290          12,933,351
  Less treasury stock, at cost                             (1,842,366)         (1,748,116)
                                                     ----------------    ----------------
   Total shareholders' equity                              12,090,924          11,185,235
                                                     ----------------    ----------------
   Total liabilities & shareholders' equity          $     19,114,387    $     18,291,986
                                                     ================    ================


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                    For the Three Months
                                                     Ending January 31,
                                                     1999           1998
                                                ------------   ------------

Installation and service revenues               $  3,995,599   $  2,890,515
Sales of systems                                   2,829,168      1,956,809
Long distance services                               221,515        203,499
                                                ------------   ------------
  Net sales and service revenues                   7,046,282      5,050,823
                                                ------------   ------------

Installation and service cost                      2,523,141      1,754,133
Cost of sales                                      1,687,824      1,245,257
Cost of long distance services                        86,057         75,222
                                                ------------   ------------
  Total cost of sales and service                  4,297,022      3,074,612
                                                ------------   ------------

    Gross profit                                   2,749,260      1,976,211
                                                ------------   ------------

Operating expenses:
  Selling, general and administrative              1,008,599        875,783
  Engineering, research and development              102,634        100,659
  Amortization                                       478,095         81,216
                                                ------------   ------------
      Total operating expenses                     1,589,328      1,057,658
                                                ------------   ------------

Income from operations                             1,159,932        918,553

  Interest and other income                          147,607        179,146
                                                ------------   ------------

Income before provision for income
  taxes                                            1,307,539      1,097,699
Provision for income taxes                           511,000        407,000
                                                ------------   ------------


Net income                                      $    796,539   $    690,699
                                                ============   ============


Earnings per share
  Basic                                         $       0.39   $       0.34
                                                ============   ============

  Diluted                                       $       0.34   $       0.29
                                                ============   ============


Weighted average shares outstanding                2,029,533      2,003,912
                                                ============   ============

Weighted average shares equivalents                2,316,960      2,357,117
                                                ============   ============






        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    NOVEMBER 1, 1998 THROUGH January 31, 1999
                                   (Unaudited)




                           Common Stock                       Treasury Stock      .
                     ---------------------------        -------------------------       ----------        ----------
                       Number of
                     Shares Issued                                                        Paid-in          Retained
                     & Outstanding     Par Value         Shares          Amount           Capital          Earnings
                     -------------     ---------        -------       -----------       ----------        ----------
Balance -
 October 31, 1998       2,286,284       $228,628       (264,547)      $(1,748,116)      $5,135,818        $7,568,905


  Stock options
    exercised              30,000          3,000                                            27,000


  Tax benefit of stock
    Options exercised                                                                      173,400

  Treasury stock
    acquired                                             (5,200)          (94,250)


  Net Income                                                                                                 796,539
                        ---------      ---------        -------       -----------       ----------        ----------

Balance -
 January 31, 1999       2,316,284      $ 231,628       (269,747)      $(1,842,366)      $5,336,218        $8,365,444
                        =========      =========        =======       ===========       ==========        ==========









        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             For the Three Months
                                                               Ending January 31,
                                                              1999           1998
                                                          -----------    -----------

Cash flows from operating activities:
     Net Income                                           $   796,539    $   690,699
                                                          -----------    -----------
     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                           73,701         66,142
        Amortization                                          478,095         81,216
        Gain on sale of assets                                      -            357
        Provision for doubtful accounts receivable              9,000          9,000
     Change in assets and liabilities:
        (Increase) decrease in net investment in
           sales-type leases                                 (508,036)       230,672
        (Increase) decrease in other receivables              595,187     (1,069,608)
        Increase in inventories                              (322,977)      (141,343)
        Increase in deferred tax asset                        (19,659)       (33,788)
        Increase in prepaid expenses and
           other assets                                      (163,607)       (57,930)
         Increase (decrease) in accounts payable             (643,742)        22,075
         Increase in unearned revenue                         670,758        198,837
         Increase in accrued income taxes                     507,532        472,846
         Decrease in accrued liabilities                     (382,111)      (326,082)
         Decrease in deferred tax liabilities                 (62,325)       (32,445)
                                                          -----------    -----------
Total adjustments                                             231,816       (580,051)
                                                          -----------    -----------
              Net cash provided by
              operating activities                          1,028,355        110,648
                                                          -----------    -----------

Cash flows from investing activities:
        Additions to capitalized software                     (36,454)       (41,196)
        Additions to property, plant & equipment             (817,308)      (116,749)
        Proceeds from sale of assets                                -            852
                                                          -----------    -----------
              Net cash used in
                 investing activities                        (853,762)      (157,093)
                                                          -----------    -----------

Cash flows from financing activities:
     Purchase of treasury stock                               (94,250)      (712,588)
     Exercise of stock options                                 30,000         23,500
                                                          -----------    -----------
              Net cash used in financing activities           (64,250)      (689,088)
                                                          -----------    -----------
              Net increase (decrease) in cash and
                 cash equivalents                             110,343       (735,533)

Cash and cash equivalents, beginning of period              3,238,218      6,011,841
                                                          -----------    -----------
Cash and cash equivalents, end of period                  $ 3,348,561    $ 5,276,308
                                                          ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest             $     7,101            $ -
     Cash paid during the period for income taxes         $    85,452    $     6,034


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 1999
                                   (Unaudited)



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


(2)      INVENTORIES

         The following are the components of inventories:


                                                                              January 31,           October 31,
                                                                                 1999                   1998
                                                                              ----------            ----------
                                                                              (Unaudited)

         Raw materials                                                        $1,182,477            $1,092,278
         Finished goods and spare parts                                        1,487,756             1,254,978
                                                                              ----------            ----------
                                                                               2,670,233             2,347,256

         Less reserve for excess and
          obsolete inventory                                                    (325,000)             (325,000)
                                                                              ----------            ----------

                                                                              $2,345,233            $2,022,256
                                                                              ==========            ==========

(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:


                                                      January 31,      October 31,
                                                         1999             1998
                                                     -------------    -------------
                                                      (Unaudited)

Construction in progress                             $   2,253,074    $   1,565,601
Data processing and computer field equipment             1,448,938        1,368,075
Land                                                       611,582          611,582
Office furniture                                           145,671          136,143
Other                                                      310,614          271,171
                                                     -------------    -------------

                                                         4,769,879        3,952,572

Less accumulated depreciation                           (1,208,902)       1,135,202
                                                     -------------    -------------

                                                     $   3,560,977    $   2,817,370
                                                     =============    =============

(4)      UNEARNED INCOME

         Unearned income consists of the following:


                                                                              January 31,           October 31,
                                                                                 1999                  1998
                                                                             -----------            -----------
                                                                             (Unaudited)

         Service contracts                                                    $1,160,979            $1,245,506
         Warranty service                                                        890,279               951,238
         Systems shipped, but not installed                                      104,505                69,364
         Customer deposits                                                     1,237,195               688,778
         Other deferred revenue                                                   68,985               141,331
                                                                              ----------            ----------
            Total current deferred revenue                                     3,461,943             3,096,217

            Noncurrent unearned service revenues                               1,035,346               730,314
                                                                              ----------            ----------
                                                                              $4,497,289            $3,826,531
                                                                              ==========            ==========

(5)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:


                                                             January 31,   October 31,
                                                                1999           1998
                                                            ------------   ------------
                                                             (Unaudited)

Deferred tax assets:
         Prepaid service contracts                          $    358,431   $    347,322
         Nondeductible reserves                                  316,250        315,585
         Other                                                    47,027         35,078
                                                            ------------   ------------
            Total deferred tax asset                             721,708        697,985
                                                            ------------   ------------

Deferred tax liabilities:
         Unamortized capitalized software
           development costs                                     225,020        222,826
         Tax income to be recognized on sales-type
           lease contracts                                       250,479        250,479
         Unamortized cost of long distance and
           Service contracts                                     115,519        175,974
                                                            ------------   ------------
            Total deferred tax liability                         591,018        649,279
                                                            ------------   ------------
Net deferred tax asset                                      $    130,690   $     48,706
                                                            ============   ============


(6)      INTEREST AND OTHER INCOME

         Interest and other income recorded in the accompanying financial statements, consists primarily of interest income earned from sales-type leases and cash investments.

(7)      FOOTNOTES INCORPORATED BY REFERENCE

         Certain footnotes are applicable to the consolidated financial statements, but would be substantially unchanged from those presented in the Company's Annual Report on Form 10-KSB, Commission File No. 0-16231, filed with the Securities and Exchange Commission on January 28, 1999. Accordingly, reference should be made to those statements for the following:


          Note                 Description
          ----                 -----------
           1            Business and summary of significant accounting policies

           4            Accrued liabilities

           6            Income taxes

           7            Revolving Credit Agreement

           8            Purchased Service and Long Distance Contracts

           9            Stock options

          10            Earnings per share

          11            Commitments

          12            Major Customers and Concentration of Credit Risk

          13            Employment Agreements

          14            Contingency

          15            Retirement plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ending January 31, 1999, XETA Corporation (the "Company") reported net income of $797,000 or $.34 per share (diluted) compared to $691,000 or $.29 per share (diluted) earned during the first quarter of fiscal 1998, a 15% increase. Revenues in the first quarter of fiscal 1999 were $7.046 million compared to revenues of $5.051 million earned in the first quarter of fiscal 1998, a 40% increase. Quarterly net income was significantly impacted by amortization of approximately one-fourth of the purchase price paid for the service contracts acquired from Williams Communications Solutions, LLC ("WCS"), in the fourth quarter of fiscal 1998. Management estimates that this amortization, which will continue at the same rate throughout fiscal 1999, decreased net income $.09 per share (diluted) for the quarter.

The Company's continued growth in revenues was due to significant increases in the sales of its call accounting and PBX systems as well as increases in revenues earned from service activities. The Company has achieved these results through the continued acceptance of its PBX and call accounting product and service offerings by the hotel market.

The discussion which follows provides further analysis of the major factors and trends which management believes had the most significant impact on the financial condition of the Company as of January 31, 1999 and the results of operations for the quarter then ended as compared to the same period a year ago. Also included in this discussion are the major factors, trends and risks which management believes will affect the outlook for the Company. This analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this report.


FINANCIAL CONDITION

During the first quarter of fiscal 1999, the Company's cash balances increased $110,000. This increase consisted of cash earned from operations of $1.028 million, offset by cash used in investing activities of $.854 million and cash used in financing activities of $64,000.

Investing activities primarily included cash used for continued construction of the Company's new headquarters and purchases of furnishings for the building. Construction of the facility is substantially complete and the Company is scheduled to relocate during its second fiscal quarter. Management does not expect the relocation effort to result in any significant interruptions to its service operations or its installation schedule. The Company expects to spend less than $350,000 to complete the construction and furnishing of the new building.

During the quarter, the Company also spent $94,000 under its ongoing stock buy-back program. This financing activity was partially offset by $30,000 received from the exercise of employee stock options. On February 5, 1999, the Company's board of directors approved an increase in the stock buy-back program. Beginning with the first quarter of fiscal 1999, the Company will allocate one-half of its after-tax net income to the program. In addition, the directors approved a one-time allocation of $500,000 to the program. Purchases of stock under the program are made in open market transactions, the timing of which are dictated by overall financial and market conditions. The directors review the program regularly.

In September, 1998, the Company purchased approximately 100 Hitachi PBX service contracts and the associated spare parts inventory from WCS. Since the closing, WCS has been shipping the inventory to the Company for testing. Final closing and purchase of the inventory will most likely occur during the Company's second fiscal quarter. Per the contract, the Company has a remaining payment of $415,000 to make toward the inventory although this number is subject to adjustment based on the outcome of the testing.

Management believes that the Company's financial condition is strong. The Company will continue to evaluate opportunities to expand its business through acquisition of existing businesses or assets as well as through the addition of synergistic products or services. While no assurance can be given, management believes that it would have access to significant debt or equity financing should any contemplated expansion require additional capital.


RESULTS OF OPERATIONS

The increase in revenues of $1.995 million in the first quarter of fiscal 1999 compared to the first quarter of fiscal 1998 consisted of increases in all the Company's revenue categories. Service revenues increased $1.105 million or 38%, sales of systems increased $.872 million or 45%, and long distance revenues increased $18,000 or 9%. The following discussion analyzes the Company's revenues by product line.

PBX Revenues. Sales of PBX systems increased $.470 million or 31% during the first quarter. Service revenues from PBX related activities grew $.912 million or 48% during the first quarter compared to the same quarter a year ago. Continued market acceptance of the Company's PBX product offering and the overall strength of the hotel industry fueled this growth in PBX related revenues. All of the revenues earned from sales of new PBX systems in the first quarter of fiscal 1999 were under the Company's distributorship agreement with Hitachi. Management expects sales of PBX's under its new distributorship agreement with Lucent to begin during the Company's second quarter. The Company anticipates selling both manufacturers' systems throughout fiscal 1999. In addition to the factors described above, the growth in PBX service revenues also reflects revenues earned from the service contracts purchased from WCS in the fourth quarter of fiscal 1998.

Call Accounting Revenues. Sales of call accounting systems increased $.402 million or 96% in the first quarter. Revenues from call accounting installation and service related activities increased $.193 million or 20%. The healthy hotel market has also helped sales of new call accounting systems. In addition, the Company is enjoying a surge in orders of its network-friendly Virtual XL(TM) Series call accounting system. This product, introduced in 1998, performs all the functions of the Company's XL(R) Series call accounting system and can be connected to private and/or public networks to allow remote access to reports. The Company has a large backlog of orders for call accounting systems, primarily Virtual XL(TM) Series systems. Most of these orders will be installed in fiscal 1999 and represent upgrades or replacements of existing XETA systems and therefore do not represent an increase in the Company's installed base of call accounting customers.

Long Distance Services. Revenues earned from long distance services increased $18,000 in the first quarter compared to the first quarter of fiscal 1998. Due to the competitive pressures in the long distance segment of the hotel industry, the Company does not expect this portion of its business to expand in the future.

Gross Margins. Gross margins earned on total revenues were 39% in the first quarter of both fiscal 1999 and fiscal 1998. The gross margin earned on installation and service revenues declined to 37% in the current quarter from 39% in the first quarter of the previous year. Despite the decrease, this gross margin is comparable to the historical margins earned on installation and service revenues in the past and are within management's target range for this portion of its business. The gross margin earned on systems sales in the first quarter was 40% compared to 36% earned in the first quarter of the previous year. This increase was due primarily to a greater proportion of call accounting sales, which is a higher margin product than PBX systems. The gross margins earned on long distance revenues were 61% in the first quarter compared to 63% in the first quarter one year ago.

Operating Expenses. Operating expenses increased $531,000 or 50% in the first quarter compared to the first quarter of fiscal 1998. This increase includes an increase of $397,000 in amortization expense, most of which is related to the amortization of purchased PBX service contracts. The purchase of these contracts from WCS was consummated in the fourth fiscal quarter of fiscal 1998 and is being amortized over a one year period which approximates the average life of the contracts purchased. The remaining increase in operating expenses of $134,000 consists primarily of increases in commissions and executive bonuses which increase in conjunction with increases in sales and net profits.

Interest and Other Income. Interest and other income decreased $32,000 or 18% in the first quarter compared to the same period a year ago. Most of this decrease reflects the decline in cash balances on hand which are invested in money market accounts.

Tax Expense. The Company has recorded a combined federal and state tax provision of 39% of income before taxes compared to a combined rate of 37% in the first quarter of fiscal 1998. The increase in the tax rate reflects primarily an increase in estimated state income taxes, which fluctuate based on the Company's sales volumes in each state.


OUTLOOK AND RISK FACTORS

The statements contained in this section are based on current expectations. The statements are forward-looking in nature and actual results may differ materially. All such statements should be read in conjunction with the risk factors discussed herein and elsewhere in this report. Those statements should also be read in conjunction with the Company's Form 10-KSB for the year ended October 31, 1998 which contains an expanded discussion of risk factors that should be read in conjunction with this report. Particular attention should be paid to the Company's disclosures in the Form 10-KSB regarding the potential effect of the year 2000 ("Y2k") on its business.

The Company is currently enjoying a surge in orders for call accounting systems, primarily its Virtual XL(TM) Series systems, which can be connected to private and public networks. Management expects most of the orders currently in its backlog to be installed and recognized as revenues during fiscal 1999. Subsequently, sales of call accounting systems should return to recent historical levels.

The Company is in the early stages of its relationship with Lucent. Many of the Company's sales and service technicians have been trained on the Lucent system and the Company is actively marketing the Lucent Guestworks(TM) PBX. To date, the Company has received two orders for Lucent systems. While no assurance can be given, management believes that the Lucent system will enable the Company to compete more effectively in some segments of the market, specifically large hotels. For the Lucent product offering to be successful however, the Company must quickly establish itself as a quality installer and service provider of Lucent products. The Company's performance in these areas over the next few quarters will largely determine the success of its Lucent product offering.

The Company is continuing to evaluate the potential effect of the Y2k problem on its business. As of the date of filing this report, management believes that the disclosures provided in the Company's Annual Report for fiscal 1998 accurately reflect the current state of those evaluations.

The Company is involved in three matters of pending litigation. See "Legal Proceedings" under Part II below for a further discussion of this litigation.
Item 3 of Part I has been omitted as inapplicable.

17

PART II. OTHER INFORMATION



Item 1.  Legal Proceedings



         On November 20, 1998, the Company was served with notice that it had been named as one of several defendants in a lawsuit styled ALLENDALE MUTUAL INSURANCE CO. V. XETA CORPORATION, HITACHI TELECOM (USA), INC., PUBLIC SERVICE COMPANY OF COLORADO, AT&T, US WEST LONG DISTANCE, INC., AND DOES 1-100, filed in the United States District Court for the District of Colorado on July 20, 1998. This case involves the failure of a Hitachi PBX system located in a Marriott hotel in Denver, Colorado, for which XETA had assumed service responsibilities. The plaintiff alleges that the defendants were negligent in the manufacture, design, installation, inspection, service, supervision, and provision of materials, electric power, telephone service, and supplies in connection with the PBX system. The plaintiff also alleges that the Company was grossly negligent in its service and repair of the PBX system. The plaintiff alleges that, as a result of the defendants' negligence, Marriott suffered property damage, business interruption, and loss of revenue, for which the plaintiff, as Marriott's insurer, has paid Marriott the sum of $926,518.84. The plaintiff also alleges that the PBX system's failure constituted a breach by the Company of its contract with Marriott and also gave rise to a product liability claim against the Company, Hitachi, and Does 1-100, for defective design or manufacture of the system. In its complaint, the plaintiff states that its damages are $926,518.84, but demands judgment "in an amount to be determined at trial." The plaintiff also requests its costs, attorney fees, and prejudgment interest. This matter is in the early stages of litigation. A scheduling conference was held on February 26, 1999 at which certain procedural matters were addressed, however no dates were set with respect to discovery cut-off, additional conferences among the parties, or pretrial or trial dates, pending the results of certain preliminary discovery requested of Hitachi. The Company denies liability in this matter and intends to vigorously defend this lawsuit.

         The matter of ASSOCIATED BUSINESS TELEPHONE SYSTEMS, INC. ("ABTS"), PLAINTIFF, VS. XETA CORPORATION, DEFENDANT AND THIRD-PARTY PLAINTIFF, VS. D&P INVESTMENTS, INC. ("D&P"), was initiated in June, 1995 and was first reported by the Company in its Form 10-QSB for the fiscal quarter ending July 31, 1995. No significant developments have occurred in this case since the Company's last reporting of this matter in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

         Since 1994, when the Company was first notified by one of its hotel customers that the customer had been sued in Federal court for patent infringement by PHONOMETRICS, INC., a Florida company, the Company has been monitoring numerous patent infringement lawsuits filed by Phonometrics against certain telecommunications equipment manufacturers and hotels who use such equipment. While the Company has not been named as a defendant in any of these cases, several of its customers are named defendants and have notified the Company that they seek indemnification under the terms of their contracts with the Company. No significant developments have occurred in this case, to the knowledge of the Company, since the Company last reported on this matter in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.

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

                                           XETA CORPORATION
                                            (Registrant)


Dated:  March 11, 1999                     By: /s/ JACK R. INGRAM
                                              ----------------------------------
                                                Jack R. Ingram
                                                President


Dated:  March 11, 1999                     By: /s/ ROBERT B. WAGNER
                                              ----------------------------------
                                                Robert B. Wagner
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

  (10)            Material Contracts - none

  (11)            Statement re: computation of per share earnings-Inapplicable.

  (15)            Letter re: unaudited interim financial information-
                  Inapplicable.

  (18)            Letter re: change in accounting principles-Inapplicable.

  (19)            Report furnished to security holders-None.

  (22) Published report regarding matters submitted to a vote of security holders - None.

  (23)            Consents of experts and counsel

                  23.1  Consent of Arthur Andersen LLP

  (24)            Power of attorney - None.

  (27)            Financial Data Schedule

  (99)            Additional exhibits - None.
