Form 10-Q
period 1999-04-30
XETA CORP
filed 1999-06-11
CIK 742550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 30, 1999

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-16231


                                XETA Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Oklahoma                                      73-1130045
--------------------------------------------------------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

    1814 West Tacoma, Broken Arrow, OK                    74012-1406
--------------------------------------------------------------------------------
   (Address of principal executive offices)               (Zip Code)

                                  918-664-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

    4500 S. Garnett, Suite 1000, Tulsa, OK                   74146
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

                         Yes  X         No
                             ---           ---

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                             Outstanding at June 1, 1999
--------------------------------               ---------------------------
Common Stock, $.10 par value                            1,986,587

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - April 30, 1999
             and October 31, 1998

         Consolidated Statements of Operations - For the
             Three and six months ending April 30, 1999 and 1998

         Consolidated Statement of Shareholders' Equity -
             November 1, 1998 through April 30, 1999

         Consolidated Statements of Cash Flows - For the
             Six months ending April 30, 1999 and 1998

         Notes to Consolidated Financial Statements

                                XETA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                         April 30, 1999   October 31,1998
                                                         --------------   ---------------
                                                          (Unaudited)
Current Assets:
  Cash and cash equivalents                               $  1,935,477     $  3,238,218
  Current portion of net investment in
    sales-type leases                                        1,690,605        1,500,095
  Other receivables, net                                     4,046,190        3,561,201
  Inventories, net                                           2,790,658        2,022,256
  Deferred tax asset, net                                      549,045          575,587
  Prepaid expenses and other assets                            185,712           73,895
                                                          ------------     ------------
    Total current assets                                    11,197,687       10,971,252
                                                          ------------     ------------

Noncurrent Assets:
  Net investment in sales-type leases,
    less current portion above                               2,504,875        1,210,939
  Purchased service and long distance contracts,
   net                                                       1,627,389        2,537,437
  Property, plant & equipment, net                           3,960,316        2,817,370
  Capitalized software production costs, net of
    accumulated amortization of $513,066 at April
    30, 1999 and $453,066 at Oct. 31, 1998                     649,392          655,370
  Other assets                                                 247,287           99,618
                                                          ------------     ------------
    Total noncurrent assets                                  8,989,259        7,320,734
                                                          ------------     ------------
    Total assets                                          $ 20,186,946     $ 18,291,986
                                                          ============     ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                        $  1,212,784     $  1,747,009
  Unearned revenue                                           4,005,674        3,096,217
  Accrued liabilities                                          835,819          824,454
  Accrued federal and state income taxes                        59,432          181,876
                                                          ------------     ------------
    Total current liabilities                                6,113,709        5,849,556
                                                          ------------     ------------
Unearned service revenue                                     1,377,388          730,314
                                                          ------------     ------------
Noncurrent deferred tax liability, net                         513,052          526,881
                                                          ------------     ------------
Commitments

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                           --               --
  Common stock; $.10 par value; 10,000,000
   shares authorized, 2,316,284 and 2,286,284
   issued at April 30, 1999 and October
   31, 1998, respectively                                      231,628          228,628
  Paid-in capital                                            5,336,218        5,135,818
  Retained earnings                                          9,521,110        7,568,905
                                                          ------------     ------------
                                                            15,088,956       12,933,351
  Less treasury stock, at cost                              (2,906,159)      (1,748,116)
                                                          ------------     ------------
   Total shareholders' equity                               12,182,797       11,185,235
                                                          ------------     ------------
   Total liabilities & shareholders' equity               $ 20,186,946     $ 18,291,986
                                                          ============     ============


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   For the Three Months           For the Six Months
                                                     Ending April 30,              Ending April 30,
                                                   1999           1998           1999           1998
                                                   ----           ----           ----           ----
Installation and service revenues              $ 4,432,943    $ 3,240,683    $ 8,428,542    $ 6,131,198
Sales of systems                                 4,664,806      3,080,100      7,493,974      5,036,909
Long distance services                             143,172        245,565        364,687        449,064
                                               -----------    -----------    -----------    -----------
  Net sales and service revenues                 9,240,921      6,566,348     16,287,203     11,617,171
                                               -----------    -----------    -----------    -----------

Installation and service cost                    2,895,024      2,047,259      5,418,165      3,801,392
Cost of sales                                    2,712,666      2,035,226      4,400,490      3,280,483
Cost of long distance services                      37,766         88,149        123,823        163,371
                                               -----------    -----------    -----------    -----------
  Total cost of sales and service                5,645,456      4,170,634      9,942,478      7,245,246
                                               -----------    -----------    -----------    -----------
    Gross profit                                 3,595,465      2,395,714      6,344,725      4,371,925
                                               -----------    -----------    -----------    -----------

Operating expenses:
  Selling, general and administrative            1,213,634      1,134,053      2,222,233      2,009,836
  Engineering, research and development            125,954         89,927        228,588        190,586
  Amortization                                     491,953         81,216        970,048        162,432
                                               -----------    -----------    -----------    -----------
      Total operating expenses                   1,831,541      1,305,196      3,420,869      2,362,854
                                               -----------    -----------    -----------    -----------

Income from operations                           1,763,924      1,090,518      2,923,856      2,009,071

  Interest and other income                        132,742        154,719        280,349        333,865
                                               -----------    -----------    -----------    -----------

Income before provision for income
  taxes                                          1,896,666      1,245,237      3,204,205      2,342,936
Provision for income taxes                         741,000        462,000      1,252,000        869,000
                                               -----------    -----------    -----------    -----------
Net income                                     $ 1,155,666    $   783,237    $ 1,952,205    $ 1,473,936
                                               ===========    ===========    ===========    ===========
Earnings per share
  Basic                                        $      0.57    $      0.38    $      0.97    $      0.73
                                               ===========    ===========    ===========    ===========
  Diluted                                      $      0.50    $      0.33    $      0.84    $      0.63
                                               ===========    ===========    ===========    ===========
Weighted average shares outstanding              2,016,252      2,037,090      2,023,002      2,020,226
                                               ===========    ===========    ===========    ===========
Weighted average shares equivalents              2,305,012      2,357,606      2,310,869      2,357,990
                                               ===========    ===========    ===========    ===========


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     NOVEMBER 1, 1998 THROUGH APRIL 30, 1999
                                   (Unaudited)


                            Common Stock                      Treasury Stock
                     ---------------------------       ---------------------------
                       Number of
                     Shares Issued                                                        Paid-in          Retained
                     & Outstanding     Par Value         Shares          Amount           Capital          Earnings
                     -------------     ---------         ------          ------           -------          --------
Balance -
 October 31, 1998       2,286,284       $228,628       (264,547)      $(1,748,116)      $5,135,818        $7,568,905

  Stock options
    exercised              30,000          3,000                                            27,000

  Tax benefit of stock
    Options exercised                                                                      173,400

  Treasury stock
    acquired                                            (65,150)       (1,158,043)

  Net Income                                                                                               1,952,205
                        ---------      ---------       --------       -----------       ----------        ----------
Balance -
 April 30, 1999         2,316,284      $ 231,628       (329,697)      $(2,906,159)      $5,336,218        $9,521,110
                        =========      =========       ========       ===========       ==========        ==========


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                               For the Six Months
                                                                Ending April 30,
                                                              1999            1998
                                                          ------------    ------------
Cash flows from operating activities:
     Net Income                                           $  1,952,205    $  1,473,936
                                                          ------------    ------------

     Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                           189,451         142,286
        Amortization                                           970,048         162,432
        Loss on sale of assets                                    --            14,517
        Provision for doubtful accounts receivable              18,000          58,000
     Change in assets and liabilities:
        (Increase) decrease in net investment in
           sales-type leases                                (1,484,446)        188,158
        Increase in other receivables                         (502,989)     (1,709,637)
        Increase in inventories                               (768,402)     (1,055,345)
        (Increase) decrease in deferred tax asset               26,542        (266,131)
        Increase in prepaid expenses and
           other assets                                       (259,486)        (33,909)
         Increase (decrease) in accounts payable              (534,225)        784,235
         Increase in unearned revenue                        1,556,531         627,942
         Increase in accrued income taxes                       50,956         433,630
         Increase (decrease) in accrued liabilities             11,365         (56,917)
         Decrease in deferred tax liabilities                  (13,829)        (73,128)
                                                          ------------    ------------
Total adjustments                                             (740,484)       (783,867)
                                                          ------------    ------------
              Net cash provided by
              operating activities                           1,211,721         690,069
                                                          ------------    ------------
Cash flows from investing activities:
        Additions to capitalized software                      (54,022)       (103,468)
        Additions to property, plant & equipment            (1,332,397)       (842,342)
        Proceeds from sale of assets                              --               852
                                                          ------------    ------------
              Net cash used in
                 investing activities                       (1,386,419)       (944,958)
                                                          ------------    ------------
Cash flows from financing activities:
     Purchase of treasury stock                             (1,158,043)       (942,738)
     Exercise of stock options                                  30,000          92,900
                                                          ------------    ------------
              Net cash used in financing activities         (1,128,043)       (849,838)
                                                          ------------    ------------
              Net decrease in cash and cash equivalents     (1,302,741)     (1,104,727)

Cash and cash equivalents, beginning of period               3,238,218       6,011,841
                                                          ------------    ------------
Cash and cash equivalents, end of period                  $  1,935,477    $  4,907,114
                                                          ============    ============
Supplemental disclosure of cash flow information:
     Cash paid during the period for interest             $     10,284    $      3,743
     Cash paid during the period for income taxes         $  1,170,972    $    761,106


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 1999
                                   (Unaudited)


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


(2)      INVENTORIES

         The following are the components of inventories:

                                                            April 30,     October 31,
                                                              1999            1998
                                                          ------------    ------------
                                                           (Unaudited)
Raw materials                                             $  1,260,666    $  1,092,278
Finished goods and spare parts                               1,854,992       1,254,978
                                                          ------------    ------------
                                                             3,115,658       2,347,256
Less reserve for excess and
 obsolete inventory                                           (325,000)       (325,000)
                                                          ------------    ------------
                                                          $  2,790,658    $  2,022,256
                                                          ============    ============

(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                            April 30,      October 31,
                                                              1999            1998
                                                          ------------    ------------
                                                          (Unaudited)
Building                                                  $  2,397,954    $  1,565,601
Data processing and computer field equipment                 1,506,755       1,368,075
Land                                                           611,582         611,582
Office furniture                                               435,290         136,143
Other                                                          333,388         271,171
                                                          ------------    ------------
                                                             5,284,969       3,952,572

Less accumulated depreciation                               (1,324,653)      1,135,202
                                                          ------------    ------------

                                                          $  3,960,316    $  2,817,370
                                                          ============    ============

(4)      UNEARNED INCOME

         Unearned income consists of the following:

                                                            April 30,      October 31,
                                                              1999            1998
                                                          ------------    ------------
                                                          (Unaudited)
Service contracts                                         $  1,472,881    $  1,245,506
Customer deposits                                            1,302,744         688,778
Warranty service                                             1,071,284         951,238
Systems shipped, but not installed                              79,254          69,364
Other deferred revenue                                          79,511         141,331
                                                          ------------    ------------
   Total current deferred revenue                            4,005,674       3,096,217

   Noncurrent unearned service revenues                      1,377,388         730,314
                                                          ------------    ------------
                                                          $  5,383,062    $  3,826,531
                                                          ============    ============

(5)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                            April 30,       October 31,
                                                              1999             1998
                                                          ------------    ------------
                                                          (Unaudited)
Deferred tax assets:
         Prepaid service contracts                        $    452,605    $    347,322
         Nondeductible reserves                                293,703         315,585
         Unamortized cost of service contracts                  66,518            --
         Other                                                  56,054          35,078
                                                          ------------    ------------
            Total deferred tax asset                           868,880         697,985
                                                          ------------    ------------
Deferred tax liabilities:
         Unamortized capitalized software
           development costs                                   220,793         222,826
         Tax income to be recognized on sales-type
           lease contracts                                     505,479         250,479
         Unamortized cost of long distance contracts            89,002         110,190
         Other                                                  17,613          65,784
                                                          ------------    ------------
            Total deferred tax liability                       832,887         649,279
                                                          ------------    ------------
Net deferred tax asset                                    $     35,993    $     48,706
                                                          ============    ============


(6)      INTEREST AND OTHER INCOME

         Interest and other income recorded in the accompanying financial statements consists primarily of interest income earned from sales-type leases and cash investments.


(7)      EARNINGS PER SHARE

         All earnings per share amounts disclosed herein have been calculated under the provisions of SFAS 128. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reported period. A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                                 For the Quarter Ending April 30
                                                      ----------------------------------------------------
                                                        Income                 Shares            Per-Share
                                                      (Numerator)           (Denominator)         Amount
                                                      -----------           -------------        ---------
Basic EPS - 1999
         Net income                                   $1,155,666              2,016,252            $.57
         Options issued to employees                                            288,760
Diluted EPS
         Net income                                   $1,155,666              2,305,012            $.50

Basic EPS - 1998
         Net income                                     $783,237              2,037,090            $.38
         Options issued to employees                                            320,516
Diluted EPS
         Net income                                     $783,237              2,357,606            $.33

                                                               For the Six Months Ending April 30
                                                      ----------------------------------------------------
                                                        Income                 Shares            Per-Share
                                                      (Numerator)           (Denominator)         Amount
                                                      -----------           -------------        ---------
Basic EPS - 1999
         Net income                                   $1,952,205              2,023,002            $.97
         Options issued to employees                                            287,867
Diluted EPS
         Net income                                   $1,952,205              2,310,869            $.84

Basic EPS - 1998
         Net income                                   $1,473,936              2,020,226            $.73
         Options issued to employees                                            337,764
Diluted EPS
         Net income                                   $1,473,936              2,357,990            $.63


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

          13               Employment Agreements

          14               Contingency

          15               Retirement plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ending April 30, 1999, XETA Corporation (the "Company") earned net income of $1.156 million or $.50 per share (diluted) on revenues of $9.241 million compared to net income of $.783 million or $.33 per share (diluted) on revenues of $6.566 million reported for the quarter ending April 30, 1998. For the six month period ending April 30, 1999, the Company earned net income of $1.952 million or $.84 per share (diluted) on revenues of $16,287 million. This compares to net income of $1.474 million or $.63 per share (diluted) on revenues of $11.617 million for the six months ending April 30, 1998.

The growth in the Company's revenues and earnings is the result of many factors including a surge in orders for the Company's call accounting systems, continued market acceptance of its PBX product and service offerings, and a favorable mix in revenues which enhanced the gross margins earned on total systems sales. These factors offset declines in the gross margins earned on service revenues. Additionally, the quarterly and year-to-date results were achieved while simultaneously amortizing approximately one-fourth and one-half, respectfully, of the cost of the PBX contracts which were purchased in the fourth quarter of fiscal 1998.

The discussion which follows provides further analysis of the matters mentioned above as well as other major factors and trends which management believes had the most significant impact on the financial condition of the Company as of April 30, 1999 and the results of operations for the quarter and six month periods then ended as compared to the same periods a year ago. Also included in this discussion are the major factors, trends and risks which management believes will affect the outlook for the Company. This analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this report.


FINANCIAL CONDITION

During the first half of fiscal 1999, the Company's cash balances decreased $1.303 million. This decline consisted of cash earned from operations of $1.211 million offset by $1.386 million used in investing activities and $1.128 million used in financing activities.

Investing activities primarily included cash used for completing the construction of the Company's new headquarters and purchases of furnishings for the building. The Company relocated its operations to its new facilities in mid-March. The facility is approximately 75% larger than its previous, leased space. While no assurance can be given, management believes that the new building can accommodate the Company's future growth for the next three to five years without expansion.

The cash spent on financing activities was spent primarily on the Company's on-going stock repurchase program. On February 5, 1999, the Company's board of directors approved an increase in the repurchase program to include one-half of each quarter's net income. Previously, one-third of net income had been allocated to stock repurchases. In addition, the directors approved a one-time allocation of $500,000 to the program. Purchases made under the program are made in open market transactions, the timing of which are dictated by overall financial and market conditions. The directors review the program regularly. During the first six months of the year, the Company spent $1.158 million to purchase 65,150 common shares. The amount spent was partially offset by $30,000 received from the exercise of employee stock options.

In September, 1998, the Company purchased approximately 100 Hitachi PBX service contracts and the associated spare parts inventory from Williams Communications Solutions, LLC ("WCS"). Since the closing, WCS has been shipping the inventory to the Company for testing. On May 12, 1999, the Company made a final payment of $156,000. This payment represented the negotiated purchase price for the tested inventory and a reduction in the purchase price of the service contracts to reflect the net effect of additional contracts identified after the initial closing and contracts which, by subsequent agreement of the parties, were not eligible to be purchased.

Management believes that the Company's financial condition is strong. The Company will continue to evaluate opportunities to expand its business through acquisition of existing businesses or assets as well as through the addition of synergistic products or services. The Company remains debt free, and while no assurance can be given, management believes that it would have access to significant debt or equity financing should any contemplated expansion require additional capital.


RESULTS OF OPERATIONS

Total revenues increased 41% and 40% for the three and six month periods ending April 30, 1999, respectively, compared to those same periods in fiscal 1998. The increase in the second quarter consisted of an increase of installation and service revenues of $1.192 million or 37%, an increase in systems sales of $1.585 million or 51%, and a decrease in long distance revenues of $102,000 or 42%. The increase in total revenues for the six months ending April 30, 1999 consisted of an increase in installation and service revenues of $2.297 million or 37%, an increase in systems sales of $2.457 million or 49%, and a decrease in long distance revenues of $84,000 or 19%. The following discussion analyzes the Company's revenues by product line.

PBX Revenues. Sales of PBX systems increased $.711 million or 28% during the second quarter of fiscal 1998 and increased $1.181 million or 29% for the year to date period. Revenues earned from PBX service related activities increased $.922 million or 41% for the second quarter of fiscal 1999 and increased $1.834 million or 44% for the year to date period. This growth is being fueled by continued strong market acceptance of the Company's PBX product and service offering, by a relatively healthy hotel industry, and by an increased focus on technology by hotel owners and managers. This focus on technology is due to a variety of factors including the increased use of local and wide area networks by the hotel industry and the desire to ensure that all technology systems are able to function properly in the year 2000. All of the Company's revenues earned from sales of new PBX systems were earned from sales of Hitachi systems. The Company has received four orders for Lucent PBX systems, for which the Company became a distributor in November, 1998. Installations of those systems has begun during the third quarter. The Company expects to continue to sell both manufacturers' systems for the foreseeable future. In addition to the factors described above, a portion of the growth in PBX service related revenues reflects revenues earned from the service contracts purchased from WCS in the fourth quarter of fiscal 1998.

Call Accounting Revenues. Sales of call accounting systems increased $.873 million or 152% in the second quarter and $1.276 million or 128% for the year to date period. Revenues earned from call accounting installation and service related activities increased $270,000 or 27% in the second quarter and $463,000 or 23% for the year to date period. The Company is enjoying a surge in orders for its new, network-friendly Virtual XL(TM) Series call accounting system. This product, introduced in 1998, performs all of the functions of the Company's XL(R) Series call accounting system, but can also be connected to private and/or public networks to allow remote access to reports. Most of the orders for these new systems represent upgrades or replacements of existing systems, however the healthy hotel industry and the Company's continued market penetration have resulted in sales to new customers as well. The Company's backlog of call accounting systems remains very large and management expects call accounting related revenues to continue to show strong gains for the last half of fiscal 1999 compared to the prior year.


Long Distance Services. Revenues earned from long distance services decreased $102,000 or 42% for the quarter ending April 30, 1999 and decreased $84,000 or 19% for the six months ending April 30, 1999 compared to those same periods a year ago. This decline represents lower usage of 0+ services at customer hotels. It is not known whether this trend will continue or whether revenues will recover to previous levels. Due to competitive pressures in the long distance segment of the hotel industry, the Company is not focusing on this segment of its product offerings.


Gross Margins. The gross margins earned on total revenues were 39% in the second quarter of fiscal 1999 compared to 36% in the second quarter of fiscal 1998. Gross margins earned on total revenues for the year to date period ending on April 30, 1999 were 39% compared to 38% for the same period in fiscal 1998. Gross margins earned on service revenues were 35% for the second quarter of fiscal 1999 compared to 37% for the second quarter of fiscal 1998. For the six month period, the gross margins on service revenues were 36% in the current year compared to 38% in the previous year. The margins on service revenues are slightly below management's target range for this revenue stream. Management is evaluating its cost structure and processes in its service department. It is not known at this time whether those evaluations will result in changes that could produce higher gross margins on service revenues.

The gross margins earned on systems sales during the second quarter of fiscal 1999 were 42% compared to 34% a year earlier and were 41% for the year to date period in fiscal 1999 compared to 35% a year earlier. These increases reflect the higher proportion of higher margin call accounting sales during these periods. While no assurance can be given, management expects this trend to continue throughout the remainder of fiscal 1999. Sales of call accounting systems are expected to trend back to historical levels in fiscal 2000.


Operating Expenses. Operating expenses for the quarter ending April 30, 1999 increased $526,000 or 40% compared to the quarter ending April 30, 1998. Operating expenses incurred for the year to date period ending April 30, 1999 increased $1,058,000 or 45% compared to the first half of fiscal 1998. The majority of this increase is due to the increase in amortization expense associated with the purchase of service contracts from WCS. The increase in amortization expense was $411,000 in the second quarter and was $808,000 for the six month period. This amortization is primarily related to the purchase of service contracts from WCS. Amortization of the purchase price will continue into the fourth quarter of fiscal 1999. Other increases in operating expenses for both periods under comparison are primarily related to sales expenses, commissions and executive bonuses which increased in conjunction with increases in sales and net income. Partially offsetting the increases in operating expenses was collection of a judgement against a former customer of the Company. This judgement was for $116,000 and represented payment on trade receivables which had been previously written-off as a bad debt.


Interest and Other Income. When compared to the previous year, interest and other income decreased $22,000 or 14% in the second quarter and decreased $54,000 or 16% in the year to date period. These decreases included declines in interest income from cash investments due to lower cash balances during the periods and lower interest income earned from XETAPLAN sales-type leases.


Tax Expense. The Company has recorded a combined federal and state tax provision of 39% of income before taxes compared to a combined rate of 37% in fiscal 1998. The increase in the tax rate reflects primarily an increase in estimated state income taxes, which fluctuate based on the Company's sales volumes in each state.


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

The Company is in the early stages of its relationship with Lucent. Many of the Company's sales and service technicians have been trained on the Lucent system and the Company is actively marketing the Lucent Guestworks(TM) PBX. To date, the Company has received four orders for Lucent systems. While no assurance can be given, management believes that the Lucent system will enable the Company to compete more effectively in some segments of the market, specifically large hotels. For the Lucent product offering to be successful however, the Company must quickly establish itself as a quality installer and service provider of Lucent products. The Company's performance in these areas over the next few quarters will largely determine the success of its Lucent product offering.

As a supplier of PC-based computer systems and proprietary software, the issues surrounding the potential effect of the year 2000 ("Y2k") on the Company's business are extremely complex. The evaluation of those issues is ongoing and will continue up to and through the beginning of that year. As of the date of this report, management believes that the disclosures provided in the Company's 1998 Annual Report accurately reflect the current state of its evaluations and its response to the Y2k issues that have come to its attention. The discussion below provides a brief update regarding the Company's actions regarding Y2k as it relates to the Company's proprietary PC-based products.

The Company is continuing to contact all of its customers regarding the availability of a software upgrade developed by the Company for its PC-based call accounting products. This upgrade includes patches designed to compensate for all Y2K issues of which the Company has become aware. The Company is also providing its customers under service contracts with a hardware test diskette which the Company developed for its systems. This diskette is designed to test for Y2K problems related to a system's hardware. The Company believes that many of the Y2K problems that will occur in the computer industry will be related to the hardware systems. To date, there have been no reported test failures and management does not expect there to be any as the testing continues. Management believes that should a customer's system report a failure during testing, additional software can be written to "patch" the problem. Management expects the process of notifying customers of the availability of the software upgrade will be substantially complete by the end of the fiscal year on October 31, 1999 and that those customers who respond to the notification will have received and tested their upgrade by that time. Customers who fail to respond to the Company's notices cannot be assured that their systems will function satisfactorily when using dates after December 31, 1999.

The Company is involved in three matters of pending litigation. See "Legal Proceedings" under Part II below for a further discussion of this litigation.
Item 3 of Part I has been omitted as inapplicable.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings


The Company first reported on the matter of ALLENDALE MUTUAL INSURANCE CO. V. XETA CORPORATION, HITACHI TELECOM (USA), INC., PUBLIC SERVICE COMPANY OF COLORADO, AT&T, US WEST LONG DISTANCE, INC., AND DOES 1-100, in its Quarterly Report on Form 10-Q for the fiscal quarter ending January 31, 1999. In May, 1999, an order of the court was entered upon motion of the plaintiff in this matter, dismissing without prejudice all of the defendants except the Company and Does 1-100, and granting the plaintiff leave to amend its complaint. The Company is currently conducting discovery for the purpose of designating non-party fault, which would allow a jury to consider the fault of non-parties to the litigation in determining the extent of the Company's responsibility, if any. The Company's insurance carrier has assumed the defense of this lawsuit on behalf of the Company under reservation of rights.

Since the Company last reported in detail on the matter of ASSOCIATED BUSINESS TELEPHONE SYSTEMS, INC. ("ABTS"), PLAINTIFF, VS. XETA CORPORATION, DEFENDANT AND THIRD-PARTY PLAINTIFF, VS. D&P INVESTMENTS, INC. ("D&P"), in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998, the parties participated in a court-mandated settlement conference which was held on May 18, 1999. The parties continue to negotiate settlement under direction of the court and are scheduled to continue the settlement conference before the court during the week of June 7, 1999; however, at this time no agreement has been reached.

Since 1994, when the Company was first notified by one of its hotel customers that the customer had been sued in Federal court for patent infringement by PHONOMETRICS, INC., a Florida company, the Company has been monitoring numerous patent infringement lawsuits filed by Phonometrics against certain telecommunications equipment manufacturers and hotels who use such equipment. While the Company has not been named as a defendant in any of these cases, several of its customers are named defendants and have notified the Company that they seek indemnification under the terms of their contracts with the Company. Other than the filing of briefs in Phonometrics' appeal of the Florida court's October 26, 1998 order, no significant developments have occurred in this case, to the knowledge of the Company, since the Company last reported on this matter in its Annual Report on Form 10-KSB for the fiscal year ended October 31, 1998.


Items 2 and 3 of Part II have been omitted because they are inapplicable or the response thereto is negative.

Item 4

         At the regularly scheduled annual shareholders' meeting held on March 25, 1999, management's nominees for election to the Board of Directors were elected to office without contest by votes cast as follows:

                Name of Director          For           Against
                ----------------          ---           -------
                Ron Barber             1,859,611         6,860

                Donald Duke            1,859,611         6,860

                Robert Hisrich         1,859,611         6,860

                Jack Ingram            1,859,611         6,860

                Ron Siegenthaler       1,859,611         6,860

                Robert Wagner          1,859,611         6,860


         Shareholders' at the annual meeting also voted upon a proposal to grant the Board of Directors discretion to declare a stock split on a basis of 5-to-4, 4-to-3, 3-to-2, or 2-to-1, if at all, and to amend the Company's Certificate of Incorporation to effect a corresponding reduction in the par value of the stock, if the Board deems it to be appropriate and in the best interests of the Company to do so at any time prior to the next annual meeting of shareholders. The proposal was passed by an affirmative vote of 1,790,808 shares of outstanding voting stock in favor, 11,647 shares against, and 2,168 shares abstaining.


Item 5 of Part II has been omitted because it is inapplicable or the response thereto is negative.


Item 6.

         (a) Exhibits - See the Exhibit Index at Page 19.
         (b) Reports on Form 8-K - During the quarter for which this report is filed, the Registrant did not file any reports with the Securities and Exchange Commission on Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   XETA CORPORATION
                                                   (Registrant)


Dated:  June 9, 1999                               By: /s/ Jack R. Ingram
                                                       Jack R. Ingram
                                                       President


Dated:  June 9, 1999                               By: /s/ Robert B. Wagner
                                                       Robert B. Wagner
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

  (10)          Material Contracts -

                10.1   Dealer Agreement Among Lucent Technologies; Distributor and
                       Inacom Communications, Inc.; and XETA Corporation, for
                       Business Telecommunications Systems.

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