Form 10-Q
period 1999-07-31
XETA CORP
filed 1999-09-14
CIK 742550

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 1999

                                       or

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

                                   Yes X  No
                                      ---   ---

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at September 1, 1999
--------------------------------        --------------------------------
Common Stock, $.05 par value                        3,977,308

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - July 31, 1999
           and October 31, 1998

         Consolidated Statements of Operations - For the Three and nine months ending July 31, 1999 and 1998

         Consolidated Statement of Shareholders' Equity - November 1,
           1998 through July 31, 1999

         Consolidated Statements of Cash Flows - For the Nine months ending July 31, 1999 and 1998

         Notes to Consolidated Financial Statements

                                XETA CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                        July 31, 1999       October 31,1998
                                                                                        -------------       ---------------
                                                                                         (Unaudited)
 Current Assets:
   Cash and cash equivalents                                                            $  4,178,103         $  3,238,218
   Current portion of net investment in
     sales-type leases                                                                     2,048,726            1,500,095
   Other receivables, net                                                                  4,003,785            3,561,201
   Inventories, net                                                                        3,371,420            2,022,256
   Deferred tax asset, net                                                                   564,412              575,587
   Prepaid expenses and other assets                                                         178,484               73,895
                                                                                        ------------         ------------
     Total current assets                                                                 14,344,930           10,971,252
                                                                                        ------------         ------------

 Noncurrent Assets:
   Net investment in sales-type leases,
     less current portion above                                                            3,083,714            1,210,939
   Purchased service and long distance contracts,
    net                                                                                      914,736            2,537,437
   Property, plant & equipment, net                                                        3,972,698            2,817,370
   Capitalized software production costs, net of
     accumulated amortization of $543,066 at July
     31, 1999 and $453,066 at Oct. 31, 1998                                                  648,740              655,370
   Other assets                                                                              217,280               99,618
                                                                                        ------------         ------------
     Total noncurrent assets                                                               8,837,168            7,320,734
                                                                                        ------------         ------------

     Total assets                                                                       $ 23,182,098         $ 18,291,986
                                                                                        ============         ============

                                           LIABILITIES & SHAREHOLDERS' EQUITY

 Current liabilities:
   Accounts payable                                                                     $  1,780,132         $  1,747,009
   Unearned revenue                                                                        4,830,680            3,096,217
   Accrued liabilities                                                                     1,060,822              824,454
   Accrued federal and state income taxes                                                         --              181,876
                                                                                        ------------         ------------
     Total current liabilities                                                             7,671,634            5,849,556
                                                                                        ------------         ------------

 Unearned service revenue                                                                  1,598,097              730,314
                                                                                        ------------         ------------

 Noncurrent deferred tax liability, net                                                      580,510              526,881
                                                                                        ------------         ------------

 Commitments

 Shareholders' equity:
   Preferred stock; $.10 par value; 50,000 shares
    authorized, 0 issued                                                                          --                   --
   Common stock; $.05 par value; 10,000,000
    shares authorized, 4,636,702 and 4,572,568
    issued at July 31, 1999 and October
    31, 1998, respectively                                                                   231,835              228,628
   Paid-in capital                                                                         5,373,855            5,135,818
   Retained earnings                                                                      10,632,326            7,568,905
                                                                                        ------------         ------------
                                                                                          16,238,016           12,933,351
   Less treasury stock, at cost                                                           (2,906,159)          (1,748,116)
                                                                                        ------------         ------------
    Total shareholders' equity                                                            13,331,857           11,185,235
                                                                                        ------------         ------------
    Total liabilities & shareholders' equity                                            $ 23,182,098         $ 18,291,986
                                                                                        ============         ============

        The accompanying notes are an integral part of these statements

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                     For the Three Months                   For the Nine Months
                                                       Ending July 31,                        Ending July 31,
                                                    1999              1998              1999                  1998
                                                    ----              ----              ----                  ----

 Installation and service revenues              $4,989,077        $ 3,432,990        $13,417,619        $    9,564,188
 Sales of systems
                                                 4,630,361          3,438,804         12,124,335             8,475,713
 Long distance services
                                                   169,758            310,444            534,445               759,508
                                                ----------        -----------        -----------        --------------
   Net sales and service revenues                9,789,196          7,182,238         26,076,399            18,799,409
                                                ----------        -----------        -----------        --------------

 Installation and service cost                   3,231,949          2,185,549          8,650,114             5,986,941
 Cost of sales                                   2,899,146          2,486,024          7,299,636             5,766,507
 Cost of long distance services                     57,274            151,653            181,097               315,024
                                                ----------        -----------        -----------        --------------
   Total cost of sales and service               6,188,369          4,823,226         16,130,847            12,068,472
                                                ----------        -----------        -----------        --------------

     Gross profit                                3,600,827          2,359,012          9,945,552             6,730,937
                                                ----------        -----------        -----------        --------------

 Operating expenses:
   Selling, general and administrative           1,370,227          1,069,940          3,592,460             3,079,776
   Engineering, research and development           162,074             96,299            390,662               286,885
   Amortization                                    415,502             81,216          1,385,550               243,648
                                                ----------        -----------        -----------        --------------
       Total operating expenses                  1,947,803          1,247,455          5,368,672             3,610,309
                                                ----------        -----------        -----------        --------------

 Income from operations                          1,653,024          1,111,557          4,576,880             3,120,628

   Interest and other income                       170,192            171,341            450,541               505,206
                                                ----------        -----------        -----------        --------------

 Income before provision for income
   taxes                                         1,823,216          1,282,898          5,027,421             3,625,834
 Provision for income taxes                        712,000            477,000          1,964,000             1,346,000
                                                ----------        -----------        -----------        --------------


 Net income                                     $1,111,216        $   805,898        $ 3,063,421        $    2,279,834
                                                ==========        ===========        ===========        ==============


 Earnings per share
   Basic                                        $     0.28        $      0.20        $      0.76        $         0.56
                                                ==========        ===========        ===========        ==============

   Diluted                                      $     0.24        $      0.17        $      0.66        $         0.48
                                                ==========        ===========        ===========        ==============


 Weighted average shares outstanding             3,974,334          4,089,752          4,021,689             4,061,796
                                                ==========        ===========        ===========        ==============

 Weighted average shares equivalents             4,642,350          4,721,206          4,623,435             4,738,406
                                                ==========        ===========        ===========        ==============


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     NOVEMBER 1, 1998 THROUGH JULY 31, 1999
                                  (Unaudited)




                                     Common Stock                     Treasury Stock       .
                             ---------------------------        ----------------------------
                               Number of
                             Shares Issued                                                             Paid-in           Retained
                             & Outstanding     Par Value         Shares             Amount             Capital           Earnings
                             -------------     ---------        --------         -----------         ----------        -----------
 Balance -
  October 31, 1998             2,286,284        $228,628        (264,547)        $(1,748,116)        $5,135,818        $ 7,568,905


   Stock options
     exercised                    32,067           3,207                                                 49,469


   Tax benefit of stock
     Options exercised                                                                                  188,568

   Treasury stock
     acquired                                                    (65,150)         (1,158,043)

   Two-for-one stock
     Split                     2,318,351                        (329,697)


   Net Income                                                                                                            3,063,421
                               ---------        --------        --------         -----------         ----------        -----------

 Balance -

  July 31, 1999                4,636,702        $231,835        (659,394)        $(2,906,159)        $5,373,855        $10,632,326
                               =========        ========        ========         ===========         ==========        ===========



        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                                        For the Nine Months
                                                                                           Ending July 31,
                                                                                      1999                1998
                                                                                  -----------         -----------
 Cash flows from operating activities:
     Net Income                                                                   $ 3,063,421         $ 2,279,834
                                                                                  -----------         -----------

     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation
                                                                                      311,940             220,234
        Amortization
                                                                                    1,385,550             243,648
        Loss on sale of assets
                                                                                           --              14,517
        Provision for doubtful accounts receivable
                                                                                       27,000              67,000
     Change in assets and liabilities:
        (Increase) decrease in net investment in
           sales-type leases
                                                                                   (2,421,406)            577,176
        Increase in other receivables
                                                                                     (469,584)         (1,209,342)
        Increase in inventories
                                                                                   (1,349,164)           (839,581)
        (Increase) decrease in deferred tax asset
                                                                                       11,175            (405,740)
        Increase in prepaid expenses and
           other assets
                                                                                     (222,251)            (32,646)
         Increase in accounts payable
                                                                                       33,123             579,557
         Increase in unearned revenue
                                                                                    2,602,246             351,763
         Increase in accrued income taxes
                                                                                        6,692             205,125
         Increase in accrued liabilities
                                                                                      236,368              28,544
         Increase (decrease) in deferred tax liabilities
                                                                                       53,629             (47,660)
                                                                                  -----------         -----------
 Total
 adjustments                                                                          205,318            (247,405)
                                                                                  -----------         -----------
              Net cash provided by
              operating activities
                                                                                    3,268,739           2,032,429
                                                                                  -----------         -----------

 Cash flows from investing activities:
        Additions to capitalized software
                                                                                      (83,370)           (178,998)
        Additions to property, plant & equipment
                                                                                   (1,467,268)         (1,522,225)
        Addition to purchase price of service contracts
                                                                                      327,151                  --
        Proceeds from sale of assets
                                                                                           --                 852
                                                                                  -----------         -----------
              Net cash used in investing activities
                                                                                   (1,223,487)         (1,700,371)
                                                                                  -----------         -----------

 Cash flows from financing activities:
     Purchase of treasury stock
                                                                                   (1,158,043)         (1,221,813)
     Exercise of stock options
                                                                                       52,676              92,900
                                                                                  -----------         -----------
              Net cash used in financing activities
                                                                                   (1,105,367)         (1,128,913)
                                                                                  -----------         -----------

              Net increase (decrease) in cash and cash equivalents
                                                                                      939,885            (796,855)

 Cash and cash equivalents, beginning of period
                                                                                    3,238,218           6,011,841
                                                                                  -----------         -----------
 Cash and cash equivalents, end of period                                         $ 4,178,103         $ 5,214,986
                                                                                  ===========         ===========

 Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                     $    15,752         $    19,051
     Cash paid during the period for income taxes                                 $ 1,899,810         $ 1,572,799


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 1999
                                   (Unaudited)



(1)      BASIS OF PRESENTATION

         The consolidated financial statements included herein include the accounts of XETA Corporation and its wholly-owned subsidiary, Xetacom, Inc. Xetacom's operations have been insignificant to date. All significant intercompany accounts and transactions have been eliminated.

         The consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that the disclosures made in these financial statements are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest financial statements filed as part of the Company's Annual Report on Form 10-KSB, Commission File No. 0-16231. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All share and per share amounts have been restated to reflect the effect of the two-for-one stock split on August 13, 1999. All adjustments made were of a normal recurring nature.


(2)      INVENTORIES

         The following are the components of inventories:

                                              July 31,     October 31,
                                               1999            1998
                                            -----------    -----------
                                            (Unaudited)
         Raw materials                      $ 1,287,680    $ 1,092,278
         Finished goods and spare parts       2,408,740      1,254,978
                                            -----------    -----------
                                              3,696,420      2,347,256

         Less reserve for excess and
          obsolete inventory                   (325,000)      (325,000)
                                            -----------    -----------

                                            $ 3,371,420    $ 2,022,256
                                            ===========    ===========

(3)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                          July 31,     October 31,
                                                            1999           1998
                                                        -----------    -----------
                                                        (Unaudited)
         Building                                       $ 2,397,954    $ 1,565,601
         Data processing and computer field equipment     1,619,991      1,368,075
         Land                                               611,582        611,582
         Office furniture                                   434,735        136,143
         Other                                              355,575        271,171
                                                        -----------    -----------

                                                          5,419,837      3,952,572

         Less accumulated depreciation                   (1,447,140)     1,135,202
                                                        -----------    -----------

                                                        $ 3,972,697    $ 2,817,370
                                                        ===========    ===========


(4)      UNEARNED INCOME

         Unearned income consists of the following:

                                                          July 31,     October 31,
                                                            1999           1998
                                                        -----------    -----------
                                                        (Unaudited)
         Service contracts                              $ 1,472,877    $ 1,245,506
         Customer deposits                                1,903,452        688,778
         Warranty service                                 1,208,683        951,238
         Systems shipped, but not installed                 125,544         69,364
         Other deferred revenue                             120,124        141,331
                                                        -----------    -----------
            Total current deferred revenue                4,830,680      3,096,217

            Noncurrent unearned service revenues          1,598,097        730,314
                                                        -----------    -----------
                                                        $ 6,428,777    $ 3,826,531
                                                        ===========    ===========

(5)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                        July 31,    October 31,
                                                          1999         1998
                                                       ---------    ----------
                                                      (Unaudited)
Deferred tax assets:
         Prepaid service contracts                     $ 476,564    $ 347,322
         Nondeductible reserves                          296,875      315,585
         Unamortized cost of service contracts            36,732           --
         Other                                            52,006       35,078
                                                       ---------    ---------
            Total deferred tax asset                     862,177      697,985
                                                       ---------    ---------

Deferred tax liabilities:
         Unamortized capitalized software
           development costs                             220,572      222,826
         Tax income to be recognized on sales-type
           lease contracts                               539,479      250,479
         Unamortized cost of long distance contracts     100,611      110,190
         Other                                            17,613       65,784
                                                       ---------    ---------
            Total deferred tax liability                 878,275      649,279
                                                       ---------    ---------
Net deferred tax asset (liability)                     $ (16,098)   $  48,706
                                                       =========    =========


(6)      INTEREST AND OTHER INCOME

         Interest and other income recorded in the accompanying financial statements consists primarily of interest income earned from sales-type leases and cash investments.


(7)      EARNINGS PER SHARE

         All earnings per share amounts disclosed herein have been calculated under the provisions of SFAS 128 and reflect the two-for-one stock split on August 13. Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reported period. A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                             For the Quarter Ending July 31
                                         -------------------------------------
                                            Income        Shares     Per-Share
                                         (Numerator)   (Denominator)  Amount
                                         -----------   ------------- ---------
Basic EPS - 1999
         Net income                      $1,111,216      3,974,334     $.28
         Options issued to employees                       668,013
Diluted EPS
         Net income                      $1,111,216      4,642,350     $.24

Basic EPS - 1998
         Net income                      $  805,898      4,089,752     $.20
         Options issued to employees                       631,454
Diluted EPS
         Net income                      $  805,898      4,721,206     $.17

                                           For the Nine Months Ending July 31
                                         -------------------------------------
                                            Income        Shares     Per-Share
                                         (Numerator)   (Denominator)  Amount
                                         -----------   ------------- ---------
Basic EPS - 1999
         Net income                      $3,063,421      4,021,689     $.76
         Options issued to employees                       601,746
Diluted EPS
         Net income                      $3,063,421      4,623,435     $.66

Basic EPS - 1998
         Net income                      $2,279,834      4,061,796     $.56
         Options issued to employees                       676,610
Diluted EPS
         Net income                      $2,279,834      4,738,406     $.48


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

          13       Employment Agreements

          14       Contingency

          15       Retirement plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarter ending July 31, 1999, XETA Corporation (the "Company") earned net income of $1.111 million or $.24 per share (diluted) on revenues of $9.789 million compared to net income of $.806 million or $.17 per share (diluted) on revenues of $7.182 million reported for the quarter ending July 31, 1998. For the nine month period ending July 31, 1999, the Company earned net income of $3.063 million or $.66 per share (diluted) on revenues of $26.076 million. This compares to net income of $2.280 million or $.48 per share (diluted) on revenues of $18.799 million for the nine months ending July 31, 1998. Note that all references to shares and per share amounts reflect the two-for-one stock split on August 13, 1999 to shareholders of record on July 30, 1999.

These revenues and earnings were the result of many factors including the continued surge in orders for the Company's call accounting systems, continued market acceptance of its PBX product and service offerings, and a favorable mix in revenues which enhanced the gross margins earned on total systems sales. These factors offset slight declines in the gross margins earned on service revenues. Additionally, the quarterly and year-to-date results were achieved while simultaneously amortizing approximately one-fourth and three-fourths, respectfully, of the cost of the PBX contracts which were purchased in the fourth quarter of fiscal 1998.

Also during the quarter, the Company announced plans to expand beyond the lodging industry into the commercial market by entering the voice and data communications business. As part of this effort, the Company hired Jon A. Wiese, a former executive with Lucent Technologies, Inc., as President. The Company's former President, Jack R. Ingram, remains as Chief Executive Officer and Chairman of the Board.

The Company's plan to expand into the commercial market is based upon its belief that changes in the communications market which are currently being seen will cause voice and data networks to converge, leading to a demand within the commercial market for a "single network" distribution channel proficient in both voice and data solutions. The Company intends to establish itself as such a distribution channel through a series of selective acquisitions, supplemented by internal growth. The Company will continue to further develop its existing market position in the lodging industry. See "Outlook and Risk Factors" below for a further discussion of the Company's expansion plans.

The discussion which follows provides further analysis of the matters mentioned above as well as other major factors and trends which management believes had the most significant impact on the financial condition of the Company as of July 31, 1999 and the results of operations for the quarter and nine month periods then ended as compared to the same periods a year ago. Also included in this discussion are the major factors, trends and risks which management believes will affect the outlook for the Company. This analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto contained in this report.

FINANCIAL CONDITION

For the nine month period ending July 31, 1999, the Company's cash balances increased $.940 million reflecting cash earned from operations of $3.269 million offset by cash used in investing activities of $1.223 million and cash used in financing activities of $1.105 million.

Investing activities primarily included cash used for completing the construction of the Company's new headquarters and purchases of computer equipment and furnishings for the building. The Company relocated to its new facilities in mid-March.

Financing activities primarily consisted of purchases of the Company's common stock under its on-going stock repurchase program. On February 5, 1999, the Company's board of directors approved an increase in the repurchase program to include one-half of each quarter's net income. Previously, one-third of net income had been allocated to stock repurchases. In addition, the directors approved a one-time allocation of $500,000 to the program. Purchases under the program are made in open market transactions, the timing of which are dictated by overall financial and market conditions. The directors review the program regularly. During the first six months of the year, the Company spent $1.158 million to purchase 130,300 common shares. No shares were repurchased during the third quarter of the fiscal year.

In September 1998, the Company purchased approximately 100 Hitachi PBX service contracts and the associated spare parts inventory from Williams Communications Solutions, LLC ("WCS"). On May 12, 1999, the Company made a final payment of $156,000 under the purchase agreement. This payment represented the negotiated purchase price for the inventory and a reduction in the purchase price of the service contracts to reflect the net effect of additional contracts identified after the initial closing and contracts which, by subsequent agreement of the parties, were not eligible to be purchased. As a result of the reduction in the amount paid for the service contracts, the Company's third quarter operating results reflect a downward adjustment in the monthly amortization expense related to these contracts. As previously disclosed, amortization of this purchase will be completed at the end of the current fiscal year.

Management believes that the Company's financial condition is strong and that this strength will play a key role in the Company's plans to expand beyond the lodging industry into the commercial voice and data communications business. As part of the stated growth strategy, management is currently evaluating several acquisition opportunities. The Company is also exploring its potential debt capacity to finance potential acquisitions and while no assurance can be given, believes that sufficient debt financing can be arranged to complete the initial stages of its expansion strategy. Beyond debt financing, management believes that additional sources of capital will be available including secondary stock offerings, subordinated debt, owner financing and private placements of both debt and equity instruments. See also "Outlook and Risk Factors" below for a further discussion of the Company's expansion plans.

RESULTS OF OPERATIONS

Total revenues for the three and nine month periods ending July 31, 1999 increased 36% and 39%, respectively, compared to those same periods in fiscal 1998. The third quarter increase consisted of an increase in installation and service revenues of $1.556 million or 45%, an increase in systems sales of $1.192 million or 35%, and a decrease in long distance revenues of $141,000 or 45%. The increase in total revenues for the year to date period consisted of an increase in installation and service revenues of $3.853 million or 40%, an increase in systems sales of $3.649 million or 43%, and a decrease in long distance revenues of $225,000 or 30%. The following discussion analyzes the Company's revenues by product line.

PBX Revenues. Sales of PBX systems increased $359,000 or 12% during the third quarter and increased $1.540 million or 22% for the year to date period. Revenues from PBX service related activities increased $1.165 million or 48% during the third quarter of fiscal 1999 and increased $3.0 million or 46% for the year to date period. These increases are being fueled primarily by continued market acceptance of the Company's PBX product and service offerings. The Company enjoys a very positive reputation in the lodging industry for its installation and maintenance services as well as its products. This reputation, coupled with a healthy and expanding hotel industry, has resulted in significant expansion of the Company's share of the PBX market during the past four years. Other factors helping to fuel the growth in PBX related revenues has been the focus on technology by hotel owners and managers and the acquisition of service contracts from WCS in the fourth quarter of fiscal 1998. The current focus on technology in the industry is the result of the desire to ensure that all computer and telecommunications systems will function properly in the year 2000 and beyond. This desire and the accompanying time deadline has resulted in somewhat shorter sales cycles. During the third quarter of fiscal 1999, the Company completed its first installations of Lucent systems, for which the Company became a distributor in November, 1998. The Company expects to continue to sell and install both Hitachi and Lucent systems for the foreseeable future.

Call Accounting Revenues. Sales of call accounting systems in the third quarter of fiscal 1999 increased $.833 million or 226% and for the nine month period ending July 31, 1999, increased $2.109 million or 155%, compared to those same periods in fiscal 1998. Revenues from call accounting installation and service related activities increased $391,000 or 39% in the third quarter and $.855 million or 29% for the year to date period. The Company is enjoying a surge in orders for its new, network-friendly Virtual XL(TM) Series call accounting system. This product, introduced in 1998, performs all of the functions of the Company's XL(R) Series call accounting system, but can also be connected to private and/or public networks to allow remote access to reports. Many of the orders for these new systems represent upgrades or replacement of existing systems, however, the healthy hotel industry and the Company's continued market penetration have resulted in sales to new customers as well. The Company's backlog of orders for call accounting systems remains strong and management expects sales of call accounting related revenues to continue to show strong gains through calendar 1999.

Long Distance Services. Revenues earned from long distance services decreased $141,000 or 45% for the quarter ending July 31, 1999 and decreased $225,000 or 30% for the nine months ending July 31, 1999 compared to those same periods a year ago. This decline represents lower usage of 0+ services at customer hotels. It is not known whether this trend will continue or whether revenues will recover to previous levels. Due to competitive pressures in the long distance segment of the hotel industry, the Company is not focusing on this segment of its product offerings.

Gross Margins. The gross margins earned on total revenues were 37% in the third quarter of fiscal 1999 compared to 33% in the third quarter of fiscal 1998. Gross margins earned on total revenues for the year to date period ending on July 31, 1999 were 38% compared to 36% for the same period in fiscal 1998. Gross margins earned on service revenues were 35% for the third quarter of fiscal 1999 compared to 36% for the third quarter of fiscal 1998. For the nine month period, the gross margins on service revenues were 36% in the current year compared to 37% in the previous year. The margins on service revenues are slightly below management's target range for this revenue stream, but were steady at 35% for both the second and third quarters. Management continues to monitor its cost structure and processes in its service department. It is not known at this time whether those evaluations will result in changes that could produce higher gross margins on service revenues.

The gross margins earned on systems sales during the third quarter of fiscal 1999 were 37% compared to 28% a year earlier and were 40% for the year to date period in fiscal 1999 compared to 32% a year earlier. These increases reflect the higher proportion of higher margin call accounting sales during these periods. Management expects this trend to continue throughout the remainder of calendar 1999. Sales of call accounting systems are expected to trend back to historical levels in fiscal 2000.


Operating Expenses. Operating expenses for the three and nine month periods ending July 31, 1999 increased 56% and 49%, respectively, compared to those same periods in fiscal 1998. The majority of the increase in both periods is due to the increase in amortization expense associated with the purchase of service contracts from WCS. The increase in amortization expense for the third quarter was $334,000 and for the year to date period was $1.142 million. As stated above under "Financial Condition", amortization of the purchase cost of the service contracts will be complete at the end of the fiscal year. Other increases in operating expenses for both periods under comparison are primarily related to sales expenses, commissions and executive bonuses which increased in conjunction with increases in sales and net income. Partially offsetting the increases in operating expenses for the nine month period was collection of a judgement against a former customer of the Company. This judgement was for $116,000 and represented payment on trade receivables which had been previously written-off as a bad debt.

Interest and Other Income. When compared to the previous year, interest and other income decreased $1,000 or 1% in the third quarter and decreased $55,000 or 11% in the year to date period. These decreases included declines in interest income from cash investments due to lower cash balances during the year which were partially offset by increases in interest income earned from XETAPLAN sales-type leases.

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

As discussed above, the Company has announced its plans to expand its business by providing voice and data network solutions to the commercial market. These plans are predicated, to a large degree, on the acquisition of existing voice and data communications providers. While management believes that market forces are present or emerging which will motivate potential target companies to enter into such transactions, there can be no assurance given that the Company can consummate such acquisitions. Furthermore, the voice and data markets for commercial businesses are substantial in size and the Company may face competition from larger and better capitalized companies who are pursuing the same growth strategy. Additionally, the Company will likely use a combination of debt and equity capital to finance the contemplated acquisitions. The use of these forms of capital may increase the level of risk associated with the Company's financial condition and could dilute earnings per share on the Company's core operations from those which would otherwise be reported.

The Company is in the early stages of its relationship with Lucent. Many of the Company's sales and service technicians have been trained on the Lucent system and several Lucent systems have been successfully installed since the end of the second quarter. The Company is actively marketing the Lucent Guestworks(TM) PBX and while no assurance can be given, management believes that the Lucent system will enable the Company to compete more effectively in some segments of the market, specifically large hotels. For the Lucent product offering to be successful however, the Company must quickly establish itself as a quality installer and service provider of Lucent products. The Company's performance in these areas over the next few quarters will largely determine the success of its Lucent product offering.

As a supplier of PC-based computer systems and proprietary software, the issues surrounding the potential effect of the year 2000 ("Y2k") on the Company's business are extremely complex. The evaluation of those issues is ongoing and will continue up to and through the beginning of the year. As of the date of this report, management believes that the disclosures provided in the Company's 1998 Annual Report accurately reflect the current state of its evaluations and its response to the Y2k issues that have come to its attention. The discussion below provides a brief update regarding the Company's actions regarding Y2k as it relates to the Company's proprietary PC-based products.

The Company is substantially complete with the notification of its customers regarding the availability of a software upgrade developed by the Company for its PC-based call accounting products. This upgrade includes patches designed to compensate for all Y2K issues of which the Company has become aware. The Company is also providing its customers under service contracts with a hardware test diskette which the Company developed for its systems. This diskette is designed to test for Y2K problems related to a system's hardware. The Company believes that many of the Y2K problems that will occur in the computer industry will be related to the hardware systems. To date, there have been no reported test failures and none are expected. Management believes that should a customer's system report a failure during testing, additional software can be written to "patch" the problem. The Company continues the process of upgrading those customers who have responded to the Company's notification and expects to have them completed by October 31, 1999. While no definite cutoff date has been set, customers who continue to delay in responding to the Company's notices risk having to wait until after December 31, 1999 to receive their upgrades. Customers who fail to respond to the Company's notices cannot be assured that their systems will function satisfactorily when using dates after December 31, 1999.

Despite the fact that management believes that its systems will operate properly on and after January 1, 2000, the Company is developing contingency plans regarding staffing and location of selected inventory for the time period just before and just after January 1, 2000. Management believes it may receive a surge in service calls on or shortly after January 1, 2000, whether or not directly related to the Company's products. The Company's contingency plans are being designed to provide a prudent response to the possibility of such a surge in activity. If the volume of calls exceeds the Company's expectations, it might disrupt the Company's normal operations, including scheduled installations of new systems, thereby producing materially different operating results than those expected under normal conditions.

Management continues to believe that regardless of the extent of the Y2k problems that are actually experienced in the global marketplace, a surge in litigation will ensue. As a developer of proprietary software and a service provider for telecommunications systems, the Company is vulnerable to the risk of increased litigation, despite its best efforts to mitigate the impact of the Y2k problem on its products and services.

The Company is involved in three matters of pending litigation. See "Legal Proceedings" under Part II below for a further discussion of this litigation.

Item 3 of Part I has been omitted as inapplicable.

PART II.   OTHER INFORMATION



Item 1.   Legal Proceedings



The Company first reported on the matter of Allendale Mutual Insurance Co. v. XETA Corporation, Hitachi Telecom (USA), Inc., Public Service Company of Colorado, AT&T, US West Long Distance, Inc., and Does 1-100, in its Quarterly Report on Form 10-Q for the fiscal quarter ending January 31, 1999. There have been no material developments in this case since the Company's last reporting of this matter in its Quarterly Report on Form 10-Q for the quarter ending April 30, 1999.



The matter of Associated Business Telephone Systems, Inc. ("ABTS"), plaintiff, vs. XETA Corporation, defendant and third-party plaintiff, vs. D&P Investments, Inc. ("D&P"), which the Company last reported on in its Quarterly Report on Form 10-Q for the fiscal quarter ending April 30, 1999, has been set for trial on November 15, 1999. The parties failed to reach agreement following court-mandated settlement negotiations. On September 1, 1999, the Company filed a motion for partial summary judgment on certain of ABTS' contract and tort claims.



Since 1994, when the Company was first notified by one of its hotel customers that the customer had been sued in Federal court for patent infringement by Phonometrics, Inc., a Florida company, the Company has been monitoring numerous patent infringement lawsuits filed by Phonometrics against certain telecommunications equipment manufacturers and hotels who use such equipment. While the Company has not been named as a defendant in any of these cases, several of its customers are named defendants and have notified the Company that they seek indemnification under the terms of their contracts with the Company. To the knowledge of the Company, there have been no material developments in this case since the Company last reported on this matter in its Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 1999.


Item 2.   Changes in Securities and Use of Proceeds.


         (a) The Company declared a two-for-one stock split on its Common Stock, par value $.10 per share, for shareholders of record on July 30, 1999, with an effective date of August 13, 1999. Simultaneously, the Company changed the par value of its Common Stock from $.10 per share to $.05 per share.



Subparts (b) through (d) of Item 2 and all of Items 3, 4, and 5 have been omitted because they are inapplicable or the responses thereto are negative.

Item 6.

         (a) Exhibits - See the Exhibit Index at Page 19.
         (b) Reports on Form 8-K - On July 28, 1999, the Company filed a voluntary report with the Securities and Exchange Commission on Form 8-K. This filing reported on the Company's plans to expand its business activities beyond the lodging industry and reported the engagement of Jon A. Wiese to lead the expansion effort.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    XETA CORPORATION
                                                    (Registrant)


Dated:  September 13, 1999                          By: /s/Jack R. Ingram
                                                        Jack R. Ingram
                                                        Chief Executive Officer


Dated:  September 13, 1999                          By: /s/Robert B. Wagner
                                                        Robert B. Wagner
                                                        Chief Financial Officer

                                  EXHIBIT INDEX


SEC. NO.                Description
--------                -----------




  (2) Plan of acquisition, reorganization, arrangement, liquidation or succession - None.

  (3)             (i) Articles of Incorporation - previously filed as Exhibits
                  3.1 and 3.2 to the Registrant's Registration Statement on Form S-1, Registration No. 33-7841.

                  Amendment No. 1 to Amended and Restated Certificate of Incorporation - previously filed as Exhibit 4.2 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 33-62173

                  (ii) Bylaws - previously filed as Exhibit 3(ii) to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994, Commission File No. 0-16231

                  Third Amendment to Bylaws - previously filed as Exhibit 4.4 to the Company's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, Registration No. 33-62173.

  (4) Instruments defining rights of security holders, including indentures - previously filed as Exhibits 3.1, 3.2 and 3.3 to the Registrant's Registration Statement on Form S-1, Registration No. 33-7841.

  (10)            Material Contracts -

                  10.1 June 17, 1999 letter to Jon A. Wiese outlining terms of compensation as President.

                  10.2 Stock Purchase Option dated June 17, 1999 granted to Jon A. Wiese.

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