Form 10-K405
period 1999-10-31
XETA CORP
filed 2000-01-28
CIK 742550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended October 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16231

                                XETA Corporation
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Oklahoma                                      73-1130045
--------------------------------           -------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

     1814 West Tacoma, Broken Arrow, Oklahoma              74012
--------------------------------------------------------------------------------
     (Address of principal executive offices)            (Zip Code)

Registrant's telephone number including area code:     (918) 664-8200
                                                  ------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.05 par value
--------------------------------------------------------------------------------
                                (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 1999 (based upon the average bid and asked prices of such shares) was approximately $109,816,700.

     The number of shares outstanding of the registrant's Common Stock as of December 31, 1999 was 4,127,508 (excluding 509,394 treasury shares).

                        Exhibit Index appears at Page 23.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held April 11, 2000 are incorporated into Part III, Items 11 through 13 hereof.

                                     PART I

ITEM 1. BUSINESS

DEVELOPMENT AND DESCRIPTION OF BUSINESS


     XETA Corporation (the "Company"), an Oklahoma corporation formed in 1981, provides telecommunications products and services. Installation and service of the Company's products represents an integral part of the Company's business. From its inception the Company's primary focus has been to market its products to the lodging industry. These products include various communications systems and call accounting systems, which are the primary systems used by hotels to provide telephone related services to their guests, to provide the information necessary to bill guests for telephone calls, and to properly manage the telecommunications environment at the hotel.

     While the Company will continue to devote substantial resources to the continued growth of its hospitality business, in July 1999, the Company announced its plans to expand beyond the lodging industry and to build a substantial distribution channel proficient in both voice and data communications products to the broader commercial market. As part of this expansion, the Company hired Jon A. Wiese, a former Corporate Officer and Vice President of Lucent Technologies, Inc., to serve as the Company's President and Chief Operating Officer effective August 2, 1999. The Company's previous President, Jack R. Ingram, remains as CEO and Chairman of the Board.

     The Company's desire to expand into the commercial market is fueled by changes in technology which management expects will lead to significant changes in the communications industry over the next few years. With the advent of packet switching technology, it is expected that voice and data networks will converge. This will require that telecommunications providers, such as the Company, become more proficient with voice, data and converged networks. The Company plans to build its commercial channel and its proficiency in these new converged networks through a series of selective acquisitions supplemented with internal growth.

     Reflecting the Company's expanded strategy, on November 30, 1999, the Company acquired 100% of the stock of U.S. Technologies Systems, Inc. ("USTI"), a major dealer of Lucent Technologies' products to the commercial market. USTI was acquired for $26 million in cash and 150,000 shares of XETA common stock. Financing for the transaction was provided through a $23 million, five year term loan which is part of a $40 million credit facility established simultaneously with the closing of the USTI transaction.

     On August 13, 1999, the Company effected a two-for-one stock split by reducing the par value of the common stock to $.05 per share. All share amounts reflected in this report have been restated accordingly to give effect to the stock split. The number of issued and outstanding shares at October 31, 1999 was 3,977,308.


HOSPITALITY PRODUCTS

     Communications Systems. Communications systems, also known as private branch exchanges ("PBX's"), connect the hotel to outside telephone networks operated by common carriers and route calls to, from and between extensions in the hotel. The Company distributes the Hitachi 5000(R) Series Digital Communications System and the Lucent Guestworks(TM) communications system under nationwide, non-exclusive dealer agreements. Both the Hitachi and Lucent systems are equipped with lodging specific software which integrates with nearly all aspects of the hotel's operation. The Company also offers a variety of related products such as voice mail systems, analog telephones, uninterruptable power supplies, announcement systems, etc. These products are generally sold in conjunction with the sale of new communications systems and, with the exception of voice mail systems, are purchased from regional and national suppliers. The Company sells voice mail systems under a nation-wide, non-exclusive distributorship agreement with Baypoint Innovations, formerly Centigram Communications Corporation. Sales of communication systems represented 35%, 36%, and 41% of total revenues in fiscal 1999, 1998, and 1997, respectively.

     The Company has developed a PBX related proprietary product marketed under the name "XPANDER(R)", to respond to the growing demand for additional telephone line access in hotel rooms by guests who desire to connect portable computers to computer networks such as the Internet, while still having the ability to make and receive voice calls on a separate telephone line. To meet this demand, hotels must either add more capacity to their existing communications system, or replace their existing system with a larger one that can accommodate more telephone extensions. Alternatively, hotels can use the XPANDER(R) system, which is generally less expensive than the other options. However, to date demand for XPANDER(R) systems has been weak as most hotels have chosen to add additional lines in their rooms by increasing the size of their existing communications systems. Management continues to believe that demand for XPANDER(R) will increase and the Company continues to develop additional features and capabilities of the system.

     Call Accounting Products. Call accounting systems act as a strategic link between a hotel's communications system and its guest billing system to enable the hotel to earn revenue from guest calls. These systems capture certain telephone usage information; use that information to calculate call charges, markup and taxes; and then transmit the charges to the hotel's guest billing system. All of the Company's call accounting products are designed and manufactured by the Company and interface to virtually all types of PBX's and hotel billing systems.

     The Company markets its call accounting products as the Virtual XL(TM) Series ("VXL"), XL(R) Series and XPERT(R) answer confirmation systems. The Company sells its VXL(TM) and XL(R) systems under a variety of sizes to meet the needs of small to large hotels. The VXL(TM) product line was introduced during 1998 and is designed to operate on a hotel's Local Area Network ("LAN") or a hotel management company's Wide Area Network ("WAN"). If connected to a LAN or WAN that is also connected to the Internet, the VXL(TM) can also be accessed via an Internet connection. The connectivity features of the VXL(TM) provide for much greater accessibility to the reporting features of the system. To reduce the opportunity of unauthorized access, all of the Company's call accounting systems have user codes and password protections.

     Answer confirmation systems are a complimentary product to call accounting and are designed to minimize guest charges for unanswered calls and to allow hotels to bill for answered calls of short duration which would otherwise be treated as unanswered and therefore not be billed. Most call accounting systems, including the Company's systems, record and bill guests for calls which exceed a designated duration. The Company's XPERT(R) systems provide confirmation of the status of the call by monitoring trunk voltages associated with outgoing calls, thereby improving the accuracy of the hotel's guest billings and reducing guest complaints for improper charges.

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

     Long Distance Services. The Company markets a variety of long distance services to hospitality customers. The Company offers these services as an authorized sales subagent pursuant to agreements with L.D. Communications, Inc. ("LDCI"), which has agreements with MCI Worldcom ("MCI"), for the sale of MCI's long distance services. The Company's agreements with LDCI expire in April, 2000, but allow LDCI to terminate the agreements earlier should its underlying contracts with MCI be terminated for any reason. The Company earns commissions on calls made by guests at customer locations which have contracted for MCI's long distance services through the Company. The Company markets long distance services jointly with Americom Communications Services, Inc. ("Americom") under a marketing alliance agreement. Americom is owned by Robert Jones, a co-founder and former officer and director of the Company. The Company has not been able to effectively compete in the marketing of long distance services (see "Competition" below) and expects most of its long distance service contracts to expire without renewal during fiscal 2000.

     System Service and Warranty. The lodging industry is a 24 hour-per-day, demanding environment in which any significant problem with the telecommunications system can quickly rise to crisis status. In addition to developing and building reliable systems, the Company has designed extensive remote service capabilities into each of its systems and has built a national network of Company technicians as well as third party service providers to meet the needs of this environment. The remote service capabilities, which have been a critical element of the Company's products since its inception, enable technicians at the Company's Service Center to quickly diagnose, and in most instances, correct system malfunctions without the need of an on-site service call.

     The Company provides a one-year limited warranty, generally from the date of installation, on its proprietary call accounting products and XPANDER(R) systems. After the warranty period, service for such products is available under remote and direct service agreements. Under a remote service agreement, coverage of the equipment includes only those malfunctions which can be corrected via modem or through verbal instructions given to the customer over the telephone. Direct service agreements include remote service coverage plus on-site service and parts and labor coverage for defects in equipment provided by the Company. The Company's service agreements are generally for one year in duration. Due to the critical nature of call accounting systems to the telephone revenues of the hotel, the majority of the Company's customers elect to purchase service agreements.

     With regard to communications systems provided by the Company, the Company either sells the equipment with the manufacturer's warranty, or provides its own one-year warranty against defects in the equipment. Any labor costs associated with fulfilling the warranty requirements are generally borne by the Company. Subsequent to the warranty period, the Company provides a unique, hotel-oriented service plan. This service plan includes parts and labor coverage on the communications system plus a XETA call accounting system as well as other service options designed to meet the specific needs of each customer and to build a long-term relationship with that customer.

     Revenues from installation and services provided by the Company represented 50%, 52% and 50% of consolidated revenues in fiscal years 1999, 1998 and 1997, respectively.


COMMERCIAL PRODUCTS

     The Company also sells Lucent telecommunications equipment to commercial (non-lodging) customers through its newly-acquired division, USTI. USTI is a Lucent Diamond Business Partner and sells and supports only Lucent communications systems and phones. The Lucent family of communications systems offered by the Company include Definity(R) Systems, Merlin Legend(R) Advanced Solutions systems, and the Partner(R) Communications Systems product family, as well as Lucent's Intuity(R) voice mail systems.

     The Definity(R) family of systems is Lucent's primary communications product for larger businesses. The Company distributes three versions of the Definity(R): the Enterprise Communications Server, the ProLogix(TM) Solutions system, and the Business Communications System. These three systems vary in the number of lines and stations they can support as well as the features available. The Merlin Legend(R) Advanced Solutions ("Legend") product is aimed at mid-range businesses and supports up to 80 telephone lines and 200 stations. The Legend system includes some of the features found in the Definity(R) product line and therefore works well for businesses with growing needs or satellite offices of larger companies. The Partner(R) family of communications systems is primarily for small businesses, but contains some of the basic features found in larger systems, such as connectivity to fax machines, credit card readers, answering machines, and modems, but without special adapters. Within the Partner Communications Systems product family, the Company distributes the Partner(R), Partner(R) Plus, Partner(R) II, and the Partner(R) ACS Communications Systems.

     Through its recent acquisition of USTI, the Company now has the opportunity to provide installation and maintenance support on Lucent systems sold to the commercial market. Prior to the acquisition, USTI's operating model was to out-source most installation activities to third party vendors and most maintenance activities to Lucent. One of the synergistic characteristics of the USTI acquisition was the possibility of using the Company's existing nation-wide service infrastructure to perform more of these installations and therefore enhance operating margins. To that end, the Company is currently working to increase its installation capabilities to begin installations of commercial channel systems in the second fiscal quarter of 2000. Initial installation activities will focus on the Definity(R) product line.

     While service and maintenance after the installation is an important factor in the commercial market, the need for 24 hour per day, seven day a week service capabilities is not as critical as in the hospitality market. As a result, the Company will be designing service packages for its commercial customers that are more tailored to this market. In addition, because many of the sales of systems to the commercial market are made through "partnering" arrangements with Lucent's direct sales force (see further discussion of "partnering" under "Marketing" below), the Company will be offering Lucent service contracts on most "partnering" sales.

SOFTWARE AND PRODUCT DEVELOPMENT

     For the past several years, most of the Company's development efforts were devoted to the XPANDER(R) system (see "Communications Systems" under "Hospitality Products" above). The Company has developed both the hardware and software for this system. During the past year, most XPANDER(R) development was spent on enhancements to the system. Generally, these enhancements are being made so that guest extensions hooked to the XPANDER(R) system perform and have the same features as guest extensions hooked to the hotel's PBX. A by-product of the Company's work on XPANDER(R) was the VXL(R) system which was introduced in fiscal 1998 and represented a substantial portion of the increase in call accounting sales enjoyed by the Company during fiscal 1999. The estimated amount spent on research and development activities during the past three fiscal years is presented in the financial statements contained in this report.


MARKETING

     Hospitality. In marketing its products to the hospitality industry, the Company utilizes its experience and reputation in the industry to build long-term relationships with the wide-range of personnel (such as corporate hotel chain personnel, property management officials, industry consultants, hotels owners and on-site financial or operating officers) involved in the decision making process for the purchase of hotel telecommunications equipment and services. These relationships are one of the keys to the Company's past and future success. The Company primarily uses its direct sales staff to market its hospitality products and services. At December 31, 1999, the Company employed 14 persons directly involved in the sales and marketing of its lodging products and services. In addition, since 1989 the Company has engaged Robert A. Jones through Americom, as an independent agent to represent the Company's call accounting products on an exclusive basis to some of the Company's major customers, including Marriott Host/Marriott International. The Company considers its relationship with Mr. Jones to be good and does not believe that its relationship with Marriott Host/Marriott International is predicated on the basis of its relationship with Mr. Jones. The Company has also engaged other independent sales agents to represent its products to certain hotels or segments of the market, but none of these agents represent products to major customers of the Company.

     While the lodging industry is currently enjoying the same favorable economic cycle as the U.S. economy as a whole, historically tight budgetary controls and lack of capital and borrowing ability characterize this sector of the economy. As a result, early on the Company developed innovative and flexible sales programs to help customers acquire the Company's products, primarily its call accounting products. The most extensively used of these programs has been the XETAPLAN program, under which the Company installs a call accounting and/or answer confirmation system and maintains it for a period of three to five years in exchange for a fixed periodic fee. This program enables the customer to avoid an up front cash outlay and to budget the costs for the equipment and service for the length of the agreement. Due to the nature and structure of the XETAPLAN contract and the relevant accounting rules, most XETAPLAN agreements are accounted for as sales of systems even though title to the equipment usually remains with the Company.

     In order to compete with other Hitachi and Lucent distributors as well as other PBX vendors, the Company offers its PBX products and services with a package of value-added services which include such amenities as providing an XL(R) or VXL(TM) Series call accounting system, a specified number of free labor hours each month and weekly appointments by certified technicians to correct minor malfunctions or to perform routine maintenance. An expanding network of trained service technicians and regional staff technicians also allows the Company to provide continuity of service nationwide.

     Commercial. The marketing of telecommunications products to the commercial market requires much greater investments in promotion and advertising than in the more specialized and smaller hospitality market. Traditionally, USTI's primary business was to sell Lucent products to commercial customers in the after-market (i.e., subsequent to the sale and installation of the communications system by Lucent's direct sales and installation force). These products were primarily new and used digital phones and new packets for expansion of the customer's communications system. However, beginning in late 1998, USTI, as a result of changes in marketing strategy by Lucent, became involved in "partnering" with Lucent's sales force to sell and install complete communications systems to Lucent customers. Under these "partnering" arrangements, USTI account executives work with Lucent National Account Managers ("NAM's") and Global Account Managers ("GAM's") to jointly serve Lucent customers. USTI adds value to the NAM's and GAM's sales efforts by offering speed of installation and cost-effective installation of smaller, outbound systems that may be networked to larger, "home office" communications systems served by Lucent's direct sales and service force.

     In addition to its efforts to partner with Lucent NAM's and GAM's, USTI invests heavily in marketing to its own customer base, both through traditional promotional activities such as trade shows, special pricing and brand name promotions, and, more recently, through electronic commerce activities under its "e-Tel"(TM) initiative. With e-Tel(TM), customers will have private, on-line catalogs which have been developed for their specific needs and on premise equipment. Pricing in the catalog will be customer-specific as well. Customers will be able to order equipment on-line and check the status of their order as it is processed, shipped and received. The Company believes that e-Tel(TM) and other planned electronic commerce initiatives will be cost-effective tools to attract, service, and retain customers.

     At December 31, 1999, the Company employed 16 persons directly involved in the sales and marketing of its commercial products and services.

MAJOR CUSTOMERS

     Marriott Host/Marriott International and its affiliates, which include Marriott's full service hotels as well as Residence Inn by Marriott, Courtyard by Marriott, and Fairfield Inn by Marriott (collectively "Marriott") is a major customer of the Company. Revenues from Marriott include sales of new PBX and call accounting products as well as revenues earned from installation and service activities. Management believes its relationship with Marriott to be good.


COMPETITION

     Hospitality. The Company believes that its most effective weapon in competing in the hospitality market is its commitment to distinguish itself by concentrating on the performance and reliability of its systems and by providing the highest level of service possible. As a result, the Company has developed innovative marketing and service programs (such as those discussed above) to meet the unique needs of the lodging market. Competition in this market is fierce and competitors range from large, well-known and well-financed companies to small, regional or local distributors, many of whom do not concentrate their efforts on the hospitality market but are simply located near the prospective customer. While the Company believes that its reputation and nation-wide presence contribute significantly to its success, there can be no assurance given that the Company will be able to continue to expand its market share in the future.

     The competition for the type of long distance service provided by the Company is also fierce and is dominated by very large, well-known companies, primarily the large long distance carriers. Typically, these competitors are able to secure these contracts by providing customers with large up-front cash bonuses and large monthly commissions on calls made on the customer's telephones. The Company has not been able to compete effectively on this basis and as a result, no significant long distance contracts have been secured beyond those purchased from Americom in fiscal 1997 (see "Long Distance Services" under "Hospitality Products" above).

     Commercial. Competition in the commercial market is intense at all levels and ranges from large manufacturers of telecommunications systems such as Nortel, Siemans, Toshiba, and Panasonic to local and regional dealers. Despite this competition, USTI has been Lucent's top revenue producing dealer for the last six years and has been Lucent's Dealer of the Year for three of the last five years. Management of the Company believes that this market position has been achieved and retained as a result of USTI's singular focus on being the best Lucent solutions provider in the country. USTI distinguishes itself from its competition through "Speed of Response" and "Quality" (i.e., consistent excellence), and through its value propositions initiative, by which it can serve a wide range of customers including small businesses all the way to Fortune 500(R) companies. While USTI has been Lucent's largest dealer, the market is ever changing and requires constant attention to customer needs and changes in Lucent's strategic thrust. Therefore, no assurance can be given that the Company will be successful in maintaining USTI's market leadership position in the future.

MANUFACTURING

     The Company assembles all of its proprietary products, which include its PC-based call accounting systems and the XPANDER(R) system, from an inventory of components, parts and sub-assemblies obtained from various suppliers. These components are purchased from a variety of regional and national distributors at prices which fluctuate based on demand and volumes purchased. Some components, although widely distributed, are manufactured by a single, usually foreign, source and are therefore subject to shortages and price fluctuations if manufacturing is interrupted. The Company maintains adequate inventories of components to mitigate short-term shortages and believes the ultimate risk of long-term shortages is minimal. All of the Company's call accounting products are now based on PC technology, which is continually and rapidly changing. As a result, some of the components originally designed for use in the Company's systems have been phased out of production and replaced by more advanced technology. To date, these substitutions have not forced the Company to substantially redesign its systems and there has been minimal effect on overall system cost. There can be no assurance given, however, that future obsolescence of key components would not result in unanticipated delays in shipments of systems due to redesign and testing of assemblies.

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

EMPLOYEES

     At December 31, 1999, the Company employed 263 employees, including 1 part-time employee.


COPYRIGHTS, PATENTS AND TRADEMARKS

     The Company has never applied for patent protection on its hardware or software technology with the exception of the technology for XPANDER(R), for which the Company has a patent pending. The Company claims copyrights on all of its proprietary circuit boards and software.

     While the Company believes that the ownership of patents, copyrights and registered trademarks is less significant to its success than its proprietary technology, quality and type of service and technical expertise, the Company recognizes that its reputation for quality products and services gives value to its product names. Therefore, the Company has registered as United States domestic trademarks the names "XETA," "XETAXCEL," "XACT," "XPERT," "XPERT+," "XL" and "XPANDER" for use in the marketing of its services and systems. All of these marks are registered on the principal register of the United States Patent and Trademark Office ("PTO"), with the exception of XPANDER(R) which is registered on the supplemental register. The Company also has a pending trademark application to register the mark "Virtual XL."

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

ITEM 2. PROPERTIES

     The Company's principal executive office and Service Center are located in a newly constructed, 37,000 square foot, Company-owned, single story building located in a suburban business park near Tulsa, Oklahoma. This facility also houses the Company's warehouse and assembly areas to support its hospitality sales channel. The building is located on a 13 acre tract of land. The property is subject to a mortgage held by Bank One, Oklahoma, NA, to secure a $40 million credit facility established by the Company in November, 1999.

     Most of the Company's commercial channel operations are located in leased facilities in an office park outside of St. Louis, Missouri. These operations include commercial channel executive management, marketing, accounting, purchasing, repair, warehousing, and installation support. The offices are spread across three facilities located near each other. Due to the recent growth of USTI, all the facilities are at maximum utilization. During January, 2000, the St. Louis operations will be moved to two larger, leased facilities near their present operations.

     The Company leases other office space in Boulder, Dallas, Houston, Indianapolis, Seattle, Tampa, Altamonte Springs, Florida, Marlton, New Jersey, San Juan Capistrano and San Diego, California, and Haleiwa, Hawaii, from which its regional sales staff operates. The Company has an installation office in leased space in Atlanta as well. Additionally, the Company has informal office arrangements with its regional technicians to allow for some storage of spare parts.


ITEM 3. LEGAL PROCEEDINGS

     The matter of ALLENDALE MUTUAL INSURANCE CO. V. XETA CORPORATION, HITACHI TELECOM (USA), INC., PUBLIC SERVICE COMPANY OF COLORADO, AT&T, US WEST LONG DISTANCE, INC., AND DOES 1-100, filed in the United States District Court for the District of Colorado on July 30, 1998, was settled in November, 1999 for $40,000. This case involved the failure of a Hitachi PBX system located in a Marriott hotel in Denver, Colorado, for which XETA had assumed service responsibilities. As a result of the system failure, Marriott made a claim with the plaintiff, its insurance carrier, for property damage, business interruption and loss of revenue in the amount of $926,518.84. The plaintiff paid Marriott's claim, then filed this suit to recover said amount (plus attorney's fees and costs) from the defendants. The plaintiff alleged that the defendants were negligent in the manufacture, design, installation, inspection, service, supervision, and provision of materials, electric power, telephone service, and supplies in connection with the PBX system. Specifically with regard to the Company, the plaintiff's claims were based upon theories of gross negligence, breach of contract and product liability. In May, 1999, upon motion by the plaintiff, the Court dismissed all of the defendants except for the Company. The Company continued to vigorously defend its position that it was not responsible for the failure of the PBX system and, after conducting further discovery, the plaintiff agreed to settle its claims against the Company for $40,000. The settlement amount reflects the "nuisance value" the Company's insurance carrier was willing to pay to dispose of this matter in an expeditious fashion and does not constitute any admission of fault on the part of the Company.

     The matter of ASSOCIATED BUSINESS TELEPHONE SYSTEMS, INC., PLAINTIFF, VS. XETA CORPORATION, DEFENDANT AND THIRD-PARTY PLAINTIFF, VS. D&P INVESTMENTS, INC., THIRD PARTY DEFENDANT, filed in June, 1995, is still pending before the United States District Court for the Northern District of Oklahoma. This matter arises from a 1986 distributor's agreement between the Company and D&P, pursuant to which the Company sold call accounting systems to D&P for resale, and a maintenance agreement between the Company and ABTS pursuant to which the Company furnished maintenance services for such systems. After having some of its claims dismissed by the Court, ABTS' remaining claims are based on breach of contract and tortious interference with certain customer relationships. The stated amount of damages sought by ABTS in this matter is approximately $809,000. The Company seeks in excess of $3 million in damages in its counterclaims against ABTS and third-party claims against D&P. In November, 1999, during a pretrial conference, ABTS and D&P disclosed to the Court that both of these companies had been dissolved during the pendency of this litigation, without notice to the Company. In view of this fact, and following ABTS' and D&P's failure to provide certain financial information to the Company as ordered by the Court, the Court postponed trial in this matter and granted the Company the right to conduct discovery into the financial affairs of ABTS, D&P and ABTS' related companies. The Company is currently conducting such discovery. The Company has also filed a motion to dismiss ABTS' and D&P's claims for their continued failure to disclose certain other documents requested in 1997. The Company intends to continue to vigorously defend ABTS' claims against it and to pursue all of its counterclaims and third-party claims against ABTS and D&P.

     Since 1994, the Company has been monitoring numerous patent infringement lawsuits filed by PHONOMETRICS, INC., a Florida company, against certain telecommunications equipment manufacturers and hotels who use such equipment. While the Company has not been named as a defendant in any of these cases, several of its call accounting customers are named defendants. These customers have notified the Company that they will seek indemnification under the terms of their contracts with the Company. However, because there are other equipment vendors implicated along with the Company in the cases filed against its customers, the Company has never assumed the outright defense of its customers in any of these actions. Phonometrics seeks damages of an unspecified amount, based upon a reasonable royalty of the hotels' profits derived from use of the allegedly infringing equipment during a period commencing six years prior to the filing of such lawsuit and ending October 30, 1990.

     All of the cases filed by Phonometrics against the Company's customers were originally filed in, or transferred to, the United States District Court for the Southern District of Florida. On October 26, 1998 the Florida Court dismissed all of the cases filed against the hotels, following an appellate court's final determination in Phonometrics' case against Northern Telecom that there was no infringement of Phonometrics' patent. In its order dismissing Phonometrics' complaints, the Florida court noted that Phonometrics failed to allege that the hotels' call accounting equipment displays cumulative costs in real time as they accrue, and displays these costs on a visual digital display, both of which are necessary to establish infringement of Phonometrics' patent. Neither of these elements are present in the Company's systems. On November 13, 1998, Phonometrics filed an appeal of the Florida court's order dismissing these cases, with the United States Court of Appeals for the Federal Circuit. The parties have filed briefs in this matter and the case is now pending before the Appeals Court.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
        MATTERS.

     The Company's Common Stock, $.05 par value, is currently traded on the over-the-counter market and is reported in the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol "XETA."

     The high and low bid prices for the Company's Common Stock, as reported by the National Association of Securities Dealers through its NASDAQ System, for each of the quarters during the Company's two most recent fiscal years are set forth below. These prices are adjusted to give retroactive effect to a two-for-one stock split effective August 13, 1999. Furthermore, these prices reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                            1999                  1998
                            ----                  ----

                      High        Low        High        Low
                     ------     ------     --------     -----

Quarter Ending:
---------------
January 31           9 7/8      7 5/8      11 13/16     8 5/8
April 30             9 5/8      7 1/2      12 11/16     8 5/8
July 31              22 7/8     9 1/32     11 11/16     9 3/8
October 31           22 1/2     13 1/2     9 3/4        6 1/2


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

     As of December 31, 1999, the latest practicable date for which such information is available, the Company had 112 shareholders of record. In addition, based upon information received annually from brokers holding stock in the Company on behalf of beneficial owners, the Company has approximately 3,440 beneficial shareholders.

     No sales of unregistered securities were made by the Company during its 1999 fiscal year.

ITEM 6.  SELECTED FINANCIAL DATA.

      Selected financial data for the last five fiscal years is presented below. All amounts except share and per share amounts are in thousands.

     For the Year Ending October 31           1999         1998         1997         1996         1995
                                           ----------   ----------   ----------   ----------   ----------
Results of Operations:
     Installation and service revenues     $   18,766   $   13,220   $    9,355   $    6,888   $    7,112
     Sales of systems                          17,857       11,232        9,238        6,552        5,273
     Long distance services                       640          995          167           --           --
                                           ----------   ----------   ----------   ----------   ----------
     Total Revenues                            37,263       25,447       18,760       13,440       12,385

     Cost of installation and services         12,206        8,536        5,884        4,385        3,279
     Cost of systems sales                     10,856        7,505        6,015        4,072        3,928
     Cost of long distance services               211          411           59           --           --
                                           ----------   ----------   ----------   ----------   ----------
     Total cost of sales                       23,273       16,452       11,958        8,457        7,207

     Gross Profit                              13,990        8,995        6,802        4,983        5,178
     Operating expenses                         7,622        4,757        4,139        3,156        3,127
     Income from operations                     6,368        4,237        2,663        1,827        2,050
     Interest and other income                    665          671          667          662          377
                                           ----------   ----------   ----------   ----------   ----------
     Income before taxes                         7033        4,908        3,330        2,489        2,427
     Provisions for taxes                       2,750        1,855        1,190          904          913
                                           ----------   ----------   ----------   ----------   ----------
     Net income                                 4,283        3,053        2,140        1,585        1,514
                                           ==========   ==========   ==========   ==========   ==========

     Earnings per share - Basic            $     1.07   $      .75   $      .53   $      .40   $      .42
     Earnings per share - Diluted                 .93          .65          .45          .34          .34
     Weighted average shares outstanding    4,010,624    4,059,966    4,012,510    3,942,122    3,598,796
     Weighted average equivalent shares     4,627,221    4,685,080    4,730,488    4,668,632    4,457,832

    As of October 31                          1999         1998         1997         1996         1995
                                           ----------   ----------   ----------   ----------   ----------
Balance Sheet Data:
     Working capital                       $    8,021   $    5,122   $    6,944   $    5,435   $    3,242
     Total assets                              25,316   $   18,292       14,820       12,364       10,597
     Long term debt                                --           --           --           --           --
     Shareholders' equity                      14,551       11,185        9,337        7,071        4,823

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the fiscal year ending October 31, 1999, the Company reported record net income and revenues of $4.283 million and $37.263 million, respectively. These results represented a 40% increase in net income and a 46% increase in total revenues over the previous year. The results for fiscal 1999 reflect the Company's traditional focus on providing telecommunications products and services to the lodging industry.

     During fiscal 1999, there were several developments that will have significant impact on the future operating results and financial condition of the Company. In July, 1999, the Company announced an expanded growth strategy to expand beyond the lodging market into the distribution of telecommunications products to commercial businesses on a nation-wide scale. Pursuant to this expanded strategy, the Company hired a new President, and, after the close of the fiscal year, announced the successful closing of a significant acquisition. These developments are discussed in more detail below.

     Management believes that advances in technology will drive significant changes in the distribution of telecommunications products over the next three to five years. The most fundamental of these advances is the development of packet switching technology. This technology is the mechanism by which data currently travels over the Internet. However, with further development of packet switching, acceptable quality voice transmission over public (Internet) and private networks will also be possible, and at significantly lower transmission costs than traditional voice calls. In addition to lower transmission costs, the costs of acquiring, upgrading and maintaining networks will also decline as voice and data networks converge onto one hardware and software platform. Management believes that once the quality issues are resolved and the cost savings are a reality, the market will quickly transition to converged networks. These converged networks will be more complex and more software oriented than the separate networks that voice and data dealers are serving currently.

     To respond to these changes, the Company plans to aggressively build a nation-wide distribution channel, proficient in both voice and data communications products to the commercial market. Management intends to fuel this growth through a series of selective acquisitions supplemented with internal growth, focusing first on establishing a nation-wide presence in voice networks through the acquisition and subsequent expansion of existing distribution channels, most likely existing Lucent Technologies dealers. From that nation-wide footprint, capabilities in data and converged networks can be added through more acquisitions and internal growth.

     Concurrent with the adoption of this growth strategy, the Company hired Jon
A. Wiese as its President effective August 2, 1999. The Company's previous President, Jack Ingram, remains CEO and Chairman. Mr. Wiese previously served as Corporate Officer and Vice President of the USA Sales and Service Division of Lucent Technologies, Inc. and is a recognized industry leader within the telecommunications industry. Immediately after Mr. Wiese's arrival, the Company began evaluating potential acquisition candidates based on a variety of factors including market share, growth potential, geographic coverage, and proficiency in voice networks. On November 30, 1999, the Company purchased 100% of the outstanding stock of U.S. Technologies Systems, Inc. ("USTI") for $26 million in cash and 150,000 shares of XETA common stock. At the closing, the Company paid $23 million in cash plus the common stock to USTI's owners. The remaining $3 million is subject to various hold-back provisions, $2 million of which can be satisfied through the achievement of certain growth targets with the remainder being held for two years as an indemnity against breaches in representations and warranties made by the owners in the sale documents. The Company began consolidating the results of USTI's operations effective December 1, 1999. Financing for the acquisition was provided through a $40 million credit facility which is more fully described under "Liquidity and Capital Resources" below.

     Management believes that the USTI acquisition is a key first step in executing its expanded growth strategy. USTI is Lucent's largest dealer, focuses primarily on voice applications, has a nation-wide sales presence, and an excellent reputation in the marketplace. USTI's pro forma revenues for the 12 months ending October 31, 1999 were $39.5 million. While the Company has devoted significant financial and management resources to its strategy of developing a major distribution channel to the commercial market, the Company's commitment to the continued growth of its lodging business is undiminished.

     The discussion below provides further analysis of the developments discussed above as well as other major factors and trends which management believes had the most significant impact on the results of operations for the years ending

October 31, 1999 and 1998 compared to the previous years, and the financial condition of the Company for the years then ended.

     RESULTS OF OPERATIONS

     Year ending October 31, 1999 compared to October 31, 1998. The 46% increase in total revenues consisted of an increase in installation and service revenues of 42%, an increase in sales of systems of 59%, and a decrease in long distance revenues of 36%. Alternatively, the Company's results can be reviewed by product lines. During fiscal 1999, revenues earned from communications systems (or "PBX's") related activities, including sales of new systems, installations and service, increased $8.267 million, or 45%. Revenues from call accounting related activities increased $3.904 million or 63%, and revenues from the Company's long distance service offering declined $355,000 or 36%. All of the Company's revenues during fiscal 1999 were earned from the lodging market. The following discussion analyzes the Company's revenues by product line.

     Sales of PBX systems increased $3.860 million or 42% while revenues earned from PBX installation and service activities increased $4.407 million or 49%. This growth in revenues is attributable to the continued acceptance of the Company's PBX product and service offering and the robust U.S. economy. The lodging market continues to view the Company as the market leader in providing PBX products and services to hotels. The Company is the largest distributor of the Hitachi communications system. During fiscal 1999, the Company began its marketing of the Lucent Guestworks(R) communications system. While sales of Hitachi systems still far outweighed sales of Lucent products in 1999, sales and installations of Lucent systems increased steadily during the last half of fiscal 1999 and the first quarter of fiscal 2000. Management is satisfied with the progress of is Lucent PBX offering. The strength of the U.S. economy continues to be beneficial to the Company as it has fueled continued new construction of hotels, significant remodeling projects and expansions of existing PBX systems to accommodate multiple phone line access in hotels.

     During fiscal 1999, the Company experienced a surge in orders for call accounting systems resulting in an increase in revenues from systems sold of $2.765 million or 139%. Revenues from call accounting installation and service activities increased $1.139 million or 27% during fiscal 1999. This surge in orders was primarily due to the broad market acceptance of the Company's Virtual XL(TM) call accounting system. This system, in addition to performing the normal call accounting functions found in the Company's XL(R) Series systems, can be connected to public and private networks allowing remote access by hotel management to reporting functions. Many of the orders received for the Virtual XL(TM) systems were upgrades of existing systems from the Company's existing customer base; however, the Company also received significant orders from new customers during fiscal 1999. Installations from this surge in orders will be completed during the first quarter of fiscal 2000. Revenues from sales of call accounting products should then return to historical levels.

     Revenues from the Company's long distance service offering declined $355,000 or 36% due to an erosion in the usage of 0+ services used by guests and customer hotels. The Company entered this line of business primarily through the acquisition of a group of contracts in April, 1997. Due to competitive factors, the Company was not able to expand this portion of its business. Currently, the contracts purchased in 1997 are beginning to expire and the Company has been notified that most, if not all, of these customers will not be renewing their agreements. Therefore, management expects revenues from this product line to decline throughout fiscal 2000.

     Gross margins earned on total revenues increased to 38% in fiscal 1999 compared to 35% in fiscal 1998. The gross margins earned on installation and service revenues were unchanged in fiscal 1999 at 35% compared to fiscal 1998. However, the Company has experienced pressure on the gross margins earned on installation and service revenues during fiscal 1999 and 1998, and both years' margins are lower than historical levels. Management is analyzing this trend and is hopeful that efficiencies can be gained through the improvement of some processes and the elimination or reduction of some less profitable installation activities. Additional alternatives, such as price increases for some of its services are also under consideration. No assurance can be given, however, that gross margins earned on installation and service revenues will not continue to face downward pressures. The gross margins earned on systems sales increased to 39% from 33% in fiscal 1999 compared to 1998. This increase was primarily due to the favorable mix of systems sales toward higher margin call accounting systems. As discussed above, management expects sales of its call accounting systems to return to historical levels during fiscal 2000 and gross margins on total systems sales would be expected to continue to trend toward the lower margins earned on PBX systems. The gross margins earned on long distance services in fiscal 1999 were 67% compared to 59% in fiscal 1998. The gross margin earned on this revenue source during fiscal 1999 benefited from lower overall long distance revenues because the revenues were insufficient to trigger payments to the Company's marketing alliance partner.

     Total operating expenses, including selling, general, and administrative ("SGA"), engineering, research and development ("Engineering"), and amortization increased $2.865 million or 60% in fiscal 1999. However, of this increase, $1.555 million was attributable to an increase in amortization expense. Most of the increase in amortization was related to the Company's purchase of PBX service contracts in September, 1998. The purchase price paid for these contracts was $1.533 million, as adjusted at final closing in 1999, and was amortized over the average life of the contracts, which was approximately one year. Ignoring amortization expense, the costs of SGA and Engineering activities represented 15.2% of revenues in fiscal 1999 and 17.2% of fiscal 1998 revenues.

     Interest income was relatively unchanged between 1999 and 1998. The Company earns interest income from its sale-type lease contracts with customers and from cash investments. Interest income earned from additions to its sale-type lease receivables was offset by decreases in interest income earned on cash balances due to lower average cash on hand in fiscal 1999.

     The Company recorded a provision for federal and state income taxes of $2.750 million or 39% of pre-tax income compared to $1.855 million or 38% in fiscal 1998. The increase in the effective tax rate reflects an increase in the Company's estimated multi-state tax rate.

     Year ending October 31, 1998 compared to October 31, 1997. For the fiscal year ending October 31, 1998, the Company reported record net income and revenues of $3.053 million and $25.447 million, respectively, representing a 43% increase in net income and a 36% increase in revenues. The 36% increase in revenues consisted of a 41% increase in installation and service revenues, a 22% increase in sales of systems, and a 495% increase in long distance revenues. By product line, during fiscal 1998 revenues earned from PBX related activities, including sales of new systems, installations and service, increased $5.0 million or 38%, revenues from call accounting related activities increased $824,000 or 15%, and revenues from the Company's long distance service offering increased $828,000 or 495%. The following discussion analyzes the Company's revenues by product line.

     Sales of PBX systems increased $1.588 million or 21% while revenues from PBX installation and service activities increased $3.447 million or 61% during fiscal year 1998. The growth in revenues earned from PBX related activities was fueled by broad acceptance of the Company's PBX product and service offering and the robust growth of the overall hotel industry. Both of these trends generated significant sales of PBX systems for the Company.

     Included in the increase in revenues from call accounting related activities was an increase in sales of call accounting systems of $407,000 or 26% and an increase in call accounting service revenues of $417,000 or 11%. Sales of call accounting systems were stronger than expected as construction of new hotels and overall spending on hotel technology helped to fuel sales of new systems. This, in turn, generated increased installation and service revenues. Also contributing to the increase in call accounting related revenues for fiscal 1998 were revenues earned from customers under the Company's long distance service offering. The Company provided call accounting equipment and service to its long distance customers and a portion of the long distance commissions earned from those customers has allocated to call accounting systems and service revenues. Fiscal 1998 was the first full year of operations for the Company's long distance services, therefore revenues from this source showed a substantial increase over the previous year.

     Revenues from the Company's long distance service offering increased $828,000 or 495% in fiscal 1998 compared to fiscal 1997. Note that revenues from long distance service began during the third quarter of fiscal 1997 and therefore did not represent a full year of operations for comparison purposes. Substantially all of the long distance service revenues earned were from those contracts that were purchased by the Company upon its entry into this market in April, 1997.

     Gross margins on total revenues decreased to 35% in fiscal 1998 from 36% in fiscal 1997. The gross margin earned on installation and service revenues was 35% in fiscal 1998 compared to 37% in fiscal 1997. Management believes this decline was due to increases in staffing and increased utilization of third party technicians as the Company responded to the continued rapid growth of its business. The gross margin earned on systems sales in fiscal 1998 was 33% compared to 35% in fiscal 1997. This decline was attributable to a decline in gross margins earned on the sale of PBX systems reflecting sales of smaller systems primarily to smaller, extended-stay hotels. This segment of the market is highly price-driven and is very competitive. The gross margin earned on long distance services was 59% in fiscal 1998 compared to 65% earned in fiscal 1997.

     Operating expenses increased 15% in fiscal 1998 compared to fiscal 1997. This increase included an increase in amortization expense related to the 1997 purchase of long distance contracts for a full year compared to only five months in fiscal 1997. Amortization in fiscal 1998 also included one partial month of amortization of the purchase of PBX service contracts from Williams Communications Solutions, LLC, which was consummated in September, 1998. Also increasing in fiscal 1998 were general and administrative expenses related to increases in personnel and accrued costs related to the Company's relocation. Lastly, costs such as commissions and executive bonuses increased in conjunction with increases in sales and net profits. Partially offsetting those increases was a decrease in legal fees as the activity surrounding the ABTS case was substantially less in fiscal 1998 than in fiscal 1997.

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

     The Company recorded a provision for federal and state income taxes of $1.855 million or 38% of pre-tax income compared to $1.190 million or 36% in fiscal 1997. The increase in the effective tax rate was made to more appropriately reflect the estimated multi-state tax provision.


LIQUIDITY AND CAPITAL RESOURCES

     As a result of the acquisition of USTI and the related establishment of a $40 million credit facility with a bank, the Company's financial condition changed significantly subsequent to October 31, 1999. The credit facility was formulated into three portions, a 5 year term loan of $23 million for the cash paid at the closing of the USTI acquisition, $12 million available for future acquisitions subject to certain requirements, and a $5 million revolver available for working capital needs. Borrowing under the acquisition portions of the facility is based upon a multiple of EBITDA, as defined in the facility, including the EBITDA of the target company. The interest rate charged on borrowings under the facility is based on a margin above LIBOR or Prime, with the margin adjusted for specific ranges of leverage as determined by the Company's debt ratio, as defined in the agreement. At December 31, 1999, the Company owed $22.6 million under the term loan. No other advances had been made under the facility as of that date.

     During fiscal 1999, the Company's cash balances increased $1.318 million reflecting cash earned from operations of $4.250 million offset by cash used in investing activities of $1.826 million and cash used in financing activities of $1.105 million. Investing activities consisted primarily of cash used for the completion of the construction of the Company's new facilities. This facility, completed in March, 1999, houses the Company's administration functions, assembly and warehousing operations, and Service Center. Financing activities consisted principally of $1.158 million spent on stock repurchases during the first half of the fiscal year. After reflecting the effect of the 2-for-1 stock split on August 13, 1999, the Company repurchased 130,300 shares at an average price of $8.89 under its repurchase program. This program has been dormant since the Company announced its expansion strategy in June, 1999.

     Management believes that it has sufficient credit capacity to pursue its growth strategy, including additional acquisitions. Management continues to evaluate potential acquisition targets, some of which could exceed the credit facility currently in place. While no assurance can be given, management believes that the Company could expand its credit facility provided the potential target company has strong cash flows and is capable of expansion. In addition, the Company's increased size, in terms of revenues and market capitalization, have significantly improved the Company's access to equity markets.


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

     Growth Strategy and Acquisitions. The Company's planned expansion beyond the lodging market into the general commercial market for voice and data products as well as its acquisition of USTI presents a variety of new risk factors to the Company. The voice and data markets for commercial businesses are substantial in size and are populated by many well known companies, such as Williams Communications Group and Exp@nets, who are larger and better capitalized than the Company. Additionally, as emphasis shifts from parallel communications networks (i.e., separate data and voice infrastructures running side by side) to converged networks that integrate both communications onto a single network infrastructure, the Company will face competition from other companies who are pursuing a strategy similar to the Company's. This convergence of voice and data networks has already produced and is likely to continue to produce business combinations between traditional suppliers of telecommunications or voice networking and data networking companies. Such business combinations may result in companies with strong competitive positions and products, which could significantly impact the Company's business, operating results or financial condition. Additionally, the shift to converged networks is a developing environment that is driven by technological changes which continue to evolve. The Company's ability to accurately predict and timely respond to such a changing environment is critical to the success of its business plan.

     The Company is currently integrating its existing operations with those of USTI and attempting to realize the expected synergies related to the acquisition. Achieving the benefits of an acquisition depend, in part, upon whether the integration of the acquired business is accomplished in an efficient and effective manner. While the Company is devoting significant time and effort into the execution of the USTI integration, there can be no assurance that the products, distribution channels, customer support operations, management information systems, key personnel or other key aspects of USTI's business, or the business of other companies acquired by the Company in the future, will be effectively assimilated into the Company's business or product offerings. The failure to effectively integrate USTI or future acquired companies and their products could have a material adverse effect upon the Company's business, operating results, or financial condition and upon the investment community's perception of the Company's ability to carry out its growth strategy.

     The Company's use of debt and possibly equity capital to finance acquisitions may increase the level of risk associated with the Company's financial condition and could dilute earnings per share on the Company's core operations from those which would otherwise be reported.

     Dealer Agreements. The Company sells communications systems under dealer agreements with Hitachi Telecom (USA), Inc. ("Hitachi") and Lucent Technologies. The Company is Hitachi's largest dealer and considers its relationship with Hitachi to be good. The Company and USTI have separate dealer agreements with Lucent for distribution of Lucent systems to the commercial market and the lodging sector, respectively. Combined with USTI, the Company is also Lucent's largest dealer and considers its relationship with Lucent to be good. The agreements with both Hitachi and Lucent contain certain volume commitments to earn the pricing structure provided in the dealer agreements. Should the Company fail to meet those requirements, future profit margins could suffer.

     Dependence on Key Personnel and Recruiting. The success of the Company will depend in part upon a number of key management and technical employees. The loss of the services of key employees could have a material adverse effect on the Company's business, operating results or financial condition. In addition, recruiting and retaining top personnel experienced in the industry, as well as skilled installation and service technicians, is highly competitive. If the Company cannot successfully recruit and retain such personnel, the Company's financial results may be adversely affected.

     U.S. Economy. Both the lodging and commercial distribution channels operated by the Company are somewhat dependent on the strength of the U.S. economy. Should the economy experience a downturn which results in lower occupancy rates and lower per room revenues in the lodging sector and lower amounts of capital available for information technology expenditures in general, the Company's operating results could be materially different than currently forecasted by management.

     Y2K. Between the middle of 1997 and December 31, 1999, the Company spent considerable effort to assess the potential impact of the year 2000 ("Y2K") on its business. These actions included evaluating the Y2K readiness of its proprietary products, its distributed products, and its internal systems. Based on those evaluations, the Company developed and implemented appropriate remedial procedures, including the notification of its customers as necessary, and took measured actions to prepare for potential unforeseen problems on and immediately after December 31, 1999. Like most businesses who had prepared diligently for Y2K, the Company experienced no significant problems with either its products or internal systems and none of its operations were interrupted in any way as a result of Y2K issues.

     Pending Litigation. The Company is involved in two matters of pending litigation (See "Legal Proceedings" under Part I above). No loss contingencies, other than the estimated costs of bringing one of the cases to trial, have been recorded in the financial statements. Should the outcome of either of these matters be unfavorable, however, the Company may have to record expenses which might cause operating results to be materially lower than those expected.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risks relating to the Company's operations result primarily from changes in interest rates. The Company did not use derivative financial instruments for speculative or trading purposes during the 1999 fiscal year.

     Interest Rate Risk. The Company's cash equivalents, which consist of highly-liquid, short-term investments with an average maturity of less than 51 days, are subject to fluctuating interest rates. A hypothetical 10 percent change in such interest rates would not have a material effect upon the Company's consolidated results of operations or cash flows. Subsequent to its 1999 fiscal year end, the Company established a $40 million credit facility (see
Note 17 to the Consolidated Financial Statements for details of the Company's long-term debt). The Company will be exposed to market risk from changes in interest rates related to this credit facility which is based upon either LIBOR or the bank's prime rate.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


INDEX TO FINANCIAL STATEMENTS OF THE COMPANY                                    PAGE
--------------------------------------------                                    ----
Report of Independent Public Accountants                                         F-1

Consolidated Financial Statements

        Consolidated Balance Sheets - October 31, 1999 and 1998                  F-2

        Consolidated Statements of Operations - For
          the Years Ended October 31, 1999, 1998 and 1997                        F-3

        Consolidated Statements of Shareholders' Equity -
          For the Years Ended October 31, 1999, 1998 and 1997                    F-4

        Consolidated Statements of Cash Flows - For the
          Years Ended October 31, 1999, 1998 and 1997                            F-5

Notes to Consolidated Financial Statements                                       F-6

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Xeta Corporation:

We have audited the accompanying consolidated balance sheets of Xeta Corporation (an Oklahoma corporation) and subsidiary as of October 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xeta Corporation and subsidiary as of October 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 1999, in conformity with generally accepted accounting principles.


                                             ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
  December 10, 1999

                                XETA CORPORATION


                           CONSOLIDATED BALANCE SHEETS

                            OCTOBER 31, 1999 AND 1998

                                                                               1999            1998
                                                                           ------------    ------------
                                               ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                               $  4,556,212    $  3,238,218
   Current portion of net investment in sales-type leases                     2,577,141       1,500,095
   Trade accounts receivable                                                  4,432,647       3,561,201
   Inventories, net                                                           3,733,306       2,022,256
   Deferred tax asset, net                                                      622,595         575,587
   Prepaid expenses and other                                                   261,024          73,895
                                                                           ------------    ------------
         Total current assets                                                16,182,925      10,971,252
                                                                           ------------    ------------

NONCURRENT ASSETS:
   Net investment in sales-type leases, less current portion                  3,843,743       1,210,939
   Property, plant and equipment, net                                         3,942,540       2,817,370
   Purchased service and long distance contracts, net of accumulated
     amortization of $2,162,938 and $346,891                                    394,230       2,537,437
   Capitalized software production costs, net of accumulated
     amortization of $573,066 and $453,066                                      649,406         655,370
   Other                                                                        303,633          99,618
                                                                           ------------    ------------
         Total noncurrent assets                                              9,133,552       7,320,734
                                                                           ------------    ------------
           Total assets                                                    $ 25,316,477    $ 18,291,986
                                                                           ============    ============

                               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable                                                        $  2,126,654    $  1,747,009
   Unearned revenue                                                           4,540,548       3,096,217
   Accrued liabilities                                                        1,494,737         824,454
   Accrued income taxes                                                              --         181,876
                                                                           ------------    ------------
         Total current liabilities                                            8,161,939       5,849,556
                                                                           ------------    ------------

UNEARNED SERVICE REVENUE                                                      1,953,222         730,314
                                                                           ------------    ------------

NONCURRENT DEFERRED TAX LIABILITY, net                                          650,024         526,881
                                                                           ------------    ------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued               --              --
   Common stock; $.05 par value; 10,000,000 shares authorized, 4,636,702
     issued                                                                     231,835         228,628
   Paid-in capital                                                            5,373,855       5,135,818
   Retained earnings                                                         11,851,761       7,568,905
   Less- Treasury stock, at cost                                             (2,906,159)     (1,748,116)
                                                                           ------------    ------------
         Total shareholders' equity                                          14,551,292      11,185,235
                                                                           ------------    ------------
           Total liabilities and shareholders' equity                      $ 25,316,477    $ 18,291,986
                                                                           ============    ============


                     The accompanying notes are an integral
                   part of these consolidated balance sheets.

                                XETA CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                               For the Years
                                                             Ended October 31,
                                                ------------------------------------------
                                                    1999           1998           1997
                                                ------------   ------------   ------------
INSTALLATION AND SERVICE REVENUES               $ 18,766,095   $ 13,219,687   $  9,355,360
SYSTEM SALES                                      17,857,086     11,232,402      9,237,813
LONG DISTANCE SERVICES                               639,871        995,143        167,307
                                                ------------   ------------   ------------
NET SALES, INSTALLATION AND SERVICE REVENUES      37,263,052     25,447,232     18,760,480
                                                ------------   ------------   ------------

INSTALLATION AND SERVICE COSTS                    12,206,057      8,535,823      5,884,096
COST OF SYSTEMS SALES                             10,856,142      7,505,397      6,014,731
COST OF LONG DISTANCE SERVICES                       210,493        411,491         59,385
                                                ------------   ------------   ------------
TOTAL COST OF SALES, INSTALLATION AND SERVICE     23,272,692     16,452,711     11,958,212
                                                ------------   ------------   ------------
         Gross profit                             13,990,360      8,994,521      6,802,268
                                                ------------   ------------   ------------

OPERATING EXPENSES:
   Selling, general and administrative             5,136,228      3,992,470      3,629,250
   Engineering                                       366,750        255,593        120,076
   Research and development                          183,372        127,778        240,189
   Amortization                                    1,936,057        381,521        149,512
                                                ------------   ------------   ------------
         Total operating expenses                  7,622,407      4,757,362      4,139,027
                                                ------------   ------------   ------------

INCOME FROM OPERATIONS                             6,367,953      4,237,159      2,663,241

INTEREST AND OTHER INCOME, net                       664,903        670,541        667,069
                                                ------------   ------------   ------------

INCOME BEFORE PROVISION FOR INCOME TAXES           7,032,856      4,907,700      3,330,310
PROVISION FOR INCOME TAXES                         2,750,000      1,855,000      1,190,000
                                                ------------   ------------   ------------
NET INCOME                                      $  4,282,856   $  3,052,700   $  2,140,310
                                                ============   ============   ============

INCOME PER SHARE - BASIC                        $       1.07   $        .75   $        .53
                                                ============   ============   ============
INCOME PER SHARE - DILUTED                      $        .93   $        .65   $        .45
                                                ============   ============   ============

WEIGHTED AVERAGE SHARES OUTSTANDING                4,010,624      4,059,966      4,012,510
                                                ============   ============   ============
WEIGHTED AVERAGE EQUIVALENT SHARES                 4,627,221      4,685,080      4,730,488
                                                ============   ============   ============


                     The accompanying notes are an integral
                     part of these consolidated statements.

                                XETA CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1999



                                          Common Stock
                                 ----------------------------         Treasury Stock
                                   Number of                    ---------------------------       Paid-in       Retained
                                 Shares Issued     Par Value       Shares         Amount          Capital       Earnings
                                 -------------   ------------   ------------   ------------    ------------   ------------
BALANCE AT OCTOBER 31, 1996          2,182,653   $    218,265        189,747   $   (259,740)   $  4,736,413   $  2,375,895

   Stock options exercised              24,632          2,463             --             --          43,828             --

   Tax benefit of stock options             --             --             --             --          79,099             --

   Net income                               --             --             --             --              --      2,140,310
                                  ------------   ------------   ------------   ------------    ------------   ------------

BALANCE AT OCTOBER 31, 1997          2,207,285        220,728        189,747       (259,740)      4,859,340      4,516,205

   Stock options exercised              78,999          7,900             --             --          85,000             --

   Tax benefit of stock options             --             --             --             --         191,478             --

   Treasury Stock purchased                 --             --         74,800     (1,488,376)             --             --

   Net income                               --             --             --             --              --      3,052,700
                                  ------------   ------------   ------------   ------------    ------------   ------------

BALANCE AT OCTOBER 31, 1998          2,286,284        228,628        264,547     (1,748,116)      5,135,818      7,568,905

   Stock options exercised              32,067          3,207             --             --          49,469             --

   Tax benefit of stock options             --             --             --             --         188,568             --

   Treasury Stock purchased                 --             --         65,150     (1,158,043)             --             --

   Two-for-one stock split           2,318,351             --        329,697             --              --             --

   Net income                               --             --             --             --              --      4,282,856
                                  ------------   ------------   ------------   ------------    ------------   ------------

BALANCE AT OCTOBER 31, 1999          4,636,702   $    231,835        659,394   $ (2,906,159)   $  5,373,855   $ 11,851,761
                                  ============   ============   ============   ============    ============   ============

  The accompanying notes are an integral part of these consolidated statements.

                                XETA CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               For the Years
                                                                             Ended October 31,
                                                               --------------------------------------------
                                                                   1999            1998            1997
                                                               ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $  4,282,856    $  3,052,700    $  2,140,310
                                                               ------------    ------------    ------------
   Adjustments to reconcile net income to net cash
     provided by operating activities-
       Depreciation                                                 430,599         299,192         209,531
       Amortization                                               1,936,057         381,521         149,512
       Loss on sale of assets                                            --          14,577           3,859
       Provision for doubtful accounts receivable                    36,000          76,000          36,000
       Provision for excess and obsolete inventory                  496,170              --          33,666
       Change in assets and liabilities-
         (Increase) decrease in net investment in sales-type
           leases                                                (3,709,850)        793,189       1,450,807
         Increase in other receivables                             (907,446)     (2,135,358)        (21,364)
         Increase in inventories                                 (1,723,570)       (523,508)       (490,918)
         (Increase) decrease in deferred tax asset                  (47,008)       (513,844)         31,154
         (Increase) decrease in prepaid expenses and other
           assets                                                  (391,144)        (43,489)        358,671
         Increase in accounts payable                               379,645       1,155,187         220,349
         Increase (decrease) in unearned revenue                  2,667,239         345,313        (182,074)
         Increase in accrued liabilities                            670,283          84,758          72,858
         Increase in accrued income taxes                             6,692         254,479         197,973
         Increase (decrease) in deferred tax liabilities            123,143         (24,839)        (40,264)
                                                               ------------    ------------    ------------
           Total adjustments                                        (33,190)        163,178       2,029,760
                                                               ------------    ------------    ------------
              Net cash provided by operating activities           4,249,666       3,215,878       4,170,070
                                                               ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of long distance contracts                            (156,500)     (1,860,000)     (1,024,318)
   Additions to property, plant and equipment                    (1,555,769)     (2,497,096)       (453,390)
   Additions to capitalized software production costs              (114,036)       (237,781)       (275,913)
   Proceeds from sale of assets                                          --             852              --
                                                               ------------    ------------    ------------
              Net cash used in investing activities              (1,826,305)     (4,594,025)     (1,753,621)
                                                               ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Purchase of treasury stock                                    (1,158,043)     (1,488,376)             --
   Exercises of stock options and warrants                           52,676          92,900          46,291
                                                               ------------    ------------    ------------
              Net cash (used in) provided by financing
                activities                                       (1,105,367)     (1,395,476)         46,291
                                                               ------------    ------------    ------------
              Net increase (decrease) in cash and cash
                equivalents                                       1,317,994      (2,773,623)      2,462,740

CASH AND CASH EQUIVALENTS, beginning of year                      3,238,218       6,011,841       3,549,101
                                                               ------------    ------------    ------------

CASH AND CASH EQUIVALENTS, end of year                         $  4,556,212    $  3,238,218    $  6,011,841
                                                               ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the year for income taxes                  $  2,675,135    $  2,116,908    $  1,115,290
                                                               ============    ============    ============
   Noncash tax benefit of options exercised                    $    188,568    $    191,478    $     79,099
                                                               ============    ============    ============


                     The accompanying notes are an integral
                     part of these consolidated statements.

                                XETA CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   FOR THE THREE YEARS ENDED OCTOBER 31, 1999



1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

Xeta Corporation (Xeta or the Company) develops, manufactures and markets call accounting systems and is a nation-wide distributor of third-party manufactured PBX systems. Historically, Xeta has marketed its products and services primarily to the lodging industry and thus has been dependent upon the condition of the hospitality economic sector. However, as a result of the recent acquisition of U.S. Technologies Systems, Inc. (as more fully described at Note 17 to these financial statements), Xeta will be marketing its products to commercial enterprises beginning in fiscal 2000.

Xetacom, Inc. (Xetacom), a wholly owned subsidiary of the Company, provides long distance telephone services to the lodging industry. Xetacom's operations have been insignificant to date.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents at October 31, 1999, consist of money market accounts and commercial bank accounts.

LEASE ACCOUNTING

A portion of the Company's revenues have been generated using sales-type leases. The Company sells systems to end-users under these sales-type leases to be paid over three, four and five-year periods. Because the present value (computed at the rate implicit in the lease) of the minimum payments under these sales-type leases equals or exceeds 90 percent of the fair market value of the systems and/or the length of the lease exceeds 75 percent of the estimated economic life of the equipment, the Company recognizes the net effect of these transactions as a sale as required by generally accepted accounting principles.

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

RESEARCH AND DEVELOPMENT AND CAPITALIZATION OF SOFTWARE PRODUCTION COSTS

The Company capitalizes software production costs related to a product upon the establishment of technological feasibility as defined by generally accepted accounting principles. Amortization is provided on a product-by-product basis based upon the estimated useful life of the software (generally seven years). All other research and development costs (including those related to software for which technological feasibility has not been established) are expensed as incurred.

INCOME TAXES

Several items of income and expense, including certain sales revenues under sales-type leases, are included in the financial statements in different years than they are included in the income tax returns. Deferred income taxes are recorded for the tax effect of these differences.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting about operating segments in the annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This Statement did not have a significant impact on the consolidated financial statements as the Company has only one operating segment.

In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133 (SFAS 133),"Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS No. 133, as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements and has not determined the timing of or method of the adoption of SFAS No. 133. However, as of October 31, 1999, the Company had no outstanding derivative instruments.

RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 income statement to conform with the 1998 or 1997 presentations. These reclassifications had no effect on net income.

STOCK SPLIT

The Company declared a two-for-one stock split which was effective on August 13, 1999. All share and per share amounts contained in these financial statements and footnotes have been restated to reflect the stock split.

STATEMENTS OF CASH FLOWS

During 1999, $483,650 of spare parts inventory acquired as part of the purchased service contracts was reclassified from purchased service and long-distance contracts to inventory.

2. ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following at October 31:

                                         1999         1998
                                      ----------   ----------
Gross trade receivables               $4,617,815   $3,729,714
Less- reserve for doubtful accounts      185,168      168,513
                                      ----------   ----------
Net trade receivables                 $4,432,647   $3,561,201
                                      ==========   ==========

Adjustments to the reserve for doubtful accounts consist of the following:

                                     1999          1998
                                  ----------    ----------
Balance, beginning of period      $  168,513    $  118,722
Provision for doubtful accounts       36,000        76,000
Net write-offs                       (19,345)      (26,209)
                                  ----------    ----------
Balance, end of period            $  185,168    $  168,513
                                  ==========    ==========

3. INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following components at October 31:

                                                     1999         1998
                                                  ----------   ----------
Raw materials                                     $1,268,635   $1,092,278
Finished goods and spare parts                     3,285,841    1,254,978
                                                  ----------   ----------
                                                   4,554,476    2,347,256
Less- reserve for excess and obsolete inventory      821,170      325,000
                                                  ----------   ----------
         Inventories, net                         $3,733,306   $2,022,256
                                                  ==========   ==========

Adjustments to the reserve for excess and obsolete inventories consist of the following:

                                                  1999       1998
                                                --------   --------
Balance, beginning of period                    $324,998   $215,000
Provision for excess and obsolete inventories    496,172    109,998
Inventories written off                               --         --
                                                --------   --------
Balance, end of period                          $821,170   $324,998
                                                ========   ========

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at October 31:

                                                                    Estimated
                                                                     Useful
                                                                      Lives               1999             1998
                                                                    ---------         -------------    ------------

     Building                                                            20           $   2,397,954    $  1,565,601
     Data processing and computer field equipment                        3-5              1,694,056       1,368,075
     Land                                                                 -                 611,582         611,582
     Office furniture                                                     5                 438,815         136,143
     Other                                                               3-7                365,932         271,171
                                                                                      -------------    ------------

     Total property, plant and equipment                                                  5,508,339       3,952,572
     Less-accumulated depreciation                                                        1,565,799       1,135,202
                                                                                      -------------    ------------

     Total property, plant and equipment, net                                         $   3,942,540    $  2,817,370
                                                                                      =============    ============

5.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31:

                                                                                           1999              1998
                                                                                      ------------       -----------

         Bonuses                                                                      $    849,863       $   555,135
         Vacation                                                                          126,679           102,679
         Commissions                                                                       192,463           104,656
         Payroll                                                                           147,197              --
         Other                                                                             178,535            61,984
                                                                                      ------------       -----------
                                                                                      $  1,494,737       $   824,454
                                                                                      ============       ===========

6.  UNEARNED REVENUE:

Unearned revenue consists of the following at October 31:

                                                                                           1999              1998
                                                                                      -------------     ------------

         Service contracts                                                            $   1,575,385     $  1,245,506
         Warranty service                                                                 1,363,187          951,238
         Customer deposits                                                                1,349,405          688,778
         Systems shipped but not installed                                                  123,729           69,364
         Other                                                                              128,842          141,331
                                                                                      -------------     ------------
         Total current unearned revenue                                                   4,540,548        3,096,217
         Noncurrent unearned service revenue                                              1,953,222          730,314
                                                                                      -------------     ------------
                                                                                      $   6,493,770     $  3,826,531
                                                                                      =============     ============

7.  INCOME TAXES:

Income tax expense is based on pretax financial accounting income. Deferred income taxes are computed using the liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities.

The income tax provision for the years ending October 31, 1999, 1998 and 1997, consists of the following:

                                                                        1999              1998              1997
                                                                   -------------      -------------     ------------

     Current provision - federal                                   $   2,176,000      $   1,584,000     $  1,199,110
     Deferred provision (benefit) - federal                               76,000            (77,000)          (9,110)
     State income taxes                                                  498,000            348,000             --
                                                                   -------------      -------------     ------------
           Total provision                                         $   2,750,000      $   1,855,000     $  1,190,000
                                                                   =============      =============     ============

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

                                                                                               Year Ended
                                                                                               October 31,
                                                                                       --------------------------
                                                                                       1999       1998       1997
                                                                                       ----       ----       ----

         Statutory rate                                                                  34%        34%        34%
         State income taxes                                                               7%         7%         0%
         Other                                                                           (2)%       (3)%        2%
                                                                                       ----       ----       ----
         Effective rate                                                                  39%        38%        36%
                                                                                       ====       ====       ====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31 are presented below:

                                                                                          1999              1998
                                                                                      ------------      -----------
  Deferred tax assets:
     Prepaid service contracts                                                        $    503,983      $   347,322
     Nondeductible reserves                                                                423,069          315,585
     Unamortized cost of service contracts                                                 102,094             --
     Other                                                                                  33,124           35,078
                                                                                      ------------      -----------
       Total deferred tax asset                                                          1,062,270          697,985
                                                                                      ------------      -----------
  Deferred tax liabilities:
     Tax income to be recognized on sales-type lease contracts                             802,581          250,479
     Unamortized capitalized software development costs                                    220,798          222,826
     Unamortized cost of long distance and service contracts                                66,320          175,974
                                                                                      ------------      -----------
       Total deferred tax liability                                                      1,089,699          649,279
                                                                                      ------------      -----------
       Net deferred tax asset (liability)                                             $    (27,429)     $    48,706
                                                                                      ============      ===========

8.  CREDIT AGREEMENTS:

Until November 30, 1999, the Company had maintained a $1,000,000 revolving line of credit with its bank. No advances had ever been made under the line of credit. Concurrent with the closing of the acquisition of U.S. Technologies Systems, Inc. on November 30, 1999, the Company entered into a $40 million credit facility with a new bank. This credit facility is more fully described in
Note 17 to these financial statements.

9.  PURCHASED SERVICE AND LONG DISTANCE CONTRACTS:

In September 1998, the Company purchased substantially all of the Hitachi PBX service contracts from Williams Communications Solutions, LLC (WCS) for $1,533,000. The Company took responsibility for the 94 service contracts and 9 warranty customers between October 15, 1998 and December 1, 1998 based on a predetermined schedule. The Company amortized the purchase price over the estimated useful life of the contracts which was approximately one year. In addition to the service contracts, the Company also purchased WCS' spare parts inventory.

In April 1997, the Company purchased existing long distance contracts at 71 hotels for $1,108,000 from its marketing alliance partner in the long-distance services business, Americom Communications Services, Inc. (Americom). The purchase price included a payment for the contracts of $1,024,000, which has been capitalized, and reimbursement of certain equipment fees on installed equipment. The capitalized costs are being amortized ratably over the estimated future life of the contracts.

10.  STOCK OPTIONS:

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

                                                                                           Outstanding Options
                                                                                           -------------------
                                                                                                     Price Per
                                                                                           Number      Share
                                                                                           ------     --------

         Balance, October 31, 1997                                                        190,670       $.50-3.28
         Granted                                                                           80,000       $8.75
         Exercised                                                                        (97,998)      $.50-3.28
                                                                                        ---------
         Balance, October 31, 1998                                                        172,672       $.50-8.75
         Exercised                                                                         (4,134)      $3.28-8.75
                                                                                        ---------
         Balance, October 31, 1999                                                        168,538       $.50-8.75
                                                                                        =========

At October 31, 1999 and 1998, options to purchase 115,196 and 81,000 shares, respectively, are exercisable.

The Company has also granted options outside the Plan to certain officers and directors. These options generally expire ten years from the date of grant and are exercisable over the period stated in each option. The table below presents information regarding options granted outside the Plan.

                                                                                          Outstanding Options
                                                                                          --------------------
                                                                                                     Price Per
                                                                                          Number        Share
                                                                                          ------      --------

         Balance, October 31, 1997                                                         920,000      $.50-.77
         Exercised                                                                         (60,000)     $.50
                                                                                       -----------
         Balance, October 31, 1998                                                         860,000      $.50-.77
         Exercised                                                                         (60,000)     $.50
         Granted                                                                           400,000      $11.88
                                                                                       -----------
         Balance, October 31, 1999                                                       1,200,000      $.50-11.88
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

                                                                                 For the Year Ended
                                                                                      October 31,
                                                                   ------------------------------------------------
                                                                        1999              1998              1997
                                                                    ------------      ------------     ------------
NET INCOME:
   As reported                                                      $  4,282,856      $  3,052,700     $  2,140,310
   Pro forma                                                        $  4,088,298      $  2,945,408     $  2,122,572

EARNINGS PER SHARE:
   As reported - Basic                                              $       1.07      $        .75     $        .53
   As reported - Diluted                                            $        .93      $        .65     $        .45

   Pro forma - Basic                                                $       1.02      $        .73     $        .53
   Pro forma - Diluted                                              $        .88      $        .63     $        .45

The fair value of the options granted was estimated at the date of grant using the Modified Black-Scholes European pricing model with the following assumptions: risk free interest rate (5.38% to 5.85%), dividend yield (0.00%), expected volatility (81.81% to 107.47%), and expected life (6 years).

11.  EARNINGS PER SHARE:

The Company adopted Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," effective December 31, 1997, and all earnings per share amounts disclosed herein have been calculated under the provisions of SFAS
128. All basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reported period. A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                                      For the Year Ended October 31, 1999
                                                              ---------------------------------------------------
                                                                  Income                Shares          Per-Share
                                                                (Numerator)         (Denominator)         Amount
                                                              -------------         -------------       ---------
   Basic EPS
     Net income                                                $  4,282,856            4,010,624           $1.07
                                                               ============                                =====
     Dilutive effect of stock options                                                    616,597

   Diluted EPS                                                                       -----------
     Net income                                                $  4,282,856            4,627,221           $ .93
                                                               ============          ===========           =====



                                                                      For the Year Ended October 31, 1998
                                                              ---------------------------------------------------
                                                                  Income                Shares          Per-Share
                                                                (Numerator)         (Denominator)         Amount
                                                              -------------         -------------       ---------
   Basic EPS
     Net income                                                $  3,052,700            4,059,966           $ .75
                                                               ============                                =====
     Dilutive effect of stock options                                                    625,114

   Diluted EPS                                                                       -----------
     Net income                                                $  3,052,700            4,685,080           $ .65
                                                               ============          ===========           =====



                                                                      For the Year Ended October 31, 1997
                                                              ---------------------------------------------------
                                                                  Income                Shares          Per-Share
                                                                (Numerator)         (Denominator)         Amount
                                                              -------------         -------------       ---------
   Basic EPS
     Net income                                                $  2,140,310            4,012,510           $ .53
                                                               ============                                =====
     Dilutive effect of stock options                                                    717,978

   Diluted EPS                                                                       -----------
     Net income                                                $  2,140,310            4,730,488           $ .45
                                                               ============          ===========           =====

12.  COMMITMENTS:

Minimum future annual payments to be received and paid under various leases are as follows:

                                                                                       Sales-Type
                                                                                      Lease Payments      Operating
         October 31,                                                                    Receivable          Leases
                                                                                      -------------       ----------

             2000                                                                     $   3,181,647       $   68,466
             2001                                                                         2,705,244           51,303
             2002                                                                         1,507,979           43,804
             2003                                                                           157,458           14,727
             2004                                                                            80,713             --
                                                                                      -------------       ----------

                                                                                          7,633,041       $  178,300
                                                                                                          ==========
         Less-Imputed interest                                                            1,212,157
                                                                                      -------------
         Present value of minimum payments                                            $   6,420,884
                                                                                      =============

The Company incurred operating lease costs of approximately $220,000 and $264,000 in 1999 and 1998, respectively.

On October 30, 1997, the Company's Board of Directors adopted a stock buy-back program in which management was authorized to spend up to one-third of net income for fiscal 1997 and for each subsequent fiscal quarter thereafter until the program is terminated. During fiscal 1999, the percentage of each quarter's net income allocated to the buy-back program was increased to one-half plus a one-time allocation of $500,000. During fiscal 1998, the Company purchased 149,600 shares at an average price of $9.95. During fiscal 1999, the Company purchased 130,300 shares at an average price of $8.89. While the buy-back program remains in place, the Company has not repurchased any shares since its announced expansion plans. In addition, the Company's new credit agreement (See notes 8 and 17) places limits on the amount of shares that could be repurchased under the buy-back plan.

13.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

Marriott International/Marriott Host ("Marriott") is a major customer of the Company. The Company has systems installed at various Marriott owned or managed hotels under the brands "Marriott," "Residence Inn by Marriott," "Courtyard by Marriott," and "Fairfield Inn by Marriott." Revenues from Marriott represented 14 percent and 22 percent of the Company's revenues for the years ended October 31, 1999 and 1998, respectively. Marriott has been a major customer of the Company since 1986 and management considers its relationship with Marriott to be good. However, the loss of Marriott as a customer would have a material adverse effect on the Company's operating results and financial condition.

During fiscal 1998, revenues earned from Starwood Hotels and Resorts and from Prime Hospitality were 11 percent and 10 percent, respectively. Both of these companies are relatively new customers to the Company. The Company considers its relationship with both to be good.

The Company's products are designed and marketed to meet the specific telecommunications needs of the lodging industry and the Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions which, in turn, may impact the Company's overall credit risk. However, because the Company's products are essential, revenue-producing assets of the customer and because the ultimate credit risk typically rests with the individual hotel where the equipment is installed, management considers the Company's credit risk to be satisfactorily diversified and that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 1999 and 1998.

14.  EMPLOYMENT AGREEMENTS:

During fiscal 1997, the Company's Board of Directors adopted a bonus plan for certain officers of the Company. Under the plan, annual bonuses are earned based upon after-tax net income. In addition, the Chief Executive Officer and President are eligible for a quarterly bonus based upon after-tax net income, subject to a maximum of $10,000 per quarter. In accordance with an employment agreement, the Company's Vice President of Marketing and Sales earns an annual salary, commissions and bonuses. Commissions and bonuses earned under the agreement are based on total net revenues and the increase, if any, in annual net revenues.

Bonuses, commissions and other payments earned under such agreements were $1,114,000, $793,000, and $608,000 for the years ending October 31, 1999, 1998, and 1997, respectively.

In conjunction with the Company's expansion beyond the lodging market, the Board of Directors adopted a new bonus plan for fiscal year 2000 that includes the executive management team and other key employees. The bonus plan provides for an annual bonus to be paid to eligible employees if a specified growth rate in EPS is achieved. An additional bonus pool is created equal to one-third of pre-tax net income once the specified growth rate is achieved. The required growth rate in EPS needed to earn any bonuses in fiscal 2000 is 25%.

15.  CONTINGENCY:

The matter of Associated Business Telephone Systems, Inc., plaintiff, vs. XETA Corporation, defendant and third-party plaintiff, vs. D&P Investments, Inc., third party defendant, filed in June, 1995, is still pending before the United States District Court for the Northern District of Oklahoma. This matter arises from a 1986 distributor's agreement between the Company and D&P, pursuant to which the Company sold call accounting systems to D&P for resale, and a maintenance agreement between the Company and ABTS pursuant to which the Company furnished maintenance services for such systems. After having some of its claims dismissed by the Court, ABTS' remaining claims are based on breach of contract and tortious interference with certain customer relationships. The stated amount of damages sought by ABTS in this matter is approximately $809,000. The Company seeks in excess of $3 million in damages in its counterclaims against ABTS and third-party claims against D&P. In November, 1999, during a pretrial conference, ABTS and D&P disclosed to the Court that both of these companies had been dissolved during the pendency of this litigation, without notice to the Company. In view of this fact, and following ABTS' and D&P's failure to provide certain financial information to the Company as ordered by the Court, the Court postponed trial in this matter and granted the Company the right to conduct discovery into the financial affairs of ABTS, D&P and ABTS' related companies. The Company is currently conducting such discovery. The Company has also filed a motion to dismiss ABTS' and D&P's claims for their continued failure to disclose certain other documents requested in 1997. The Company intends to continue to vigorously defend ABTS' claims against it and to pursue all of its counterclaims and third-party claims against ABTS and D&P.

Since 1994, the Company has been monitoring numerous patent infringement lawsuits filed by Phonometrics, Inc., a Florida company, against certain telecommunications equipment manufacturers and hotels who use such equipment. While the Company has not been named as a defendant in any of these cases, several of its call accounting customers are named defendants. These customers have notified the Company that they seek indemnification under the terms of their contracts with the Company. However, because there are other equipment vendors implicated along with the Company in the cases filed against its customers, the Company has never assumed the outright defense of its customers in any of these actions. Phonometrics seeks damages of an unspecified amount, based upon a reasonable royalty of the hotels' profits derived from use of the allegedly infringing equipment during a period commencing six years prior to the filing of such lawsuit and ending October 30, 1990.

All of the cases filed by Phonometrics against the Company's customers were originally filed in, or transferred to, the United States District Court for the Southern District of Florida. On October 26th, 1998 the Florida Court dismissed all of the cases filed against the hotels, following an appellate court's final determination in Phonometrics' case against Northern Telecom that there was no infringement of Phonometrics' patent. In its order dismissing Phonometrics' complaints, the Florida court noted that Phonometrics failed to allege that the hotels' call accounting equipment displays cumulative costs in real time as they accrue, and displays these costs on a visual digital display, both of which are necessary to establish infringement of Phonometrics' patent. Neither of these elements are present in the Company's systems. On November 13, 1998, Phonometrics filed an appeal of the Florida court's order dismissing these cases, with the United States Court of Appeals for the Federal Circuit. The parties have filed briefs in this matter and the case is now pending before the Appeals Court.

In the opinion of management, the ultimate outcome of these cases will not result in an amount that is material to the October 31, 1999 balance sheet or the results of its operations.

16.  RETIREMENT PLAN:

The Company began a 401(k) retirement plan ("Plan") on November 1, 1994. In addition to employee contributions, the Company makes discretionary matching and nonelective contributions to the Plan based on percentages set by the Board of Directors. Contributions made by the Company to the Plan were $167,689, $160,000 and $129,000 for the years ending October 31, 1999, 1998 and 1997, respectively.

17.  SUBSEQUENT EVENT:

On November 30, 1999, the Company successfully completed the acquisition of U.S. Technologies Systems, Inc.("USTI"), a Missouri corporation. The Company purchased all of the outstanding common stock of USTI for $26 million in cash plus 150,000 shares of XETA common stock. At closing, the Company paid the sellers $23 million in cash plus the Xeta shares according to the terms and conditions of each of the purchase agreements which were negotiated separately with the sellers. The remaining $3 million will be paid during the first two years after closing pending satisfaction of the applicable earn-out provisions. The transaction will be accounted for using the purchase method of accounting and the associated goodwill will be amortized over 20 years.

Financing for the acquisition was provided through a recently established $40 million credit facility with a bank. The $23 million paid at closing was funded with a 5-year term loan. Of the remaining $17 million, $12 million is available for future acquisitions and $5 million is available for working capital under a revolving credit agreement. Interest on all the funded portions of the facility accrues at a base rate plus a margin that is determined from time to time based on the Company's debt/EBITDA ratio, as defined in the credit agreement. The base interest rate is the bank's prime rate or LIBOR, as chosen by the Company. The Company also pays a quarterly commitment fee on the unused portion of facility. At December 10, 1999, the interest rate on the term loan was 8.48%. No amounts had been drawn on the remaining portions of the credit facility.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following quarterly financial data has been prepared from the financial records of the Company without an audit, and reflects all adjustments which, in the opinion of management, were of a normal, recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented.

                                                               For the Fiscal Year Ended October 31, 1999
                                                    -------------------------------------------------------------
                                                                             Quarter Ended
                                                    -------------------------------------------------------------
                                                     January 31,        April 30,        July 31,     October 31,
                                                         1999              1999            1999           1999
                                                    -------------      -----------     -----------    -----------
                                                                  (in thousands, except per share data)

Net sales                                           $     7,046        $     9,241     $     9,789    $    11,187
Gross profit                                              2,749              3,595           3,601          4,045
Operating income                                          1,160              1,764           1,653          1,791
Net income                                                  797              1,156           1,111          1,219
Basic EPS                                           $      0.19        $      0.29     $      0.28    $      0.31
Diluted EPS                                         $      0.17        $      0.25     $      0.24    $      0.27


                                                               For the Fiscal Year Ended October 31, 1998
                                                    -------------------------------------------------------------
                                                                             Quarter Ended
                                                    -------------------------------------------------------------
                                                     January 31,        April 30,        July 31,     October 31,
                                                         1998              1998            1998           1998
                                                    -------------      -----------     -----------    -----------
                                                                  (in thousands, except per share data)

Net sales                                           $     5,051        $     6,566     $     7,182    $     6,648
Gross profit                                              1,976              2,396           2,359          2,264
Operating income                                            919              1,091           1,112          1,115
Net income                                                  691                783             806            773
Basic EPS                                           $      0.17        $      0.19     $      0.20    $      0.19
Diluted EPS                                         $      0.15        $      0.17     $      0.17    $      0.16

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The directors, executive officers and significant employees of the Company are set forth below. All officers and members of the Board of Directors serve for a term of one year or until their successors are duly elected and qualified. Directors may be removed by holders of 66 2/3% of the Company's outstanding voting shares.


                  NAME                                  AGE            POSITION
                  ----                                  ---            --------

         Jack R. Ingram                                 56             Chief Executive Officer and Chairman of the
                                                                           Board
         Jon A. Wiese                                   43             President
         Robert B. Wagner                               38             Vice President of Finance, Chief Financial
                                                                           Officer, Treasurer, Secretary and
                                                                           Director
         Donald E. Reigel                               45             Vice President of Sales, Hospitality Division
         Mark A. Martin                                 39             Vice President of Sales, Commercial Channel
                                                                           Division
         Tom R. Crofford                                48             Vice President of Engineering
         Charles H. Rowland                             58             Vice President of Manufacturing
         Thomas A. Luce                                 43             Vice President of Service
         Ron B. Barber                                  45             Director
         Donald T. Duke                                 50             Director
         Dr. Robert D. Hisrich                          55             Director
         Ronald L. Siegenthaler                         56             Director

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

     MR. WIESE joined the Company on August 2, 1999 as President. Mr. Wiese was employed by Lucent since 1989 and held various executive offices since 1990, including President and Corporate Officer of Lucent's International Division based in Brussels. From 1997 until taking the position with the Company, he served as Vice President and Corporate Officer at Lucent and was responsible for its USA sales and service division where he had full P&L responsibility and managed twelve Vice Presidents and 17,000 Lucent employees. His functional responsibilities in this division included marketing, sales, service, human resources, finance, information technology, and order and asset management. Mr. Wiese holds a Bachelor of Science degree in finance and a Master of Business Administration degree in marketing from Oklahoma State University. He is also a 1994 graduate of the Cultural Transformation Program at the London School of Business.

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

     MR. MARTIN joined the Company in November, 1999 in conjunction with the Company's acquisition of USTI. He. co-founded USTI in 1986 and continually served in different executive positions with USTI, including President, CEO and Chairman of the Board, until USTI was acquired by the Company. Mr. Martin holds a Bachelor of Science Degree in Business Administration from St. Louis University.

     MR. CROFFORD joined the Company in October 1982 as a design engineer and has been its Vice President of Engineering since January 1988. Mr. Crofford has worked in the field of computer engineering since 1977. He is a member of the Institute of Electrical and Electronics Engineers.

     MR. ROWLAND joined the Company in December 1982 as Production Manager and was promoted to Vice President of Manufacturing in January 1984. Mr. Rowland has more than 20 years electronic manufacturing experience, including production testing, assembly line layout and production control management.

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

     MR. SIEGENTHALER has been a director of the Company since its incorporation. He also served as its Executive Vice President from July 1990 until March, 1999. Since 1974, through SEDCO Investments, a partnership in which Mr. Siegenthaler is a partner, and as an individual, Mr. Siegenthaler has been involved as partner, shareholder, officer, director, or sole proprietor of a number of business entities with significant involvement in fabrication and marketing of steel, steel products and other raw material, real estate, oil and gas, and telecommunications. Mr. Siegenthaler received his Bachelor's Degree in Liberal Arts from Oklahoma State University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and written representations made to the Company by its directors and officers and by certain beneficial owners of more than ten percent of its Common Stock, the Company knows of no director, officer, or beneficial owner of more than ten percent of the Company's Common Stock who has failed to file on a timely basis reports of beneficial ownership of the Company's Common Stock as required by Section 16(a) of the Securities Exchange Act of 1934, as amended.


ITEM 11. EXECUTIVE COMPENSATION.

     That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 2000 and to be used in connection with the Company's Annual Meeting of Shareholders to be held April 11, 2000 is hereby incorporated by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     That portion of the Company's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 2000 and to be used in connection with the Company's Annual Meeting of Shareholders to be held April 11, 2000 is hereby incorporated by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     That portion of the Company's definitive Proxy Statement appearing under the caption "Related Transactions," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 2000 and to be used in connection with the Company's Annual Meeting of Shareholders to be held April 11, 2000 is hereby incorporated by reference.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  (1)   Financial Statements - See Index to Financial Statements at
                Page 18 of this Form 10-K.

          (2)   Financial Statement Schedule - None.

          (3)   Exhibits - See Exhibit Index at Page 23 of this Form 10-K.

     (b) The Company filed no report on Form 8-K during the last quarter of the fiscal year ended October 31, 1999.

     (c)  See Exhibit Index at Page 23 of this Form 10-K.

     (d)  See Index to Financial Statements at Page 18 of this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  XETA CORPORATION


JANUARY 27, 2000                  BY:  /s/ Jack R. Ingram
                                     ------------------------------------------
                                     JACK R. INGRAM, CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


JANUARY 27, 2000                       /s/ Jack R. Ingram
                                     ------------------------------------------
                                     JACK R. INGRAM, CHIEF EXECUTIVE OFFICER AND
                                        DIRECTOR


JANUARY 27, 2000                       /s/ Jon A. Wiese
                                     ------------------------------------------
                                     JON A. WIESE, PRESIDENT


JANUARY 27, 2000                       /s/ Robert B. Wagner
                                    -------------------------------------------
                                    ROBERT B. WAGNER, VICE PRESIDENT OF FINANCE,
                                        CHIEF FINANCIAL OFFICER, AND DIRECTOR


JANUARY 27, 2000                       /s/ Donald T. Duke
                                    -------------------------------------------
                                    DONALD T. DUKE, DIRECTOR


JANUARY 27, 2000                       /s/ Ronald L. Siegenthaler
                                    -------------------------------------------
                                    RONALD L. SIEGENTHALER, DIRECTOR

                                  EXHIBIT INDEX

SEC No.                       Description
-------                       -----------

(2)  PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
     SUCCESSION -


     2.1 Stock Purchase Agreement dated as of August 1, 1999, between Mark A. Martin, individually, and Mark A. Martin, Trustee under Living Trust of Mark A. Martin dated April 4, 1994, and XETA Corporation -Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).

     2.2  Stock Purchase Agreement dated as of August 1, 1999, between Lawrence
          J. Hopp, individually, and Lawrence J. Hopp, Trustee under Living Trust of Lawrence J. Hopp dated October 13, 1994, and XETA Corporation -Incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).

     (3) (i) ARTICLES OF INCORPORATION - Amended and Restated Certificate of Incorporation of the Registrant -- Incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant's Registration Statement on Form S-1, filed on June 17, 1987 (File No. 33-7841).

          Amendment No. 1 to Amended and Restated Certificate of Incorporation -- Incorporated by reference to Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed on July 28, 1999 (File No. 33-62173).

          (ii) BYLAWS - Amended and Restated Bylaws of the Registrant, First Amendment and Second Amendment - Incorporated by reference to Exhibit 3(ii) to the Registrant's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1994, filed on January 30, 1995 (File No. 0-16231).

          Third Amendment to Amended and Restated Bylaws - Incorporated by reference to Exhibit 4.4 to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed on July 28, 1999 (File No. 33-62173).

     (4)  INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES
          - None other than the Amended and Restated Certificate of Corporation of the Registrant, as amended, and Amended and Restated Bylaws of the Registrant, as amended, as identified in Exhibit 3(i) and 3(ii) to this report.

     (9)  VOTING TRUST AGREEMENT - None.

     (10) MATERIAL CONTRACTS -

          10.1 HCX 5000(R) Authorized Distributor Agreement dated ApriL 1, 1998 between Hitachi Telecom (USA), Inc. and XETA
               Corporation--Incorporated by reference to Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended April 30, 1998, filed on June 15, 1998 (File No. 0-16231).

          10.2 Asset Purchase Agreement dated September 18, 1998 between Williams Communications Solutions, LLC and XETA
               Corporation-Incorporated by reference to Exhibit (2) to the Registrant's Form 8-K, filed on October 2, 1998 (File No. 0-16231).

          10.3 Dealer Agreement Among Lucent Technologies, Inc.; Distributor, Inacom Communications, Inc.; and XETA Corporation for Business Communications Systems-Incorporated by reference to Exhibit 10.1 to the Registrant's Form

          10-Q for the quarter ended April 30, 1999, filed on June 11, 1999 (File No. 0-16231).

          10.4 Stock Purchase Option dated June 17, 1999 granted to Jon A. Wiese Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended July 31, 1999, filed on September 14, 1999 (File No. 0-16231).

          10.5 Credit Agreement dated as of November 30, 1999 among XETA Corporation, the Lenders, the Agent and the Arranger--Incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 16231).

          10.6 Real Estate Mortgage on the Registrant's Broken Arrow, Oklahoma property-Incorporated by reference to Exhibit 2.5 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).

          10.7 Pledge and Security Agreement relating to November 30, 1999 Credit Agreement - Incorporated by reference to Exhibit 2.4 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).

          10.8 Subsidiary Guaranty by U.S. Technologies Systems, Inc. of November 30, 1999 Credit facility - Incorporated by reference to
               Exhibit 2.6 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).

     (11) STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS - Inapplicable.

     (12) STATEMENT RE: COMPUTATION OF RATIOS - Inapplicable.

     (13) ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT TO SECURITY HOLDERS - Inapplicable.

     (18) LETTER RE: CHANGE IN ACCOUNTING PRINCIPLES - Inapplicable.

     (21) SUBSIDIARIES OF THE REGISTRANT

     (22) PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS - None.

     (23) CONSENTS OF EXPERTS AND COUNSEL

          23.1 Consent of Arthur Anderson LLP

     (24) POWER OF ATTORNEY - None.

     (27) FINANCIAL DATA SCHEDULE

     (99) ADDITIONAL EXHIBITS - None.