Form 10-Q
period 2000-01-31
XETA CORP
filed 2000-03-16
CIK 742550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended January 31, 2000

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-16231


                             XETA Corporation
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



            Oklahoma                                      73-1130045
            --------                                      ----------
(State or other jurisdiction of                        (I.R.S. Employer
-------------------------------                        ----------------
incorporation or organization)                       Identification No.)

    1814 W. Tacoma, Broken Arrow, OK                      74012-1406
    --------------------------------                      ----------
   (Address of principal executive offices)               (Zip Code)

                                  918-664-8200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

                         Yes  X         No
                             ---            ---

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                      Outstanding at March 1, 2000
--------------------------------        ----------------------------
Common Stock, $.05 par value                        4,145,774

                          PART I. FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS

          Consolidated Balance Sheets - January 31, 2000 and October 31, 1999

          Consolidated Statements of Operations - For the Three months ended
           January 31, 2000 and 1999

          Consolidated Statement of Shareholder's Equity - November 1, 1999
           through January 31, 2000

          Consolidated Statements of Cash Flows - For the Three months ended
           January 31, 2000 and 1999

          Notes to Consolidated Financial Statements

                                XETA CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS


                                                     January 31, 2000   October 31,1999
                                                     ----------------   ---------------
                                                       (Unaudited)
Current Assets:
  Cash and cash equivalents                           $       563,210   $     4,556,212
  Current portion of net investment in
    sales-type leases                                       2,734,665         2,577,141
  Trade accounts receivable, net                           22,527,383         4,432,647
  Inventories, net                                          6,654,457         3,733,306
  Deferred tax asset, net                                     983,624           622,595
  Prepaid expenses and other assets                           383,466           261,024
                                                      ---------------   ---------------
    Total current assets                                   33,846,805        16,182,925
                                                      ---------------   ---------------

Noncurrent Assets:
  Goodwill, net of amortization                            20,386,546                --
  Net investment in sales-type leases,
    less current portion above                              3,696,476         3,843,743
  Purchased service and long distance contracts,
   net                                                             --           394,230
  Property, plant & equipment, net                          4,492,179         3,942,540
  Capitalized software production costs, net of
    accumulated amortization of $603,066 & $573,066           647,955           649,406
  Other assets                                                379,467           303,633
                                                      ---------------   ---------------
    Total noncurrent assets                                29,602,623         9,133,552
                                                      ---------------   ---------------

    Total assets                                      $    63,449,428   $    25,316,477
                                                      ===============   ===============


                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                   $     4,600,000   $            --
  Accounts payable                                          9,316,721         2,126,654
  Unearned revenue                                          4,396,060         4,540,548
  Accrued liabilities                                       2,197,162         1,494,737
  Accrued federal and state income taxes                      946,311                --
                                                      ---------------   ---------------
    Total current liabilities                              21,456,254         8,161,939
                                                      ---------------   ---------------

Noncurrent liabilities:
  Long-term debt, less current portion above               20,633,333                --
  Unearned service revenue                                  1,827,929         1,953,222
  Noncurrent deferred tax liability, net                       43,535           650,024
                                                      ---------------   ---------------
                                                           22,504,797         2,603,246
                                                      ---------------   ---------------

Commitments

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                            --                --
  Common stock; $.05 par value; 10,000,000
   shares authorized, 4,137,074 and 3,977,308
   issued at January 31, 2000 and October
   31, 1999, respectively                                     232,323           231,835
  Paid-in capital                                           8,128,487         5,373,855
  Retained earnings                                        13,372,226        11,851,761
  Less treasury stock, at cost                             (2,244,659)       (2,906,159)
                                                      ---------------   ---------------
   Total shareholders' equity                              19,488,377        14,551,292
                                                      ---------------   ---------------
   Total liabilities & shareholders' equity           $    63,449,428   $    25,316,477
                                                      ===============   ===============


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For the Three Months
                                                Ended January 31,
                                              2000            1999
                                          ------------    ------------
Commercial systems sales                  $  9,138,998    $         --
Lodging systems sales                        5,366,011       3,050,683
Installation and service revenues            6,045,018       3,995,599
                                          ------------    ------------
  Net sales and service revenues            20,550,027       7,046,282
                                          ------------    ------------

Cost of commercial systems                   6,513,865              --
Cost of lodging systems                      3,389,274       1,773,881
Installation and services costs              4,386,834       2,523,141
                                          ------------    ------------
  Total cost of sales and service           14,289,973       4,297,022
                                          ------------    ------------

    Gross profit                             6,260,054       2,749,260
                                          ------------    ------------

Operating expenses:
  Selling, general and administrative        2,829,944       1,008,599
  Engineering, research and development        182,614         102,634
  Amortization                                 623,630         478,095
                                          ------------    ------------
      Total operating expenses               3,636,188       1,589,328
                                          ------------    ------------

Income from operations                       2,623,866       1,159,932

  Interest expense                            (366,000)             --
  Interest and other income                    244,599         147,607
                                          ------------    ------------
      Subtotal                                (121,401)        147,607

Income before provision for income
  taxes                                      2,502,465       1,307,539
Provision for income taxes                     982,000         511,000
                                          ------------    ------------

Net income                                $  1,520,465    $    796,539
                                          ============    ============


Earnings per share
  Basic                                   $       0.37    $       0.20
                                          ============    ============

  Diluted                                 $       0.31    $       0.17
                                          ============    ============


Weighted average shares outstanding          4,081,788       4,059,066
                                          ============    ============

Weighted average shares equivalents          4,908,228       4,633,920
                                          ============    ============


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    NOVEMBER 1, 1999 THROUGH January 31, 2000
                                   (Unaudited)


                                 Common Stock                     Treasury Stock
                           ---------------------------       --------------------------
                             Number of
                           Shares Issued                                                        Paid-in      Retained
                           & Outstanding     Par Value         Shares          Amount           Capital      Earnings
                           -------------     ---------         ------          ------           -------      --------
Balance -
 October 31, 1999           4,636,702         $231,835        659,394        $(2,906,159)       $5,373,855  $11,851,761

 Treasury Stock given
   in acquisition                   -                -        150,000)           661,500         2,638,500            -

Stock options exercised         9,766              488              -                  -            19,145            -

Tax benefit of stock
   Options                          -                -              -                  -            96,987            -

Net income                          -                -              -                  -                 -    1,520,465
                            ---------         --------        -------        -----------        ----------  -----------

Balance at January
   31, 2000                 4,646,468         $232,323        509,394        $ 2,244,659        $8,128,487  $13,372,226
                            =========         ========        =======        ===========        ==========  ===========


         The accompanying notes are an integral part of this statement.

                                XETA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                         For the Three Months
                                                                           Ended January 31,
                                                                       2000                1999
                                                                    ----------          ---------
Cash flows from operating activities:
   Net income ..............................................      $  1,520,465       $    796,539
                                                                    ----------          ---------
   Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Depreciation ..........................................           162,232             73,701
     Amortization ..........................................           623,630            478,095
     Gain on sale of assets ................................           (30,363)                --
     Provision for returns & doubtful accounts receivable...            31,000              9,000
     Provision for excess and obsolete inventory ...........            50,000                 --
   Change in assets and liabilities. net of acquisition:
      (Increase) in net investment In sales-type leases ....           (10,257)          (508,036)
      (Increase) decrease in trade receivables .............        (2,711,175)           595,187
      (Increase) decrease in inventories ...................         1,081,537           (322,977)
       Increase in deferred tax asset ......................           (48,082)           (19,659)
       Increase in prepaid expenses and other assets .......           (53,993)          (163,607)
       Increase (decrease) in accounts payable .............           579,155           (643,742)
       Increase decrease) in unearned revenue ..............        (2,048,433)           670,758
       Increase in accrued income taxes ....................         1,043,298            507,532
       Decrease in accrued liabilities .....................        (2,544,110)          (382,111)
       Decrease in deferred tax liabilities ................           (96,489)           (62,325)
                                                                    ----------          ---------
Total  adjustments .........................................        (3,972,051)           231,816
                                                                    ----------          ---------
           Net cash provided by (used in)
           operating activities ............................        (2,451,586)         1,028,355
                                                                    ----------          ---------
Cash flows from investing activities:
     Purchase of UST, net of cash acquired .................       (23,608,478)                --
     Additions to capitalized software .....................           (28,550)           (36,454)
     Additions to property, plant & equipment ..............          (201,828)          (817,308)
     Proceeds from sale of assets ..........................            44,472                 --
                                                                    ----------          ---------
           Net cash used in
              investing activities .........................       (23,794,384)          (853,762)
                                                                    ----------          ---------
Cash flows from financing activities:
     Proceeds from issuance of debt ........................        23,000,000                 --
     Principal payments on debt ............................          (766,667)                --
     Purchase of treasury stock ............................                --            (94,250)
     Exercise of stock options .............................            19,634             30,000
                                                                    ----------          ---------
           Net cash provided by (used in)
              financing activities .........................        22,252,968            (64,250)
                                                                    ----------          ---------
           Net increase (decrease) in cash and
              cash equivalents .............................        (3,993,002)           110,343

Cash and cash equivalents, beginning of period .............         4,556,212          3,238,210
                                                                     ---------          ---------
Cash and cash equivalents, end of period ...................      $    563,210       $  3,348,561
                                                                    ==========         ==========

Supplemental disclosure of cash flow information:
   Cash paid during the period for interest ................      $    218,588       $      7,101
   Cash paid during the period for income taxes ............      $     64,572       $     85,452
   Contingent consideration to be paid to UST shareholder...      $  3,000,000       $         --
   Contingent liabilities acquired in UST acquisition .......     $  2,000,000       $         --
   Treasury shares given in UST acquisition ................      $  3,300,000       $         --


        The accompanying notes are an integral part of these statements.

                                XETA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2000
                                   (Unaudited)



(1)  BASIS OF PRESENTATION

     The consolidated financial statements included herein include the accounts of XETA Corporation, doing business as XETA Technologies, and its wholly-owned subsidiaries, U.S. Technologies Systems, Inc. ("UST") and Xetacom, Inc. (the "Company" or "XETA"). Xetacom's operations have been insignificant to date. All significant intercompany accounts and transactions have been eliminated.

     The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest financial statements filed as part of the Company's Annual Report on Form 10-K, Commission File No. 0-16231. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments made were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of the Company's newly acquired subsidiary UST were only consolidated since December 1, 1999 and UST's operating results have historically been subject to significant seasonal fluctuations.

     These statements should be read in conjunction with the audited financial statements and notes thereto of XETA included in the Company's Annual Report on Form 10K, which was filed with the SEC on January 28, 2000 and additionally the Company's Form 8K-A filing on February 16, 2000 reflecting the proforma operating results of the Company, including UST.

(2)  ACQUISITION OF UST

     On November 30, 1999, the Company successfully completed the acquisition of UST, a Missouri Subchapter S corporation. The Company purchased all of the outstanding common stock of UST for $26 million in cash plus 150,000 shares of XETA common stock. At closing, the Company paid the sellers $23 million in cash plus the common stock according to the terms and conditions of each of the purchase agreements which were negotiated separately with the sellers. The remaining $3 million is subject to various hold-back provisions, $2 million of which can be satisfied through the achievement of certain growth targets with the remainder being held for two years as an indemnity against any breaches in the representations and warranties made by the owners in the sale documents. The transaction will be accounted for using the purchase method of accounting and the associated goodwill will be amortized over 20 years. The accompanying consolidated balance sheet as of January 31, 2000 includes preliminary allocations of the purchase price and is subject to final adjustment. The accompanying operating results represent the results of operations of the Company after consolidating UST's results from December 1, 1999 to January 31, 2000.

     The unaudited pro forma information presented below consists of statement of operations data as presented as if UST's results had been consolidated from the first day of the period reported.

                                     Three Months Ending January 31,
                                   -----------------------------------
                                         2000                 1999
                                   ---------------     ---------------
Revenues                           $    24,594,000     $    15,337,647
Net income                         $     1,927,947     $     1,000,532
Basic earnings per share           $           .47     $           .24
Diluted earnings per share         $           .39     $           .21


     Pro forma adjustments included in the amounts above primarily relate to increased amortization and interest expense, additional general and administrative expenses for increased compensation expense, and increased federal and state tax expense based on the combined operations. The calculation of basic and diluted earnings per share for the period ending January 31, 1999 assumes the issuance of 150,000 shares of common stock at the beginning of the period reflecting the stock issued to one of the sellers in the purchase transaction.

     With this acquisition, the Company significantly extended its market beyond its traditional boundries of the hospitality market. This expansion is part of the Company's strategy to grow outside the relatively small niche of the lodging industry and to be a part of the changes expected to occur in the telecommunications industry as voice and data networks converge onto one integrated platform.


(3)  CREDIT FACILITY

     Financing for the acquisition of UST was provided through a $40 million credit facility with a bank. The $23 million paid at closing was funded with a 5 year term loan. Of the remaining $17 million, $12 million is available for future acquisitions and $5 million is available for working capital under a revolving credit agreement. Interest on all the funded portions of the facility accrues at either a) the London Interbank Offered Rate (which was 5.731% at January 31, 2000 plus 1.5% to 2.5%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or b) the bank's prime rate (which was 8.5% at January 31, 2000) plus up to .75%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of
 .20% to .45% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The Company makes monthly payments on the term loan of $383,333. The term loan expires on November 30, 2004. Draws under the acquisition portion of the credit facility are converted annually into five year term loans, except during the third year of the facility in which any draws are converted into a four year term loan.

(4)  INVENTORIES

     The following are the components of inventories:

                                                              January 31,       October 31,
                                                                 2000               1999
                                                            -------------      -------------
                                                             (Unaudited)
Raw materials                                               $   1,227,435      $   1,268,635
Finished goods and spare parts                                  6,477,358          3,285,841
                                                            -------------      -------------
                                                                7,704,793          4,554,476

Less reserve for excess and
 obsolete inventory                                            (1,050,336)          (821,170)
                                                            -------------      -------------

                                                            $   6,654,457      $   3,733,306
                                                            =============      =============


(5)  PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following:


                                                             January 31,        October 31,
                                                                 2000              1999
                                                            -------------      -------------
                                                             (Unaudited)
Building                                                    $   2,468,925      $   2,397,954
                                                            -------------      -------------
Data processing & computer field equipment                      2,513,806          1,694,056
Land                                                              611,582            611,582
Office furniture                                                  666,598            486,535
Autos and Trucks                                                  113,553              9,486
Other                                                             385,513            308,726
                                                            -------------      -------------
                                                                6,759,977          5,508,339
Less accumulated depreciation                                  (2,267,798)        (1,565,799)
                                                            -------------      -------------
                                                            $   4,492,179      $   3,942,540
                                                            =============      =============


(6)  UNEARNED INCOME

     Unearned income consists of the following:

                                                              January 31,      October 31,
                                                                 2000              1999
                                                            -------------     -------------
                                                             (Unaudited)
Service contracts                                           $   1,382,367     $   1,575,385
Warranty service                                                1,501,548         1,363,187
Systems shipped, but not installed                                 46,344           123,729
Rebates due from vendors                                          539,940              --
Customer deposits                                                 829,160         1,349,405
Other deferred revenue                                             96,701           128,842
                                                            -------------     -------------
   Total current deferred revenue                               4,396,060         4,540,548

   Noncurrent unearned service revenues                         1,827,929         1,953,222
                                                            -------------     -------------
                                                            $   6,223,989     $   6,493,770
                                                            =============     =============

(7)  INCOME TAXES

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:



                                                              January 31,      October 31,
                                                                 2000              1999
                                                            -------------     -------------
                                                             (Unaudited)
Deferred tax assets:
         Nondeductible reserves                             $   1,311,529     $     423,069
         Prepaid service contracts                                492,807           503,983
         Unamortized cost of service contracts                     79,764           102,094
         Other                                                     54,834            33,124
                                                            -------------     -------------
            Total deferred tax asset                            1,938,934         1,062,270
                                                            -------------     -------------

Deferred tax liabilities:
         Tax income to be recognized on sales-type
           lease contracts                                        752,601           802,581
         Unamortized capitalized software
           development costs                                      220,305           220,798
         Unamortized cost of long distance and
           Service contracts                                         --              66,320
         Other                                                     25,939              --
                                                            -------------     -------------
            Total deferred tax liability                          998,845         1,089,699
                                                            -------------     -------------
Net deferred tax asset (liability)                          $     940,089     $     (27,429)
                                                            =============     =============



(8)  INTEREST AND OTHER INCOME

     Interest and other income recorded in the accompanying financial statements, consists primarily of interest income earned from sales-type leases and cash investments.


(9)  SUBSEQUENT EVENT

     On February 29, 2000, the Company completed the acquisition of the majority of the net assets of Advanced Communications Technologies, Inc. ("ACT"). The purchase price of the assets was book value plus $250,000 (estimated at $3.5 million in total). The Company made an initial payment of $3 million on February 29, 2000. A final true-up of the purchase price will be made within 60 days based on the final book value of ACT at February 29, 2000. Funding for the purchase price was provided by borrowings under the Company's credit facility.

(10) FOOTNOTES INCORPORATED BY REFERENCE

     Certain footnotes are applicable to the consolidated financial statements, but would be substantially unchanged from those presented in the Company's Annual Report on Form 10-K, Commission File No. 0-16231, filed with the Securities and Exchange Commission on January 28, 2000. Accordingly, reference should be made to those statements for the following:



Note            Description
----            -----------
 1              Business and summary of significant accounting policies
 2              Accounts receivable
 5              Accrued liabilities
 6              Income taxes
 9              Purchased Long Distance Contracts
10              Stock options
11              Earnings per share
12              Commitments
13              Major Customers and Concentration of Credit Risk
14              Employment Agreements
15              Contingency
16              Retirement plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The unaudited consolidated results for the quarter ending January 31, 2000 reflect the operations of XETA Corporation (the "Company" or "XETA") for the quarter and the operations of U.S. Technologies, Inc. from December 1, 1999 to January 31, 2000. For the quarter ending January 31, 2000, the Company reported net income of $1.520 million or $.31 per share (diluted) compared to net income of $797,000 or $.17 per share (diluted) for the first quarter of fiscal 1999, a 91% increase. Revenues were $20.550 million during the first quarter of fiscal 2000 compared to $7.046 million in the first quarter of fiscal 1999, a 192% increase.

The Company announced several significant developments since the end of fiscal 1999. On November 30, 1999, the Company closed on its previously announced acquisition of U.S. Technologies Systems, Inc. ("UST"). The purchase price paid for UST was $26 million in cash and 150,000 shares of XETA common stock. At the closing, the Company paid $23 million in cash plus the common stock. The remaining $3 million is subject to various hold-back provisions, $2 million of which can be satisfied through the achievement of certain growth targets with the remainder being held for two years as an indemnity against any breaches in the representations and warranties made by the owners in the sale documents. Financing for the acquisition was provided through a recently established $40 million credit facility which is more fully described under "Financial Condition" below.

On February 29, 2000, the Company successfully closed on the acquisition of Advanced Communication Technologies, Inc. ("ACT"). The Company purchased substantially all of the assets of ACT for book value plus $250,000. At the February 29th closing, the Company paid $3 million for the estimated book value of the assets as of January 31, 2000. A final true-up of the purchase price will be made within 60 days of the closing based on the final book value of the assets purchased as of February 29, 2000. The cash payment made at the closing was provided by funds from the Company's credit facility with its bank.

The acquisitions of UST and ACT are in conjunction with the Company's strategy to expand beyond the lodging market to become a nation-wide distribution channel proficient in both voice and data communications products to the commercial market. UST's operations are focused generally in the midsection of the U.S. while ACT's primary markets were in Washington and Oregon, with some presence in northern California. In addition, while significantly smaller and less profitable than UST, ACT has expertise in data and networking applications and has a strong service organization.

Also during the quarter, the Company announced a strategic partnership with Darwin Networks to offer high-speed Internet access to the lodging industry. Under the agreement, XETA is a sales agent for Darwin Networks to offer a packaged system which includes XETA's Linux-based Virtual XL call accounting system integrated with Darwin's Linux-based high-speed DSL Internet access ("HSIA") system. Guests staying at hotels with the XETA/Darwin system will be able to access the Internet at high speeds through a plug and play connection in each hotel room while still using the same telephone line for voice communications.

The Company also announced the hiring of Larry Patterson as Senior Vice President, Operations. Patterson, formerly of Exxon International, will be responsible for leading XETA's engineering, manufacturing, information technology, purchasing, warehousing, services and repair functions.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included elsewhere in this report on Form 10Q. Except for the historical information contained herein, the matters discussed in this quarterly report on Form 10Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities and Exchange Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief of current expectations of the Company and its management, statements regarding the future results of recent acquisitions, and the Company's gross margins. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors identified in the Company's Annual Report on Form 10K, which was filed on January 28, 2000 and those risk factors presented below in this report.

FINANCIAL CONDITION

During the first quarter of fiscal 2000, the Company's capital structure changed dramatically as a result of the establishment of the new credit facility and the acquisition of UST. During the quarter, cash balances declined $3.993 million consisting of cash used by operations of $2.452 million, cash provided by financing activities of $22.253 million and cash used in investing activities of $23.794 million.

Concurrent with the acquisition of UST, the Company established a $40 million credit facility with its new bank. The credit facility consists of a $23 million term loan which was used to purchase UST, a $12 million dollar acquisition facility available for additional acquisitions, and a $5 million revolving credit facility for working capital needs. See Note 3 of the Notes to Consolidated Financial Statements for a further description of the terms of the credit facility. The Company makes monthly payments on the term loan of $383,333. The term loan expires on November 30, 2004. Draws under the acquisition portion of the credit facility are converted annually into five year term loans, except during the third year of the facility in which any draws are converted into a four year term loan.

Management believes that it has sufficient credit capacity to pursue its growth strategy, including additional acquisitions. The evaluation of potential acquisition candidates is ongoing. These evaluations center on the target's cash flows, installation and service capabilities, geographic reach, and product mix. The purchase of some targets or the cumulative effect of purchasing several targets could require additional capital in excess of the credit facility currently in place. While no assurance can be given, management believes that a wide variety of capital resources are available including additional bank debt, subordinated debt, secondary equity offerings, and combinations of all of the above.

RESULTS OF OPERATIONS

With the expansion of the Company's strategy to market products and services beyond the lodging market, the Company is reporting its revenues from three major sources: sales of systems to the commercial market, sales of systems to the lodging market and installation and service activities derived from both markets.

Commercial Systems Sales. Sales of systems to the commercial market (defined as sales to non-lodging customers, primarily medium and large, multi-location businesses) were $9.139 million during the quarter. These revenues were derived from the operations of the Company's newly acquired subsidiary, UST, and represent sales from the date of the acquisition to January 31, 2000, or two months. On a pro forma basis, sales to the commercial market for the same two months in fiscal 1999 were $5.693 million. The 61% increase (on a pro forma basis) in revenues from the commercial market reflects continued market penetration into large, Fortune 500(R) accounts and increases in sales to the Federal government derived from UST's contract to provide Lucent products to agencies based in the eastern half of the U.S. Since late 1998, UST has been "partnering" with Lucent's direct sales force to sell and install communications systems (PBX's) to Lucent customers. Under these "partnering" arrangements, UST account executives work with Lucent National Account Managers ("NAM's") and Global Account Managers ("GAM's") to jointly serve Lucent customers. UST adds value to the Lucent NAM's and GAM's sales efforts by offering speed of installation and cost-effective installation of smaller, outbound systems that may be networked to larger, "home office" communications systems served by Lucent's direct sales and service force.


Lodging Systems Sales. Sales of lodging systems increased $2.3 million or 76% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. This increase consisted of increases in sales of PBX systems of $2.2 million or 112% and an increase in call accounting sales of $191,000 or 23%. The increase in sales of PBX systems reflects the market's continued acceptance of the Company's PBX product and service offering, including the acceptance of the Company's new Lucent product offering to the lodging sector. Sales of call accounting systems, primarily the Company's Virtual XL system continued strong through the end of calendar year 1999 reflecting the surge in orders for this new product in 1999. As expected, the backlog and current order rate for new call accounting systems has returned to historical levels. As discussed above, the Company has partnered with Darwin Networks to provide HSIA to the lodging industry. Under this arrangement, the Company will be selling call accounting systems and software to the hotel as part of a packaged system with Darwin. Additional revenues may be earned from usage fees and electronic commerce conducted by guests using the system. Included in lodging systems sales are $102,000 in revenues earned from the Company's long distance service offering. Contracts to provide this service, which were purchased in 1997, are now expiring and most of these contracts are not expected to be renewed by the customers. Therefore revenues from this product line are expected to decline throughout fiscal 2000.

Installation and Service Revenues. Revenues earned from installation and service revenues increased $2.049 million or 51% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. During the first quarter, the Company earned $596,000 in installation and service revenues from its recently acquired commercial division. The remaining increase of $1.453 million represented increases in installation and service revenues from the lodging division's activities. This increase was fueled by increases in service contract revenues as well as increases in revenues earned from wiring activities. The Company has experienced a significant increase in requests to provide turnkey installation services, including wiring the hotel for phone service for both new construction and retrofit applications. These wiring activities are typically performed at lower margins than the Company's other installation and service activities which has been a factor in the lowering of the overall margins earned on installation and service revenues. See further discussion under "Gross Margins" below.


Gross Margins. Total gross margins earned during the first quarter of fiscal 2000 were 30% compared to 39% in the first quarter of fiscal 1999. In general, the decline in total gross margins reflects the greater proportion of sales of PBX products and lower margins earned on installation and service activities.

Gross margins earned on commercial sales was 29% during the two months that the Company operated the commercial division, formerly UST. These margins are representative of the historical margins earned by UST in prior years. Gross margins earned on sales of systems to the lodging industry were 37% in the first quarter compared to 42% for the same quarter a year ago. This decline reflects the higher proportion of sales of PBX systems in the first quarter of 2000 compared to 1999. As discussed above, the Company enjoyed a surge in orders during 1999 for its Virtual XL system, which as a proprietary product, earns a higher margin than the Company's PBX product line. This trend is expected to continue during fiscal 2000, but could be offset somewhat by sales of systems under the newly announced HSIA project.

Gross margins earned on installation and service revenues declined from 37% in the first quarter of fiscal 1999 to 27% in the first quarter of fiscal 2000. This decline is due to several factors. First, as discussed above, customer demand for the Company to include wiring in its contracts has increased significantly. Competitively, wiring is a lower-margin business than the other service segments. However, management believes that it can increase the margins earned on this segment of its business by implementing new cost estimating procedures and by standardizing on fewer third party contractors. Second, the margins earned on commercial installation and service activities is lower than those traditionally earned by the Company's lodging division. Management was aware of this fact at the time it purchased UST, therefore the impact of commercial installation margins on the Company's overall margins was expected. The Company is working diligently to execute one of the synergistic aspects of the UST acquisition: to utilize XETA technicians to install commercial systems at higher margins rather than using third party contractors. Finally, the Company has not routinely increased its charges for service contracts and hourly services. Consequently, as the cost of labor, benefits and travel have increased, there has been increased pressure on the service margins. Management is evaluating several alternatives to relieve this pressure including initiatives to increase productivity and evaluating potential price increases. No assurance can be given, but management believes that margins earned on installation and service revenues can be increased from those experienced during the first quarter of fiscal 2000.

Operating Expenses. Total operating expenses increased $2.047 million or 129% in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. Excluding amortization expense, operating expenses during the first quarter of fiscal 2000 were 14.7%, as a percentage of revenues, compared to 15.8% in the first quarter of fiscal 1999. Management is pleased with the reduction in operating expenses as a percent of revenues and believes that it can continue to hold operating costs (as a percent of revenues) at or below fiscal 1999 levels.

Amortization expense between the two periods consists of different components and is therefore not comparable. The majority of amortization expense recorded in fiscal 1999 related to the amortization of the purchase price of the PBX service contracts purchased from Williams Communications Solutions in late 1998, while the majority of the amortization expense expected to be recorded in fiscal 2000 will be related to the acquisition of UST. Note however, that the Company did record additional amortization expense of $208,000 in the first quarter of fiscal 2000 to write-off the remainder of its investment in the long distance contracts purchased in fiscal 1997. See discussion regarding "Lodging Systems Sales" above.

Interest Expense. Interest expense consists of interest on the Company's term loan facility that was used to fund the acquisition of UST and other commitment fees due on the unused portion of the facility. Previous to the establishment of the credit facility in conjunction with the UST acquisition, the Company did not have any outstanding debt.

Interest and Other Income. Interest and other income increased $97,000 or 66% in the first quarter compared to the same period a year ago. This increase reflects increased interest income from Xetaplan sales-type receivables and some one-time other income earned during the quarter.

Tax Expense. The Company has recorded a combined federal and state tax provision of 39% of income before taxes in both periods being presented. This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

OUTLOOK AND RISK FACTORS

The following discussion is an update to the "Outlook and Risk Factors" discussed in the Company's Annual Report on Form 10K for the year ended October 31, 1999. The discussions in that report regarding "Growth Strategy and Acquisitions", "Dealer Agreements", "Dependence on Key Personnel and Recruiting", and the "U.S. Economy" are still considered current and should be given equal consideration to the matters discussed below.

Lucent Divestiture. On March 1, 2000, Lucent Technologies, Inc. announced that it would spin-off its PBX business (along with two other operating units) into a new company. The transaction will not be finalized until around September, 2000. However, the new company (as yet unnamed) will be operated by a new management team immediately. This portion of Lucent is the product source for the Company's PBX products sold through the commercial channel and partially through the lodging channel. Management believes that on balance, this is a good development for the Company. There are no changes in distribution strategy expected and no changes in products expected. While no assurance can be given, management does not expect Lucent's divestiture of its PBX business to have a material, negative impact on the Company's operating results.

Year 2000 Issues. Between the middle of 1997 and December 31, 1999, the Company spent considerable effort to assess the potential impact of the year 2000 ("Y2K") on its business. These actions included evaluating the Y2K readiness of its proprietary products, its distributed products as well as its internal systems. Based on those evaluations, the Company developed and implemented appropriate remedial procedures, including the notification of its customers as necessary, and took measured actions to prepare for potential unforeseen problems on and immediately after December 31, 1999. Like most businesses who had prepared diligently for Y2K, the Company experienced no significant problems with either its products or internal systems and none of its operations were interrupted in any way as a result of Y2K issues.

Pending Litigation. The Company is involved in two matters of pending litigation with a third matter recently dismissed. See "Legal Proceedings" under Part II below for a further discussion of this litigation. Item 3 of Part I has been omitted as inapplicable.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company did not use derivative financial instruments for speculative or trading purposes during the first quarter of fiscal 2000.

     Interest Rate Risk. The Company's cash equivalents, which consist of highly-liquid, short-term investments with an average maturity of less than 51 days, are subject to fluctuating interest rates. A hypothetical 10 percent change in such interest rates would not have a material effect upon the Company's consolidated results of operations or cash flows. On November 30, 1999, the Company established a $40 million credit facility (see Note 3 to the Consolidated Financial Statements for details of the Company's long-term debt). The Company is exposed to market risk from changes in interest rates related to this credit facility which is based upon either LIBOR or the bank's prime rate.

PART II. OTHER INFORMATION



Item 1. Legal Proceedings



     There have been no material developments in the matter of ASSOCIATED BUSINESS TELEPHONE SYSTEMS, INC., PLAINTIFF VS. XETA CORPORATION, DEFENDANT AND THIRD-PARTY PLAINTIFF, VS. D&P INVESTMENTS, INC., THIRD-PARTY DEFENDANT, since this case was last reported on in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 filed with the Commission on January 28, 2000.

     Regarding the PHONOMETRICS litigation, on February 9, 2000, the United States Court of Appeals entered a decision in Phonometrics' appeal of the Florida district court's order dismissing Phonometrics' claims against various hotels for failure to state a claim. The Court of Appeals ruled that as a matter of procedure, the liberal pleading standards of the Federal Rules of Procedure do not permit the dismissal of Phonometrics' complaint for failure to state a claim, and remanded the matter to the Florida district court for further proceedings. The Court of Appeals also ordered that each party bear its own costs of the appeal. In rendering its decision, which spoke to a purely procedural issue and not on the merits of Phonometrics' infringement claim, the Court of Appeals noted that it was aware of the long history of this case and that it "has great confidence in the district court's understanding of this case." The Company will continue to monitor the proceedings in these actions. A more detailed description of these cases is contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 filed with the Commission on January 28, 2000.

     The matter of ALLENDALE MUTUAL INSURANCE CO. V. XETA CORPORATION, HITACHI TELECOM (USA), INC., PUBLIC SERVICE COMPANY OF COLORADO, AT&T, US WEST LONG DISTANCE, INC., AND DOES 1-100, was dismissed by the United States District Court for the District of Colorado on January 14, 2000 following a settlement agreement entered into between the parties in November, 1999 for $40,000. This case involved the failure of a Hitachi PBX system located in a Marriott hotel in Denver, Colorado, for which XETA had assumed service responsibilities. As a result of the system failure, Marriott made a claim with the plaintiff, its insurance carrier, for property damage, business interruption and loss of revenue in the amount of $926,518.84. The plaintiff paid Marriott's claim, then filed this suit to recover said amount (plus attorney's fees and costs) from the defendants. The plaintiff alleged that the defendants were negligent in the manufacture, design, installation, inspection, service, supervision, and provision of materials, electric power, telephone service, and supplies in connection with the PBX system. Specifically with regard to the Company, the plaintiff's claims were based upon theories of gross negligence, breach of contract and product liability. In May, 1999, upon motion by the plaintiff, the Court dismissed all of the defendants except for the Company. The Company continued to vigorously defend its position that it was not responsible for the failure of the PBX system and, after conducting further discovery, the plaintiff agreed to settle its claims against the Company for $40,000. The settlement amount reflects the "nuisance value" the Company's insurance carrier was willing to pay to dispose of this matter in an expeditious fashion and does not constitute any admission of fault on the part of the Company.

Item 2. Changes in Securities and Use of Proceeds.

     On November 30, 1999, the Company issued 150,000 shares of its Common Stock, par value $.05 per share, to Mark A. Martin, a co-founder and former 50% owner of U.S. Technologies Systems, Inc. ("UST), as part of the purchase price paid by the Company to Mr. Martin to acquire 100% of the stock of UST from Mr. Martin and from UST's co-founder and former co-owner Lawrence J. Hopp. The stock was issued to Mr. Martin in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, in that the stock was issued in a privately-negotiated transaction and was not part of an overall plan of financing made available to the general public.

Items 3, 4 and 5 of Part II have been omitted because they are inapplicable or the responses thereto are negative.

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits - See the Exhibit Index at Page 21.

         (b) Reports on Form 8-K - The Company filed the following reports on Form 8-K during the quarter for which this Report on Form 10-Q is filed:

         Date of Report                    Description
         --------------         ------------------------------------

         November 10, 1999      Announcement of execution of Stock Purchase
                                Agreements for the purchase of U. S.
                                Technologies Systems, Inc. (Item 5).

         December 15, 1999      Acquisition of U. S. Technologies Systems, Inc.
                                (Item 2).

         December 29, 1999      Y2K readiness discussion (Item 5).

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    XETA CORPORATION
                                                    (Registrant)


Dated: March 15, 2000                               By: /s/ JACK R. INGRAM
                                                       -------------------------
                                                       Jack R. Ingram
                                                       Chief Executive Officer


Dated: March 15, 2000                               By: /s/ ROBERT B. WAGNER
                                                       -------------------------
                                                       Robert B. Wagner
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

SEC No.                            Description
-------                            -----------
     (4)          INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING
                  INDENTURES - None other than the Amended and Restated
                  Certificate of Corporation of the Registrant, as amended, and
                  Amended and Restated Bylaws of the Registrant, as amended, as identified in Exhibit 3(i) and 3(ii) to this report.

     (10)         MATERIAL CONTRACTS -

                  10.1     HCX 5000(R) Authorized Distributor Agreement dated
                           April 1, 1999 between Hitachi Telecom (USA), Inc. and
                           XETA Corporation--Incorporated by reference to
                           Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended April 30, 1998, filed on June 15, 1998
                           (File No. 0-16231).

                  10.2 Asset Purchase Agreement dated September 18, 1998 between Williams Communications Solutions, LLC and
                           XETA Corporation--Incorporated by reference to
                           Exhibit (2) to the Registrant's Form 8-K, filed on
                           October 2, 1998 (File No. 0-16231).

                  10.3     Dealer Agreement Among Lucent Technologies, Inc.;
                           Distributor, Inacom Communications, Inc.; and XETA
                           Corporation for Business Communications
                           Systems--Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended
                           April 30, 1999, filed on June 11, 1999 (File No.
                           0-16231).

                  10.4     Stock Purchase Option dated June 17, 1999 granted to
                           Jon A. Wiese --Incorporated by reference to Exhibit
                           10.2 to the Registrant's Form 10-Q for the quarter ended July 31, 1999, filed on September 14, 1999
                           (File No. 0-16231).

                  10.5     Credit Agreement dated as of November 30, 1999 among
                           XETA Corporation, the Lenders, the Agent and the Arranger--Incorporated by reference to Exhibit 2.3 to the Registrant's Form 8-K filed on December 15, 1999
                           (File No. 16231).

                  10.6     Real Estate Mortgage on the Registrant's Broken
                           Arrow, Oklahoma property--Incorporated by reference to Exhibit 2.5 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).

SEC No.                            Description
-------                            -----------
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