Form 10-Q
period 2000-04-30
XETA TECHNOLOGIES INC
filed 2000-06-14
CIK 742550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended April 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-16231


                             XETA Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                               73-1130045
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

    1814 W. Tacoma, Broken Arrow, OK                              74012-1406
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                  918-664-8200
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                Xeta Corporation
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]       No [ ]

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                                    Outstanding at June 1, 2000
----------------------------                         ---------------------------
Common Stock, $.05 par value                                  4,199,474

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - April 30, 2000 and October 31, 1999

         Consolidated Statements of Operations - For the Three and Six months ended April 30, 2000 and 1999

         Consolidated Statement of Shareholder's Equity - November 1, 1999
             through April 30, 2000

         Consolidated Statements of Cash Flows - For the Three and six months ended April, 2000 and 1999

         Notes to Consolidated Financial Statements

                             XETA TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                               April 30, 2000       October 31, 1999
                                                                               --------------       ----------------
                                                                                (Unaudited)
Current Assets:
  Cash and cash equivalents                                                     $    278,776         $  4,556,212
  Current portion of net investment in
    sales-type leases                                                              2,808,468            2,577,141
  Trade accounts receivable, net                                                  29,090,665            4,432,647
  Inventories, net                                                                 7,882,984            3,733,306
  Deferred tax asset, net                                                            898,402              622,595
  Prepaid expenses and other assets                                                  370,099              261,024
  Prepaid federal and state income taxes                                              46,814                   --
                                                                                ------------         ------------
    Total current assets                                                          41,376,208           16,182,925
                                                                                ------------         ------------

Noncurrent Assets:
  Goodwill, net of amortization                                                   20,487,618                   --
  Net investment in sales-type leases,
    less current portion above                                                     3,233,368            3,843,743
  Purchased service and long distance contracts,
   net                                                                                    --              394,230
  Property, plant & equipment, net                                                 5,715,716            3,942,540
  Capitalized software production costs, net of
    accumulated amortization of $633,066 & $573,066                                  632,955              649,406
  Other assets                                                                       837,108              303,633
                                                                                ------------         ------------
    Total noncurrent assets                                                       30,906,765            9,133,552
                                                                                ------------         ------------

    Total assets                                                                $ 72,282,973         $ 25,316,477
                                                                                ============         ============

                                      LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                             $  4,600,000         $         --
  Revolving line of credit                                                         2,100,000                   --
  Accounts payable                                                                11,061,046            2,126,654
  Unearned revenue                                                                 5,137,160            4,540,548
  Accrued liabilities                                                              3,396,966            1,494,737
  Accrued federal and state income taxes                                                  --                   --
                                                                                ------------         ------------
    Total current liabilities                                                     26,295,172            8,161,939
                                                                                ------------         ------------

Noncurrent liabilities:
  Long-term debt, less current portion above                                      22,503,765                   --
  Unearned service revenue                                                         1,567,470            1,953,222
  Noncurrent deferred tax liability, net                                             126,859              650,024
                                                                                ------------         ------------
                                                                                  24,198,094            2,603,246
                                                                                ------------         ------------

Commitments

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                                                   --                   --
  Common stock; $.05 par value; 10,000,000
   shares authorized, 4,169,474 and 3,977,308
   outstanding at April 30, 2000 and October
   31, 1999, respectively                                                            233,943              231,835
  Paid-in capital                                                                  8,702,694            5,373,855
  Retained earnings                                                               15,097,729           11,851,761
  Less treasury stock, at cost                                                    (2,244,659)          (2,906,159)
                                                                                ------------         ------------
   Total shareholders' equity                                                     21,789,707           14,551,292
                                                                                ------------         ------------
   Total liabilities & shareholders' equity                                     $ 72,282,973         $ 25,316,477
                                                                                ============         ============


 The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     For the Three Months                     For the Six Months
                                                        Ending April 30,                       Ending April 30,
                                                   2000                 1999                2000                 1999
                                               ------------         ------------        ------------         ------------
Commercial systems sales                       $ 15,886,795         $         --        $ 24,972,598         $         --
Lodging systems sales                             4,343,936            4,807,978           9,709,947            7,858,661
Installation and service revenues                 7,242,302            4,432,943          13,340,514            8,428,542
                                               ------------         ------------        ------------         ------------
  Net sales and service revenues                 27,473,033            9,240,921          48,023,059           16,287,203
                                               ------------         ------------        ------------         ------------

Cost of commercial systems                       11,518,724                   --          17,901,392                   --
Cost of lodging systems                           2,789,434            2,750,432           6,178,708            4,524,313
Installation and services costs                   5,200,729            2,895,024           9,716,759            5,418,165
                                               ------------         ------------        ------------         ------------
  Total cost of sales and service                19,508,887            5,645,456          33,796,859            9,942,478
                                               ------------         ------------        ------------         ------------

    Gross profit                                  7,964,146            3,595,465          14,226,200            6,344,725
                                               ------------         ------------        ------------         ------------

Operating expenses:
  Selling, general and administrative             4,021,475            1,213,634           6,853,419            2,222,233
  Engineering, research and development             261,510              125,954             474,124              228,588
  Amortization                                      346,200              491,953             939,830              970,048
                                               ------------         ------------        ------------         ------------
      Total operating expenses                    4,629,185            1,831,541           8,267,373            3,420,869
                                               ------------         ------------        ------------         ------------

Income from operations                            3,334,961            1,763,924           5,958,827            2,923,856

  Interest expense                                 (645,222)                  --          (1,011,222)                  --
  Interest and other income                         137,764              132,742             382,363              280,349
                                               ------------         ------------        ------------         ------------
      Subtotal                                     (507,458)             132,742            (628,859)             280,349

Income before provision for income
  taxes                                           2,827,503            1,896,666           5,329,968            3,204,205
Provision for income taxes                        1,102,000              741,000           2,084,000            1,252,000
                                               ------------         ------------        ------------         ------------

Net income                                     $  1,725,503         $  1,155,666        $  3,245,968         $  1,952,205
                                               ============         ============        ============         ============


Earnings per share
  Basic                                        $       0.42         $       0.29        $       0.79         $       0.48
                                               ============         ============        ============         ============

  Diluted                                      $       0.35         $       0.25        $       0.66         $       0.42
                                               ============         ============        ============         ============


Weighted average shares outstanding               4,109,668            4,032,504           4,118,484            4,046,004
                                               ============         ============        ============         ============

Weighted average shares equivalents               4,959,021            4,610,024           4,948,953            4,621,738
                                               ============         ============        ============         ============


 The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                 Common Stock                   Treasury Stock
                                         ----------------------------    --------------------------
                                           Number of                                                                      Retained
                                         Shares Issued     Par Value        Shares        Amount       Paid-in Capital    Earnings
                                         -------------    -----------    -----------    -----------    ---------------   -----------
Balance-October 31, 1999                     4,636,702        231,835        659,394    $(2,906,159)     $ 5,373,855     $11,851,761

Treasury Stock given in acquisition                 --             --       (150,000)       661,500        2,638,500              --

Stock options exercised                         42,166          2,108             --             --           55,443              --

Tax benefit of stock options                        --             --             --             --          634,896              --

Net Income                                          --             --             --             --               --       3,245,968

                                           -----------    -----------    -----------    -----------      -----------     -----------
Balance at April 30, 2000                    4,678,868    $   233,943        509,394    $(2,244,659)     $ 8,702,694     $15,097,729
                                           ===========    ===========    ===========    ===========      ===========     ===========


 The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                        For the Six Months
                                                                                          Ended April 30,
                                                                                     2000                 1999
                                                                                 ------------         ------------
Cash flows from operating activities:
    Net Income                                                                   $  3,245,968         $  1,952,205
                                                                                 ------------         ------------

    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
       Depreciation                                                                   345,654              189,451
       Amortization                                                                   969,830              970,048
       Gain on sale of assets                                                          (8,266)                  --
       Provision for returns & doubtful accounts receivable                            85,000               18,000
       Provision for excess and obsolete inventory                                    125,000                   --
    Change in assets and liabilities, net of acquisition:
       (Increase) in net investment in sales-type leases                              379,048           (1,484,446)
        Increase in trade receivables                                              (7,217,426)            (502,989)
       (Increase) decrease in inventories                                           1,909,601             (768,402)
        Increase in deferred tax asset                                                 86,518               26,542
        Increase in prepaid expenses and other assets                                (125,654)            (259,486)
        Increase in prepaid taxes                                                     (28,114)                  --
        Increase (decrease) in accounts payable                                      (884,567)            (534,225)
        Increase (decrease) in unearned revenue                                    (1,960,401)           1,556,531
        Increase in accrued income taxes                                              634,897               50,956
        Increase (decrease) in accrued liabilities                                   (592,243)              11,365
        Decrease in deferred tax liabilities                                          (13,165)             (13,829)
                                                                                 ------------         ------------
Total adjustments                                                                  (6,294,288)            (740,484)
                                                                                 ------------         ------------
            Net cash provided by (used in)
            operating activities                                                   (3,048,320)           1,211,721
                                                                                 ------------         ------------

Cash flows from investing activities:
       Purchase of UST and ACT, net of cash acquired                              (26,448,008)                  --
       Additions to capitalized software                                              (43,550)             (54,022)
       Additions to property, plant & equipment                                    (1,055,848)          (1,332,397)
       Proceeds from sale of assets                                                    56,972                   --
                                                                                 ------------         ------------
            Net cash used in
               investing activities                                               (27,490,434)          (1,386,419)
                                                                                 ------------         ------------

Cash flows from financing activities:
       Proceeds from issuance of debt                                              26,020,432                   --
       Proceeds from draws on revolving line of credit                              4,650,000                   --
       Principal payments on debt                                                  (1,916,665)                  --
       Payments on revolving line of credit                                        (2,550,000)
       Purchase of treasury stock                                                          --           (1,158,043)
       Exercise of stock options                                                       57,551               30,000
                                                                                 ------------         ------------
            Net cash provided by (used in)
               financing activities                                                26,261,318           (1,128,043)
                                                                                 ------------         ------------

            Net decrease in cash and
               cash equivalents                                                    (4,277,436)          (1,302,741)

Cash and cash equivalents, beginning of period                                      4,556,212            3,238,218
                                                                                 ------------         ------------
Cash and cash equivalents, end of period                                         $    278,776         $  1,935,477
                                                                                 ============         ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                     $    856,178         $     10,284
    Cash paid during the period for income taxes                                 $  1,404,967         $  1,170,972
    Contingent consideration to be paid to UST shareholder                       $  3,000,000         $         --
    Contingent liabilities acquired in UST acquisition                           $  2,000,000         $         --
    Treasury shares given in UST acquisition                                     $  3,300,000         $         --


 The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 APRIL 30, 2000
                                   (Unaudited)



(1)      BASIS OF PRESENTATION

         The consolidated financial statements herein include the accounts of XETA Technologies, Inc. (previously Xeta Corporation) and its wholly-owned subsidiaries, U.S. Technologies Systems, Inc. ("UST") and Xetacom, Inc. (the "Company" or "XETA"). Xetacom's operations have been insignificant to date. All significant intercompany accounts and transactions have been eliminated.

         At the Company's annual meeting on April 11, 2000, the shareholders approved the Board of Directors' proposal to change the name of the Company to XETA Technologies, Inc. This new name was chosen to better reflect both the Company's vision as a premier voice and data integrator as well as the Company's recent acquisitions.

         The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest financial statements filed as part of the Company's Annual Report on Form 10-K, Commission File No. 0-16231. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments made were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of the Company's newly acquired subsidiary UST were only consolidated since December 1, 1999 and UST's operating results have historically been subject to significant seasonal fluctuations. On February 29, 2000, the Company purchased the assets of Advanced Communications Technologies, Inc. ("ACT"). The results of operations of ACT were only reflected in the Company's results since that date.

         These statements should be read in conjunction with the audited financial statements and notes thereto of XETA included in the Company's Annual Report on Form 10K, which was filed with the SEC on January 28, 2000 and additionally the Company's Form 8K-A filing on February 16, 2000 reflecting the proforma operating results of the Company, including UST.

(2)      ACQUISITIONS

         On November 30, 1999, the Company successfully completed the acquisition of UST, a Missouri Subchapter S corporation. The Company purchased all of the outstanding common stock of UST for $26 million in cash plus 150,000 shares of XETA common stock. At closing, the Company paid the sellers $23 million in cash plus the common stock according to the terms and conditions of each of the purchase agreements which were negotiated separately with the sellers. The remaining $3 million is subject to various hold-back provisions, $2 million of which can be satisfied through the achievement of certain growth targets with the remainder being held for two years as an indemnity against any breaches in the representations and warranties made by the owners in the sale documents. The transaction will be accounted for using the purchase method of accounting and the associated goodwill will be amortized over 20 years. The accompanying consolidated balance sheet as of April 30, 2000 includes preliminary allocations of the purchase price and is subject to final adjustment. The accompanying operating results represent the results of operations of the Company after consolidating UST's results from December 1, 1999 to January 31, 2000.

         On February 29, 2000, the Company acquired all of the properties and assets (the "Assets") of ACT pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement") dated February 22, 2000 entered into among the Company and ACT, its parent corporation, Noram Telecommunications, Inc., an Oregon corporation, and its parent corporation, Quanta Services, Inc., a Delaware corporation ("Quanta"). The Company also assumed all of ACT's existing liabilities with the exception of inter-company liabilities and federal and state income taxes payable by ACT. The purchase price for the Assets was the sum of $250,000 plus the Book Value (as defined in the Purchase Agreement) of ACT. ACT's reported Book Value as of January 31, 2000 was $2,770,432, which amount was paid by the Company to ACT in cash at closing. The $250,000 balance of the tentative purchase price was paid into escrow with Bank One Trust Company, National Association, as security through December 1, 2000, for the indemnification by ACT of any damages incurred by the Company by reason of any breach of warranty or representation made by ACT to the Company in connection with the Purchase Agreement. The purchase price was determined as a result of arms-length negotiations between unrelated parties. The entire purchase price was paid by advances drawn under the Company's credit facility with Bank One, Oklahoma, National Association, as agent.

         The unaudited pro forma information presented below consists of statement of operations data presented as if the results from acquisitions had been consolidated from the first day of the period reported.


                                            Three Months Ended April              Six Months Ended April 30,
                                                    30, 2000                                 2000
                                             2000              1999                 2000              1999
                                        --------------     -------------      --------------     --------------
Revenues                                    27,473,000         20,413,000         57,181,000         39,635,000
Net income                                   1,714,000          1,388,468          3,698,000          2,357,000
Basic earnings per share                $         0.42     $         0.33     $         0.90     $         0.56
Diluted earnings per share              $         0.35     $         0.29     $         0.75     $         0.49

         Pro forma adjustments included in the amounts above primarily relate to increased amortization and interest expense, additional general and administrative expenses for increased compensation expense, and increased federal and state tax expense based on the combined operations. The calculation of basic and diluted earnings per share for the three and six month periods ending April, 1999 assumes the issuance of 150,000 shares of common stock at the beginning of the period reflecting the stock issued to one of the sellers in the UST transaction.

         With these acquisitions, the Company significantly extended its market beyond its traditional boundaries of the hospitality market. This expansion is part of the Company's strategy to grow outside the relatively small niche of the lodging industry and to be a part of the changes expected to occur in the telecommunications industry as voice and data networks converge onto one integrated platform.

(3)      CREDIT FACILITY

         Financing for the acquisitions described above was provided through a $40 million credit facility with a bank. The $23 million paid at closing of the UST transaction was funded with a 5-year term loan. The $3 million payment made at the closing of the ACT transaction was funded from the Company's acquisition facility. There is approximatelY $9 million remaining for future acquisitions under the facility. The remaining portion of the credit facility is a $5 million revolving line of credit. Interest on all the funded portions of the facility accrues at either a) the London Interbank Offered Rate (which was 6.1663% at April 30, 2000) plus 1.5% to 2.5%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or b) the bank's prime rate (which was 9% at April 30, 2000) plus up to .75%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of .20% to .45% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The Company makes monthly payments on the term loan of $383,333. The term loan expires on November 30, 2004. Draws under the acquisition portion of the credit facility are converted annually into five year term loans, except during the third year of the facility in which any draws are converted into a four year term loan. At April 30, 2000, the Company had $2.9 million available under the revolving line of credit.

(4)      INVENTORIES

         The following are the components of inventories:


                                             April 30,       October 31,
                                               2000              1999
                                           ------------      ------------
                                            (Unaudited)
Raw materials                              $  1,202,496      $  1,268,635
Finished goods and spare parts                7,770,225         3,285,841
                                           ------------      ------------
                                              8,972,721         4,554,476

Less reserve for excess and
  obsolete inventory                         (1,089,737)         (821,170)
                                           ------------      ------------
                                           $  7,882,984      $  3,733,306
                                           ============      ============


(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:



                                                 April 30,       October 31,
                                                   2000              1999
                                                -----------      ------------
                                                (Unaudited)
Data processing & computer field equipment      $ 3,443,351      $ 1,694,056
Building                                          2,611,749        2,397,954
Land                                                611,582          611,582
Office furniture                                    869,877          486,535
Autos and Trucks                                    527,416            9,486
Other                                               449,703          308,726
                                                -----------      -----------
                                                  8,513,678        5,508,339
Less accumulated depreciation                    (2,797,962)      (1,565,799)
                                                -----------      -----------
                                                $ 5,715,716      $ 3,942,540
                                                ===========      ===========

(6)      UNEARNED INCOME

         Unearned income consists of the following:


                                                 April 30,       October 31,
                                                   2000              1999
                                                -----------      ------------
                                                (Unaudited)
Service contracts                               $1,896,751        $1,575,385
Warranty service                                 1,276,524         1,363,187
Systems shipped, but not installed                 441,049           123,729
Rebates due from vendors                           389,644                --
Customer deposits                                1,002,273         1,349,405
Other deferred revenue                             130,919           128,842
                                                ----------        ----------
    Total current deferred revenue               5,137,160         4,540,548

    Noncurrent unearned service revenues         1,567,470         1,953,222
                                                ----------        ----------
                                                $6,704,630        $6,493,770
                                                ==========        ==========

(7)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:



                                                        April 30,      October 31,
                                                          2000             1999
                                                       -----------     -----------
                                                       (Unaudited)
Deferred tax assets:
         Nondeductible reserves                        $ 1,246,186     $   423,069
         Prepaid service contracts                         450,407         503,983
         Unamortized cost of service contracts              70,489         102,094
         Other                                              29,224          33,124
                                                       -----------     -----------
            Total deferred tax asset                     1,796,306       1,062,270
                                                       -----------     -----------
Deferred tax liabilities:
         Tax income to be recognized on sales-type
           lease contracts                                 752,601         802,581
         Unamortized capitalized software
           development costs                               215,205         220,798
         Unamortized cost of long distance and
           Service contracts                                    --          66,320
         Other                                              56,957              --
                                                       -----------     -----------
            Total deferred tax liability                 1,024,763       1,089,699
                                                       -----------     -----------
Net deferred tax asset (liability)                     $   771,543     $   (27,429)
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

14                Employment Agreements

15                Contingency

16                Retirement plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The unaudited consolidated results for the period ending April 30, 2000 reflect the operations of XETA Technologies, Inc. (the "Company" or "XETA"), the operations of U.S. Technologies Systems, Inc. from December 1, 1999 to April 30, 2000, and the operations of the Company's Pacific Northwest operations (formerly the operations of Advanced Communications Technologies, Inc.) ("ACT"), from March 1, 2000 to April 30, 2000. For the quarter ending April 30, 2000, the Company reported net income of $1.725 million or $.35 per share (diluted) compared to net income of $1.156 million or $.25 per share (diluted) for the second quarter of fiscal 1999, a 49% increase. Net income for the six months ended April 30, 2000 was $3.246 million or $.66 per share (diluted) compared to net income of $1.952 million or $.42 for the first six months of fiscal 1999, a 66% increase.

The Company announced several significant developments since the end of fiscal 1999. On November 30, 1999, the Company closed on its previously announced acquisition of U.S. Technologies Systems, Inc. ("UST"). The purchase price paid for UST was $26 million in cash and 150,000 shares of XETA common stock. At the closing, the Company paid $23 million in cash plus the common stock. The remaining $3 million is subject to various hold-back provisions, $2 million of which can be satisfied through the achievement of certain growth targets with the remainder being held for two years as an indemnity against any breaches in the representations and warranties made by the owners in the sale documents. Financing for the acquisition was provided through a $40 million credit facility which is more fully described under "Financial Condition" below.

On February 29, 2000, the Company successfully closed on the acquisition of Advanced Communication Technologies, Inc. ("ACT"). The Company purchased substantially all of the assets of ACT for book value plus $250,000. At the February 29th closing, the Company paid $3 million for the estimated book value of the assets as of January 31, 2000. A final true-up of the purchase price based on the final book value of the assets purchased as of February 29, 2000 is pending. The cash payment made at the closing was provided by funds from the Company's credit facility with its bank.

The acquisitions of UST and ACT are in conjunction with the Company's strategy to expand beyond the lodging market to become a nation-wide distribution channel proficient in both voice and data communications products to the commercial market. UST's operations are focused generally in the midsection of the U.S. while ACT's primary markets were in the Pacific Northwest, primarily Washington and Oregon. In addition, while significantly smaller and less profitable than UST, ACT's operations included a service organization as well as expertise in data and networking applications.

Also, the Company announced a strategic partnership with Darwin Networks to offer high-speed Internet access to the lodging industry. Under the agreement, XETA is a sales agent for Darwin Networks to offer a packaged system which includes XETA's Linux-based Virtual XL(TM) call accounting system integrated with Darwin's Linux-based high-speed DSL Internet access ("HSIA") system. Guests staying at hotels with the XETA/Darwin system will be able to access the Internet at high speeds through a plug and play connection in each hotel room while still using the same telephone line for voice communications.

At the Company's annual meeting on April 11, 2000, the shareholders approved the Board of Directors' proposal to change the name of the Company to XETA Technologies, Inc. This new name was chosen to better reflect both the Company's vision as a premier voice and data integrator as well as the Company's recent acquisitions.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included elsewhere in this report on Form 10Q. Except for the historical information contained herein, the matters discussed in this quarterly report on Form 10Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities and Exchange Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief of current expectations of the Company and its management, statements regarding the future results of recent acquisitions, and the Company's gross margins. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors identified in the Company's Annual Report on Form 10K, which was filed on January 28, 2000 and those risk factors presented below in this report.


FINANCIAL CONDITION

The Company's capital structure changed dramatically since the beginning of the fiscal year as a result of the establishment of the new credit facility and the acquisitions of UST and ACT. During this period, cash balances declined $4.277 million consisting of cash used by operations of $3.048 million, cash provided by financing activities of $26.261 million and cash used in investing activities of $27.490 million.

Concurrent with the acquisition of UST, the Company established a $40 million credit facility with its new bank. The credit facility consists of a $23 million term loan which was used to purchase UST, a $12 million dollar acquisition facility available for additional acquisitions ($3 million of which was used to fund the purchase of ACT's assets), and a $5 million revolving credit facility for working capital needs. See Note 3 of the Notes to Consolidated Financial Statements for a further description of the terms of the credit facility.

Management believes that it has sufficient credit capacity to pursue its growth strategy, including additional acquisitions. The evaluation of potential acquisition candidates is ongoing. These evaluations center on the target's cash flows, installation and service capabilities, geographic reach, and product mix. The purchase of some targets or the cumulative effect of purchasing several targets could require additional capital in excess of the credit facility currently in place. While no assurance can be given, management believes that a wide variety of capital resources are available including additional bank debt, subordinated debt, secondary equity offerings, pooling-of-interests transactions, and combinations of all of the above.


RESULTS OF OPERATIONS

With the expansion of the Company's strategy to market products and services beyond the lodging market, the Company is reporting its revenues from three major sources: sales of systems to the commercial market, sales of systems to the lodging market and installation and service activities derived from both markets.

Commercial Systems Sales. Sales of systems to the commercial market (defined as sales to non-lodging customers) were $15.887 million during the second quarter and $24.973 million for the first six months of fiscal 2000. The Company targets two primary commercial markets, small-of-large locations of Fortune 1000 companies and the next 10,000 largest enterprises. Approximately 40% of UST's revenues are generated from the small-of-large segment, mainly through "partnering" with Lucent's direct sales force to sell and install communications systems (PBX's) to Lucent customers. Under these "partnering" arrangements, UST account executives work with Lucent National Account Managers ("NAM's") and Global Account Managers ("GAM's") to jointly serve Lucent customers. UST adds value to the Lucent NAM's and GAM's sales efforts by offering speed of installation, cost-effective installation of smaller, outbound systems that may be networked to larger, "home office" communications systems served by Lucent's direct sales and service force, and web-based innovative solutions such as a private inventory system, standardized implementation for multi-location customers, consolidated invoicing and an electronic move-add-change process. The Company's Pacific Northwest operations (formerly ACT) targets more of the enterprise market, generating approximately 80% of its revenues from this segment. The Company intends to grow both target markets through a balance strategy of internal expansion and acquisitions of additional dealers.


Lodging Systems Sales. Sales of lodging systems decreased $464,000 or 10% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999. This decrease resulted from an increase in sales of PBX systems during the quarter of $748,000 partially offset by a decrease in sales of call accounting systems of $1.1 million. For the first half of fiscal 2000, total lodging systems sales increased $1.851 million or 24% compared to the first half of fiscal 1999. This increase consisted of an increase in sales of PBX systems of $2.991 million or 57% partially offset by a decrease in call accounting sales of $911,000 or 40%. The increase in sales of PBX systems reflects the market's continued acceptance of the Company's PBX product and service offering, including the acceptance of the Company's new Lucent product offering to the lodging sector. The decline in sales of call accounting systems was expected and reflects the conclusion of the surge in orders for Virtual XL(TM) systems experienced throughout 1999. As expected, the backlog and current order rate for new call accounting systems has returned to historical levels. As discussed above, the Company has partnered with Darwin Networks to provide HSIA to the lodging industry. Under this arrangement, the Company will sell call accounting systems and software to the hotel as part of a packaged system with Darwin. Additional revenues may be earned from usage fees and electronic commerce conducted by guests using the system. Revenues earned from the alliance with Darwin were insignificant in the second quarter. Included in lodging systems sales for the second quarter and the year to date period are $33,000 and $136,000, respectively, in revenues earned from the Company's long distance service offering. Contracts to provide this service, which were purchased in 1997, are now expiring and most of these contracts are not expected to be renewed by the customers. Therefore revenues from this product line are expected to decline throughout fiscal 2000.


Installation and Service Revenues. Installation and service revenues increased $2.8 million or 63% in the second quarter of fiscal 2000 compared to the second quarter of fiscal 1999 and increased $4.9 million or 58% for the year to date period. For the second quarter, $201,000 of the increase was from lodging division related activities, representing a 5% increase. The remainder of the increase in the quarter, $2.6 million, was earned from the Company's recently acquired commercial operations. For the year to date period, approximately $1.653 million of the increase was generated by the lodging division with the remaining $3.258 million earned by the acquired commercial operations. Increases in installation and service revenues earned from lodging customers generally represent increases in revenues from maintenance contracts and from installations of new systems. However, the Company experienced a decline in installation revenues in the second quarter due to lower call accounting sales and communication (i.e., PBX) systems that were shipped in April, but not scheduled to install until the third quarter. Unlike the lodging division, installation and maintenance revenues earned from commercial customers are dominated by installation revenue. In most cases, under the partnering arrangements with Lucent discussed under "Commercial Systems Sales" above, Lucent, not the Company, offers a maintenance contract to the end-user. As a result, at the present time, the Company's recurring maintenance revenue earned from commercial customers is less than 30% of the installation and maintenance revenues. Management believes that it can build the base of commercial contract revenues by slowly shifting its target customer base to mid-sized ("Enterprise") firms. The first step toward that goal was achieved through the acquisition of the assets of ACT which currently serves the Enterprise market in the Pacific Northwest.


Gross Margins. Total gross margins earned during the second quarter of fiscal 2000 were 29% compared to 39% in the second quarter of fiscal 1999 and were 30% for the year to date period in fiscal 2000 compared to 39% for the year to date period in fiscal 1999. This decline in overall gross margins is largely the result of a dramatic and planned change in product mix. The Company made a strategic decision in fiscal 1999 to enter the much larger and faster growing commercial market for voice and data products. As a result, sales of the Company's higher margin proprietary products were expected to decrease significantly as a percent of overall sales toward lower margin communication systems products. Management expects this new business model to produce overall gross margins of approximately 30%-33% as the Company delivers its trademark value propositions of speed and quality, deploys its unique offering of e-business solutions, expands its commercial services capacity and service offerings, and introduces more complex software-oriented applications such as call centers and unified messaging.

 Gross margins earned on commercial systems sales were 28% in the second quarter and were 28% for the six months ending April 30, 2000. These margins are slightly below the historical margins earned by the commercial division prior to their purchase by the Company. During the second quarter, the Company revised its previous estimate in the accrual rate for certain rebates that it receives from the manufacturer of its products. The rebate is based on the number of systems purchased and the Company had over-accrued the benefit of the rebate through an error in the forecast of systems to be purchased during the year.

Gross margins earned on lodging systems sales were 36% in the second quarter and 36% for the first six months of fiscal 2000 compared to 43% and 42%, respectively, for the same periods in fiscal 1999. This decline reflects the higher proportion of sales of PBX systems in the first quarter of 2000 compared to 1999. As discussed above, the Company enjoyed a surge in orders during 1999 for its Virtual XL(TM) system, which as a proprietary product, earns a higher margin than the Company's communication systems product line. This trend is expected to continue during fiscal 2000, but could be offset somewhat by sales of systems under the newly announced HSIA project.

Gross margins earned on installation and maintenance activities were 28% in the second quarter and 27% for the first six months of fiscal 2000 compared to 35% and 36%, respectively, for the same periods in fiscal 1999. Total installation and service margins have been lowered from historical levels by the Company's entry into the commercial voice and data market. However, management believes that installation and service margins in the commercial segment will improve in time and be in line with service margins in the lodging segment after the Company has achieved the proper scale and experience with the new technology presented by its rapid growth into the commercial market. Specifically, management expects these margins to improve as it implements the following initiatives: First, the Company is in the process of shifting the installation of commercial systems from a third-party model to an in-house model. During the second quarter, the Company experienced a geographic imbalance in demand for such new installation services as it scaled up its technician capacity to install on a national basis. To improve this expected imbalance, the Company continues to implement a new provisioning process designed to streamline commercial installations. Management believes that by the end of the current fiscal year, 80% of the targeted commercial system installations will be performed by in-house Company technicians. Second, as the Company has begun utilizing new job costing and pricing tools, its third-party services margins, including those earned on wiring installations, have improved. Management expects these improvements to continue. Finally, management believes that the gross margins on installation and maintenance activities will improve as the Company introduces new commercial service offerings, including several maintenance offerings. While no assurance can be given, management believes that further progress can be made in each of these areas and that overall installation and services gross margins of 32%-35% can be attained.

Operating Expenses. Excluding amortization expense, operating expenses were 15.6% of total revenues in the second quarter compared to 14.5% in the same period of fiscal 1999. For the first half of fiscal 2000, operating expenses were 15.3% of total revenues compared to 15% for the same period in fiscal 1999. While higher than 1999 levels, management is pleased with operating expenses as a percent of revenues given the rapid growth of the Company and the complexity of its operations compared to a year ago. While no assurance can be given, management believes that operating costs (as a percent of revenues) can be held at or near present levels. Amortization expense between the two periods consists of different components and is therefore not comparable. The majority of amortization expense recorded in fiscal 1999 related to the amortization of the purchase price of the PBX service contracts purchased from Williams Communications Solutions in late 1998, while the majority of the amortization expense recorded in fiscal 2000 is related to the acquisitions of UST and ACT. Note however, that the Company did record additional amortization expense of $208,000 in the first quarter of fiscal 2000 to write-off the remainder of its investment in the long distance contracts purchased in fiscal 1997. See discussion regarding "Lodging Systems Sales" above.


Interest Expense. Interest expense consists of interest on the Company's term loan facility that was used to fund the acquisitions made during the periods presented and other commitment fees due on the unused portion of the facility. Previous to the establishment of the credit facility in conjunction with the UST acquisition, the Company did not have any outstanding debt.


Interest and Other Income. Interest and other income increased $5,000 in the second quarter compared to the same period a year ago and increased $102,000 in the first half of fiscal 2000 compared to the same period in fiscal 1999. The increase in interest income experienced in the first quarter was related to increased interest income from Xetaplan sales-type receivables and some one-time other income earned during that quarter.


Tax Expense. The Company has recorded a combined federal and state tax provision of 39% of income before taxes in both periods being presented. This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margin. Net income as a percent of sales was 6.3% in the second quarter and 6.7% for the first six months of fiscal 2000 compared to 12.5% and 12%, respectively, for the same periods in fiscal 1999. These lower operating margins reflect the Company's transition from a niche company in the small hospitality sector to a voice and data integrator in a larger and faster growing commercial voice and data integration market. Given the current environment of this new market, with its trend toward convergence utilizing internet protocol and the recent shift in Lucent's distribution strategy (see "Lucent Divestiture" under "Outlook and Risk Factors," below), management believes that quickly repositioning the Company to take advantage of these two significant trends is a strategic priority. The Company has elected to be aggressive in its entry into this market and is implementing a balanced growth strategy which includes acquisitions and internal growth. The lower operating margins were expected by management and reflect the additional interest and amortization expense the Company has incurred to pursue this strategy. In the near term, as management repositions the Company to take advantage of these trends in the commercial market, management expects the Company's after tax operating margins to range between 6%-8%.

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

Dependence Upon Lucent "Business Partner Program" and Incentive Programs. As described under "Commercial Systems Sales" above, the Company has enjoyed a surge in sales of new PBX systems from its program to work with Lucent NAM's and GAM's. Under this program, the Company sells and installs Lucent equipment to large Lucent customers under sales agreements negotiated by the NAM or GAM. The Company is typically engaged by Lucent because it can meet the customer's need for fast delivery and installation. Currently, the Lucent NAM's and GAM's receive identical compensation from Lucent regardless of whether their orders are fulfilled by Lucent's direct installation team or by a dealer such as the Company. While no assurance can be given, if Lucent were to alter their NAM and GAM compensation program to favor using Lucent's direct provisioning and installation teams, the Company would likely suffer material, adverse operating results. Also, Lucent, like many major manufacturers provides various incentive programs to support the advertising and sale of its products. The Company receives substantial rebates through these common incentive programs to offset both costs of goods sold and marketing expenses. These rebates are based on a combination of the dollar volumes of purchases of certain products, the number of units of certain products purchased, and the year-over-year growth in purchases of certain products. Historically, the requirements of these incentive programs are changed annually. While the Company does not expect such programs to be altered to the Company's detriment, there can be no assurance given that a change in these programs won't negatively impact the Company's profit margins and operating results.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company did not use derivative financial instruments for speculative or trading purposes during the second quarter of fiscal 2000.

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

Since February 9th, 2000, when the United States Court of Appeals remanded the PHONOMETRICS' litigation to the United States Court for the Southern District of Florida for further proceedings, Phonometrics' has initiated discovery proceedings in this matter. A more detailed description of these cases is contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 filed with the Commission on January 28, 2000. The Company will continue to monitor these proceedings.

Items 2 and 3 have been omitted because they are not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS.

During the fiscal period for which this report is filed, the Company held its annual meeting of shareholders on April 11, 2000, at which the following four matters were submitted to a vote of the shareholders and approved.

         The first matter concerned the election of Directors. The following persons were elected to the Board of Directors without contest as follows:

          Nominee                          For                     Withhold
          -------                          ---                     --------
          Ron B. Barber                 3,358,037                  110,753

          Donald T. Duke                3,358,037                  110,753

          Robert D. Hisrich             3,358,037                  110,753

          Jack R. Ingram                3,358,037                  110,753

          Mark A. Martin                3,358,037                  110,753

          Ronald L. Siegenthaler        3,358,037                  110,753

          Robert B. Wagner              3,358,037                  110,753

          Jon A. Wiese                  3,358,037                  110,753

         The second matter concerned an Amendment to the Company's Certificate of Incorporation to change the name of the Company from "XETA Corporation" to "XETA Technologies, Inc." This proposal was passed as follows:

                        For              Against           Abstain
                        ---              -------           -------
                     3,463,670            4,245              875

         The third matter voted upon concerned the adoption of the XETA Technologies 2000 Stock Option Plan, which was approved by the following vote:

              For              Against          Abstain          Not Voted
              ---              -------          -------          ---------
           1,975,827           287,914           6,064           1,198,985

         The last matter involved the ratification of the Board of Directors' selection of Arthur Andersen, LLP as the independent public accountants to audit the Company's financial statements for the fiscal year ending October 31, 2000. This selection was ratified by the shareholders as follows:

                        For              Against           Abstain
                        ---              -------           -------
                     3,462,632            1,957             4,201

Item 5 has been omitted because it is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits - See Exhibit Index page.

(b) Reports on Form 8-K - During the quarter for which this report is filed, a voluntary 8-K filing was made with the Commission on March 15, 2000 relating to the Company's acquisition on February 29, 2000, of all of the properties and assets of Advanced Communications Technologies, Inc., an Oregon corporation. No financial statements were filed with such report.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   XETA CORPORATION
                                                   (Registrant)


Dated:  June 12, 2000                  By:      /s/Jack R. Ingram
                                          --------------------------------------
                                                     Jack R. Ingram
                                                     Chief Executive Officer


Dated:  June 12, 2000                  By:      /s/Robert B. Wagner
                                          --------------------------------------
                                                     Robert B. Wagner
                                                     Chief Financial Officer

                                  EXHIBIT INDEX


     SEC No.                              Description
     -------                              -----------
         (2)      PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION
                  OR SUCCESSION -

                  2.1      Asset Purchase Agreement by and among Quanta
                           Services, Inc., Noram Telecommunications, Inc.,
                           Advanced Communication Technologies, Inc. and XETA
                           Corporation dated as of February 22, 2000 -

                           The Schedules and Exhibits to the Asset Purchase
                           Agreement, each of which are listed below, have been omitted from this report and will be furnished to the Securities and Exchange Commission (the "Commission") upon request.

                           Schedule 2.1        Excluded Assets

                           Schedule 2.2        Wiring Instructions

                           Schedule 2.3        Liabilities Excluded from the
                                               Assumed Liabilities

                           Schedule 3.2        Contracts Requiring Third-Party
                                               Consents

                           Schedule 3.4        Accounts (including aging) and
                                               Notes Receivable

                           Schedule 3.5        Title Exceptions

                           Schedule 3.6        Contracts, Leases, and Agreements

                           Schedule 3.7        Permits

                           Schedule 3.8        Exceptions to Environmental
                                               Warranties

                           Schedule 3.9        Employment and Labor Disputes

                           Schedule 3.10       Non-Competition, Confidentiality,
                                               and Non-Solicitation Agreements

                           Schedule 3.11       Pending or Threatened Legal
                                               Actions and Exceptions to Legal
                                               Compliance

                           Schedule 3.12       Tax Filing and Payment Exceptions

                           Schedule 3.13       Intangible Property

                           Schedule 3.16       Unserviceable Equipment and
                                               Inventory

         (3)      (i)      ARTICLES OF INCORPORATION -

                           *(a)     Amended and Restated Certificate of
                                    Incorporation of the Registrant --
                                    Incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant's Registration
                                    Statement on Form S-1, filed on June 17,
                                    1987 (File No. 33-7841).

                           *(b)     Amendment No. 1 to Amended and Restated
                                    Certificate of Incorporation -- Incorporated by reference to Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed on July 28, 1999 (File No. 33-62173).

                           (c)      Amendment No. 2 to Amended and Restated
                                    Certificate of Incorporation -

                                  EXHIBIT INDEX


     SEC No.                              Description
     -------                              -----------
                  (ii)     BYLAWS -

                           *(a)     Amended and Restated Bylaws of the
                                    Registrant, First Amendment and Second
                                    Amendment - Incorporated by reference to
                                    Exhibit 3(ii) to the Registrant's Annual
                                    Report on Form 10-KSB for the fiscal year ended October 31, 1994, filed on January 30,
                                    1995 (File No. 0-16231).

                           *(b)     Third Amendment to Amended and Restated
                                    Bylaws - Incorporated by reference to
                                    Exhibit 4.4 to the Registrant's
                                    Post-Effective Amendment No. 1 to
                                    Registration Statement on Form S-8 filed on
                                    July 28, 1999 (File No. 33-62173).

         *(4)     INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING
                  INDENTURES - None other than the Amended and Restated
                  Certificate of Corporation of the Registrant, as amended, and Amended and Restated Bylaws of the Registrant, as amended, as identified in Exhibit 3(i) and 3(ii) to this report.

         (10)     MATERIAL CONTRACTS -

                  *10.1    HCX 5000(R) Authorized Distributor Agreement dated
                           April 1, 1999 between Hitachi Telecom (USA), Inc. and
                           XETA Corporation--Incorporated by reference to
                           Exhibit 10 to the Registrant's Form 10-QSB for the quarter ended April 30, 1998, filed on June 15, 1998
                           (File No. 0-16231).

                  *10.2 Asset Purchase Agreement dated September 18, 1998 between Williams Communications Solutions, LLC and
                           XETA Corporation--Incorporated by reference to
                           Exhibit (2) to the Registrant's Form 8-K, filed on
                           October 2, 1998 (File No. 0-16231).

                  *10.3    Dealer Agreement Among Lucent Technologies, Inc.;
                           Distributor, Inacom Communications, Inc.; and XETA
                           Corporation for Business Communications
                           Systems--Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended
                           April 30, 1999, filed on June 11, 1999 (File No.
                           0-16231).

                  *10.4    Stock Purchase Option dated June 17, 1999 granted to
                           Jon A. Wiese --Incorporated by reference to Exhibit
                           10.2 to the Registrant's Form 10-Q for the quarter ended July 31, 1999, filed on September 14, 1999
                           (File No. 0-16231).

                  *10.5    Credit Agreement dated as of November 30, 1999 among
                           XETA Corporation, the Lenders, the Agent and the Arranger--Incorporated by

                                 EXHIBIT INDEX

     SEC No.                              Description
     -------                              -----------
                           reference to Exhibit 2.3 to the Registrant's Form 8-K
                           filed on December 15, 1999 (File No. 16231).

                  *10.6    Real Estate Mortgage on the Registrant's Broken
                           Arrow, Oklahoma property - Incorporated by reference to Exhibit 2.5 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).

                  *10.7    Pledge and Security Agreement relating to November
                           30, 1999 Credit Agreement - Incorporated by reference to Exhibit 2.4 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).

                  *10.8    Subsidiary Guaranty by U.S. Technologies Systems,
                           Inc. of November 30, 1999 Credit facility -
                           Incorporated by reference to Exhibit 2.6 to the Registrant's Form 8-K filed on December 15, 1999
                           (File No. 0-16231).

                  10.9 Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson -

                  10.10    Amendment to Dealer Agreement Among Lucent
                           Technologies, Inc. Distributor, Inacom
                           Communications, Inc.; and XETA Corporation, For
                           Business Communications Systems, dated effective
                           March 19, 2000 -

                                    PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED
                                    PURSUANT TO A REQUEST FOR CONFIDENTIAL
                                    TREATMENT. SUCH PORTIONS HAVE BEEN FILED
                                    SEPARATELY WITH THE COMMISSION WITH THE
                                    APPLICATION FOR CONFIDENTIAL TREATMENT.

                                    The following Appendix to the Amendment has been omitted from this report and will be furnished to the Commission upon request:

                                    Appendix: Area.

                  10.11    XETA Technologies 2000 Stock Option Plan -


         (11)     STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS -
                  Inapplicable.

         (15)     LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION -
                  Inapplicable.

         (18)     LETTER RE: CHANGE IN ACCOUNTING PRINCIPLES - Inapplicable.

         (19)     REPORT FURNISHED TO SECURITY HOLDERS - None.

                                 EXHIBIT INDEX


     SEC No.                              Description
     -------                              -----------
         (22)     PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO A VOTE OF
                  SECURITY HOLDERS - None.

         (23)     CONSENTS OF EXPERTS AND COUNSEL

                  23.1     Consent of Arthur Andersen LLP

         (24)     POWER OF ATTORNEY - None.

         (27)     FINANCIAL DATA SCHEDULE

         (99)     ADDITIONAL EXHIBITS - None.


                  * Previously filed.