Form 10-Q
period 2000-07-31
XETA TECHNOLOGIES INC
filed 2000-09-14
CIK 742550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended July 31, 2000

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

                         Yes  X         No
                            -----         -----

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                                 Outstanding at August 1, 2000
-----------------------------                      -----------------------------
Common Stock, $.001 par value                                 8,518,948

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

         Consolidated Balance Sheets - July 31, 2000
             and October 31, 1999

         Consolidated Statements of Operations - For the Three and Nine months ended July 31, 2000 and 1999

         Consolidated Statement of Shareholder's Equity - November 1,
             1999 through July 31, 2000

         Consolidated Statements of Cash Flows - For the Nine months ended July 31, 2000 and 1999

         Notes to Consolidated Financial Statements

                             XETA TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            July 31, 2000      October 31, 1999
                                                                           ----------------    ----------------
                                                                              (Unaudited)
Current Assets:
  Cash and cash equivalents                                                $        348,159    $      4,556,212
  Current portion of net investment in
    sales-type leases                                                             2,693,016           2,577,141
  Trade accounts receivable, net                                                 33,376,605           4,432,647
  Inventories, net                                                                9,419,274           3,733,306
  Deferred tax asset, net                                                           861,393             622,595
  Prepaid expenses and other assets                                                 451,769             261,024
  Prepaid federal and state income taxes                                            363,314                  --
                                                                           ----------------    ----------------
    Total current assets                                                         47,513,530          16,182,925
                                                                           ----------------    ----------------

Noncurrent Assets:
  Goodwill, net of amortization                                                  20,201,065                  --
  Net investment in sales-type leases,
    less current portion above                                                    2,916,678           3,843,743
  Purchased service and long distance contracts,
   net                                                                                   --             394,230
  Property, plant & equipment, net                                                6,107,474           3,942,540
  Capitalized software production costs, net of
    accumulated amortization of $663,066 & $573,066                                 617,955             649,406
  Other assets                                                                      254,357             303,633
                                                                           ----------------    ----------------
    Total noncurrent assets                                                      30,097,529           9,133,552
                                                                           ----------------    ----------------

    Total assets                                                           $     77,611,059    $     25,316,477
                                                                           ================    ================

                                      LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                        $      4,600,000    $             --
  Revolving line of credit                                                        3,150,000                  --
  Accounts payable                                                               14,774,081           2,126,654
  Unearned revenue                                                                4,500,588           4,540,548
  Accrued liabilities                                                             4,088,856           1,494,737
  Accrued federal and state income taxes                                                 --                  --
                                                                           ----------------    ----------------
    Total current liabilities                                                    31,113,525           8,161,939
                                                                           ----------------    ----------------

Noncurrent liabilities:
  Long-term debt, less current portion above                                     21,353,765                  --
  Unearned service revenue                                                        1,286,821           1,953,222
  Noncurrent deferred tax liability, net                                            174,672             650,024
                                                                           ----------------    ----------------
                                                                                 22,815,258           2,603,246
                                                                           ----------------    ----------------

Commitments

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                                                  --                  --
  Common stock; $.001 par value; 50,000,000
   shares authorized, 9,537,736 and 9,273,404
   issued at July 31, 2000 and October
   31, 1999, respectively                                                             9,538             231,835
  Paid-in capital                                                                 9,383,774           5,373,855
  Retained earnings                                                              16,533,623          11,851,761
  Less treasury stock, at cost                                                   (2,244,659)         (2,906,159)
                                                                           ----------------    ----------------
   Total shareholders' equity                                                    23,682,276          14,551,292
                                                                           ----------------    ----------------
   Total liabilities & shareholders' equity                                $     77,611,059    $     25,316,477
                                                                           ================    ================


  The accompanying notes are an integral part of these consolidated statements.

                                Income Statement

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For the Three Months           For the Nine Months
                                                 Ending July 31,                Ending July 31,
                                              2000            1999           2000            1999
                                          ------------    ------------   ------------    ------------
Commercial systems sales                  $ 13,637,639    $         --   $ 38,610,237    $         --
Lodging systems sales                        2,991,036       4,800,119     12,700,983      12,658,780
Installation and service revenues            8,951,256       4,989,077     22,291,770      13,417,619
                                          ------------    ------------   ------------    ------------
  Net sales and service revenues            25,579,931       9,789,196     73,602,990      26,076,399
                                          ------------    ------------   ------------    ------------

Cost of commercial systems                   9,690,638              --     27,592,030              --
Cost of lodging systems                      1,900,852       2,956,420      8,079,560       7,480,733
Installation and services costs              5,851,655       3,231,949     15,568,414       8,650,114
                                          ------------    ------------   ------------    ------------
  Total cost of sales and service           17,443,145       6,188,369     51,240,004      16,130,847
                                          ------------    ------------   ------------    ------------

    Gross profit                             8,136,786       3,600,827     22,362,986       9,945,552
                                          ------------    ------------   ------------    ------------

Operating expenses:
  Selling, general and administrative        4,572,857       1,370,227     11,426,276       3,592,460
  Engineering, research and development        263,820         162,074        707,944         390,662
  Amortization                                 346,200         415,502      1,316,030       1,385,550
                                          ------------    ------------   ------------    ------------
      Total operating expenses               5,182,877       1,947,803     13,450,250       5,368,672
                                          ------------    ------------   ------------    ------------

Income from operations                       2,953,909       1,653,024      8,912,736       4,576,880

  Interest expense                            (672,671)             --     (1,683,893)             --
  Interest and other income                     84,656         170,192        467,019         450,541
                                          ------------    ------------   ------------    ------------
      Subtotal                                (588,015)        170,192     (1,216,874)        450,541

Income before provision for income
  taxes                                      2,365,894       1,823,216      7,695,862       5,027,421
Provision for income taxes                     930,000         712,000      3,014,000       1,964,000
                                          ------------    ------------   ------------    ------------

Net income                                $  1,435,894    $  1,111,216   $  4,681,862    $  3,063,421
                                          ============    ============   ============    ============


Earnings per share
  Basic                                   $       0.17    $       0.14   $       0.57    $       0.38
                                          ============    ============   ============    ============

  Diluted                                 $       0.15    $       0.12   $       0.48    $       0.33
                                          ============    ============   ============    ============


Weighted average shares outstanding          8,380,035       7,948,668      8,285,005       8,043,378
                                          ============    ============   ============    ============

Weighted average shares equivalents          9,804,028       9,284,700      9,782,277       9,246,870
                                          ============    ============   ============    ============



  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                 Common Stock                   Treasury Stock
                                          ---------------------------    ----------------------------
                                           Number of                                                        Paid-in       Retained
                                             Shares       Par Value         Shares          Amount          Capital       Earnings
                                          ------------   ------------    ------------    ------------    ------------   ------------
Balance-October 31, 1999                     4,636,702        231,835         659,394    $ (2,906,159)   $  5,373,855   $ 11,851,761

Treasury Stock given in acquisition                 --             --        (150,000)        661,500       2,638,500             --

Stock options exercised $.05 par value          72,166          3,608              --              --         182,693             --

Tax benefit of stock options                        --             --              --              --         932,821             --

Change in par value of common stock                 --       (226,025)                                        226,025             --

Two-for-one stock split                      4,708,868             --         509,394              --              --             --

Stock options exercised $.001 par value        120,000            120              --              --          29,880             --

Net Income                                          --             --              --              --              --      4,681,862

                                          ------------   ------------    ------------    ------------    ------------   ------------
Balance at July 31, 2000                     9,537,736   $      9,538       1,018,788    $ (2,244,659)   $  9,383,774   $ 16,533,623
                                          ============   ============    ============    ============    ============   ============



  The accompanying notes are an integral part of these consolidated statements.

                                   Cash Flow

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                               For the Nine Months
                                                                                  Ended July 31,
                                                                                2000            1999
                                                                            ------------    ------------
Cash flows from operating activities:
    Net Income                                                              $  4,681,862    $  3,063,421
                                                                            ------------    ------------

    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
       Depreciation                                                              574,179         311,940
       Amortization                                                            1,316,030       1,385,550
       Gain on sale of assets                                                     (3,611)             --
       Provision for returns & doubtful accounts receivable                      139,000          27,000
       Provision for excess and obsolete inventory                               200,000              --
    Change in assets and liabilities. net of acquisition:
       Decrease (Increase) in net investment in sales-type leases              1,011,047      (2,421,406)
        Increase in trade receivables                                        (11,557,366)       (469,584)
       (Increase) decrease in inventories                                        298,311      (1,349,164)
        Increase in deferred tax asset                                           123,527          11,175
        Increase in prepaid expenses and other assets                           (156,391)       (222,251)
        Increase in prepaid taxes                                               (344,614)             --
        Increase in accounts payable                                           2,828,468          33,123
        Increase(decrease) in unearned revenue                                (2,545,661)      2,602,246
        Increase in accrued income taxes                                         932,822           6,692
        Increase in accrued liabilities                                           99,647         236,368
        Decrease in deferred tax liabilities                                      34,648          53,629
                                                                            ------------    ------------
Total adjustments                                                             (7,049,964)        205,318
                                                                            ------------    ------------
            Net cash provided by (used in)
            operating activities                                              (2,368,102)      3,268,739
                                                                            ------------    ------------

Cash flows from investing activities:
       Purchase of UST and ACT, net of cash acquired                         (26,477,656)             --
       Additions to capitalized software                                         (58,550)        (83,370)
       Additions to property, plant & equipment                               (1,706,139)     (1,467,268)
       Adjustment to purchase price of service contracts                              --         327,151
       Proceeds from sale of assets                                               82,325              --
                                                                            ------------    ------------
            Net cash used in
              investing activities                                           (28,160,020)     (1,223,487)
                                                                            ------------    ------------

Cash flows from financing activities:
       Proceeds from issuance of debt                                         26,020,432              --
       Proceeds from draws on revolving line of credit                         8,750,000              --
       Principal payments on debt                                             (3,066,664)             --
       Payments on revolving line of credit                                   (5,600,000)
       Purchase of treasury stock                                                     --      (1,158,043)
       Exercise of stock options                                                 216,301          52,676
                                                                            ------------    ------------
            Net cash provided by (used in)
              financing activities                                            26,320,069      (1,105,367)
                                                                            ------------    ------------

            Net increase (decrease) in cash and cash equivalents              (4,208,053)        939,885

Cash and cash equivalents, beginning of period                                 4,556,212       3,238,218
                                                                            ------------    ------------
Cash and cash equivalents, end of period                                    $    348,159    $  4,178,103
                                                                            ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                $  1,455,661    $     15,752
    Cash paid during the period for income taxes                            $  2,294,031    $  1,899,810
    Contingent consideration to be paid to UST shareholder                  $  3,000,000    $         --
    Contingent liabilities acquired in UST acquistion                       $  2,000,000    $         --
    Treasury shares given in UST acquisition                                $  3,300,000    $         --



  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  July 31, 2000
                                   (Unaudited)



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

         The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest financial statements filed as part of the Company's Annual Report on Form 10-K, Commission File No. 0-16231. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments made were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of the Company's newly acquired subsidiary UST were only consolidated since December 1, 1999 and UST's operating results have historically been subject to significant seasonal fluctuations. On February 29, 2000, the Company purchased substantially all of the net assets of Advanced Communications Technologies, Inc. ("ACT"). The results of operations of ACT were only reflected in the Company's results since that date.

         These statements should be read in conjunction with the audited financial statements and notes thereto of XETA included in the Company's Annual Report on Form 10-K, which was filed with the SEC on January 28, 2000 and additionally the Company's Form 8K-A filing on February 16, 2000 reflecting the proforma operating results of the Company, including UST. On June 26, 2000, the shareholders approved a reduction in the par value of the common stock to $.002 per share and an increase in the number of authorized common shares to 50 million. All share and per share amounts have been restated to reflect the effect of the two-for-one stock split on July 17, 2000. The stock split was effected through a reduction in the par value of the common stock to $.001 per share.

(2)      ACQUISITIONS

         On November 30, 1999, the Company successfully completed the acquisition of UST, a Missouri Subchapter S corporation. The Company purchased all of the outstanding common stock of UST for $26 million in cash plus 150,000 shares of XETA common stock. At closing, the Company paid the sellers $23 million in cash plus the common stock according to the terms and conditions of each of the purchase agreements which were negotiated separately with the sellers. The remaining $3 million is subject to various hold-back provisions, $2 million of which can be satisfied through the achievement of certain growth targets with the remainder being held for two years as an indemnity against any breaches in the representations and warranties made by the owners in the sale documents. The transaction is being accounted for using the purchase method of accounting and the associated goodwill is being amortized over 20 years. The accompanying consolidated balance sheet as of July 31, 2000 includes preliminary allocations of the purchase price and is subject to final adjustment. The accompanying operating results represent the results of operations of the Company after consolidating UST's results from December 1, 1999 to July 31, 2000.

         On February 29, 2000, the Company acquired substantially all of the properties and assets (the "Assets") of ACT pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement") dated February 22, 2000 entered into among the Company and ACT, its parent corporation, Noram Telecommunications, Inc., an Oregon corporation, and its parent corporation, Quanta Services, Inc., a Delaware corporation ("Quanta"). The Company also assumed all of ACT's existing liabilities with the exception of inter-company liabilities and federal and state income taxes payable by ACT. The purchase price for the Assets was the sum of $250,000 plus the Book Value (as defined in the Purchase Agreement) of ACT. ACT's reported Book Value as of January 31, 2000 was $2,770,432, which amount was paid by the Company to ACT in cash at closing. The $250,000 balance of the tentative purchase price was paid into escrow with Bank One Trust Company, National Association, as security through December 1, 2000, for the indemnification by ACT of any damages incurred by the Company by reason of any breach of warranty or representation made by ACT to the Company in connection with the Purchase Agreement. The purchase price was determined as a result of arms-length negotiations between unrelated parties. The entire purchase price was paid by advances drawn under the Company's credit facility with Bank One, Oklahoma, National Association, as agent.

         The unaudited pro forma information presented below consists of statement of operations data presented as if the results from acquisitions had been consolidated from the first day of the period reported.


                             Three Months Ended July 31, 2000   Nine Months Ended July 31, 2000
                                  2000             1999             2000             1999
                             --------------   ---------------   --------------   --------------
Revenues                         25,580,000        23,202,000       82,761,000       62,837,000
Net income                        1,436,000         1,246,000        5,134,000        3,602,000
Basic earnings per share     $         0.17    $         0.15   $         0.62   $         0.44
Diluted earnings per share   $         0.15    $         0.13   $         0.52   $         0.38

         Pro forma adjustments included in the amounts above primarily relate to increased amortization and interest expense, additional general and administrative expenses for increased compensation expense, and increased federal and state tax expense based on the combined operations. The calculation of basic and diluted earnings per share for the three and nine month periods ending July, 1999 assumes the issuance of 150,000 shares of common stock at the beginning of the period reflecting the stock issued to one of the sellers in the UST transaction.

         With these acquisitions, the Company significantly extended its market beyond its traditional boundary of the hospitality market. This expansion is part of the Company's strategy to grow outside the relatively small niche of the lodging industry and to be a part of the changes expected to occur in the telecommunications industry as voice and data networks converge onto one integrated platform.

(3)      CREDIT FACILITY

         Financing for the acquisitions described above was provided through a $43 million credit facility, as expanded during the quarter, with a bank. The $23 million paid at closing of the UST transaction was funded with a 5-year term loan. The $3 million payment made at the closing of the ACT transaction was funded from the Company's acquisition facility. There is approximately $9 million remaining for future acquisitions under the facility. The remaining portion of the credit facility is an $8 million revolving line of credit. The revolving line of credit was expanded from $5 million during the quarter. Interest on all the funded portions of the facility accrues at either a) the London Interbank Offered Rate (which was 6.4956% at July 31, 2000) plus 1.5% to 2.5%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or b) the bank's prime rate (which was 9.5% at July 31, 2000) plus up to .75%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of .20% to .45% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The Company makes monthly payments on the term loan of $383,333. The term loan expires on November 30, 2004. Draws under the acquisition portion of the credit facility are converted annually into five year term loans, except during the third year of the facility in which any draws are converted into a four year term loan. At July 31, 2000, the Company had $4.85 million available under the revolving line of credit.

(4)      INVENTORIES

         The following are the components of inventories:

                                    July 21,      October 31,
                                     2000            1999
                                 ------------    ------------
                                  (Unaudited)
Raw materials                    $  1,247,050    $  1,268,635
Finished goods and spare parts      9,188,100       3,285,841
                                 ------------    ------------
                                   10,435,150       4,554,476

Less reserve for excess and
 obsolete inventory                (1,015,876)       (821,170)
                                 ------------    ------------

                                 $  9,419,274    $  3,733,306
                                 ============    ============

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                July 31,      October 31,
                                                 2000            1999
                                             ------------    ------------
                                              (Unaudited)
Data processing & computer field equipment   $  3,559,437    $  1,694,056
Building                                        2,688,145       2,397,954
Land                                              611,582         611,582
Office furniture                                1,233,323         486,535
Autos and Trucks                                  493,002           9,486
Other                                             522,543         308,726
                                             ------------    ------------
                                                9,108,032       5,508,339
Less accumulated depreciation                  (3,000,558)     (1,565,799)
                                             ------------    ------------
                                             $  6,107,474    $  3,942,540
                                             ============    ============


(6)      UNEARNED INCOME

         Unearned income consists of the following:

                                             July 31,     October 31,
                                              2000           1999
                                          ------------   ------------
                                           (Unaudited)
Service contracts                         $  1,887,946   $  1,575,385
Warranty service                             1,088,109      1,363,187
Systems shipped, but not installed             623,533        123,729
Rebates due from vendors                       453,682             --
Customer deposits                              313,023      1,349,405
Other deferred revenue                         134,295        128,842
                                          ------------   ------------
   Total current deferred revenue            4,500,588      4,540,548

   Noncurrent unearned service revenues      1,286,821      1,953,222
                                          ------------   ------------
                                          $  5,787,409   $  6,493,770
                                          ============   ============

(7)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                        July 31,     October 31,
                                                         2000           1999
                                                     ------------   ------------
                                                     (Unaudited)
Deferred tax assets:
         Nondeductible reserves                      $  1,278,677   $    423,069
         Prepaid service contracts                        375,768        503,983
         Unamortized cost of service contracts             43,825        102,094
         Other                                             29,223         33,124
                                                     ------------   ------------
            Total deferred tax asset                    1,727,493      1,062,270
                                                     ------------   ------------

Deferred tax liabilities:
         Tax income to be recognized on sales-type
           lease contracts                                752,601        802,581
         Unamortized capitalized software
           development costs                              210,105        220,798
         Unamortized cost of long distance and
           Service contracts                                   --         66,320
         Other                                             78,066             --
                                                     ------------   ------------
            Total deferred tax liability                1,040,772      1,089,699
                                                     ------------   ------------
Net deferred tax asset (liability)                   $    686,721   $    (27,429)
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

         14              Employment Agreements

         15              Contingency

         16              Retirement plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The unaudited consolidated results for the period ending July 31, 2000 reflect the operations of XETA Technologies, Inc. (the "Company" or "XETA"), the operations of U.S. Technologies Systems, Inc. from December 1, 1999 to July 31, 2000, and the operations of the Company's Pacific Northwest operations (formerly the operations of Advanced Communications Technologies, Inc.) ("ACT"), from March 1, 2000 to July 31, 2000. For the quarter ending July 31, 2000, the Company reported net income of $1.436 million or $.15 per share (diluted) compared to net income of $1.111 million or $.12 per share (diluted) for the third quarter of fiscal 1999, a 29% increase. Net income for the nine months ended July 31, 2000 was $4.682 million or $.48 per share (diluted) compared to net income of $3.063 million or $.33 per share for the first nine months of fiscal 1999, a 53% increase. Note that all share and per share amounts have been restated to reflect the two-for-one stock split on July 17, 2000.

In mid-1999, the Company announced an aggressive growth strategy to expand beyond its traditional boundary of the lodging industry to become a nationwide provider of voice and data communications products. This growth strategy is being pursued through selective acquisitions and internal growth. During fiscal 2000, the Company has completed two acquisitions in pursuit of this strategy. On November 30, 1999, the Company acquired U.S. Technologies Systems, Inc. ("UST"). The purchase price paid for UST was $26 million in cash and 150,000 shares of XETA common stock. At the closing, the Company paid $23 million in cash plus the common stock. The remaining $3 million is subject to various hold-back provisions, $2 million of which can be satisfied through the achievement of certain growth targets with the remainder being held for two years as an indemnity against any breaches in the representations and warranties made by the owners in the sale documents. It is likely that growth targets associated with the $2 million portion of the hold-back will be satisfied by the end of the fiscal year and therefore that portion of the hold-back will likely be released. On February 29, 2000, the Company acquired substantially all of the net assets of Advanced Communication Technologies, Inc. ("ACT") for book value plus $250,000. At closing, the Company paid $3 million for the estimated book value of the net assets as of January 31, 2000. A final true-up of the purchase price based on the final book value of the net assets purchased as of February 29, 2000 is pending. Financing for these acquisitions was provided through a credit facility established with the Company's bank, which is more fully described under "Financial Condition" below. The Company's relationship with its bank is strong and management believes that additional senior debt capacity is available to fund future acquisitions beyond the amount available in the current facility.

In conjunction with its new focus as a voice and data integrator and the acquisitions, the Company changed its name to XETA Technologies, Inc.

Also, in February, 2000, the Company announced a strategic partnership with Darwin Networks to offer high-speed Internet access to the lodging industry. Under the agreement, XETA is a sales agent for Darwin Networks to offer a packaged system which includes XETA's Linux-based Virtual XL(TM) call accounting system integrated with Darwin's Linux-based high-speed DSL Internet access ("HSIA") system. In August, the Company and Darwin announced they had been selected to provide call accounting and in-room high-speed Internet access systems in 102 Lodgian, Inc. hotels. Installation of these systems has not been scheduled and significant revenues from this contract are not expected until fiscal 2001.

The following discussion should be read in conjunction with the Consolidated Financial Statements and the related notes thereto included elsewhere in this report on Form 10-Q. Except for the historical information contained herein, the matters discussed in this quarterly report on Form 10-Q may be considered "forward-looking" statements within the meaning of Section 27A of the Securities and Exchange Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include declarations regarding the intent, belief of current expectations of the Company and its management, statements regarding the future results of recent acquisitions, and the Company's gross margins,and are generally identified by such words as "expects," "plans," "believes," "anticipates" and similar words or expressions. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties. Actual results could differ materially from those indicated by such forward-looking statements. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are the risk factors identified in the Company's Annual Report on Form 10-K, which was filed on January 28, 2000 and those risk factors presented below in this report.

FINANCIAL CONDITION

The Company's capital structure changed dramatically since the beginning of the fiscal year as a result of the establishment of the new credit facility and the acquisitions of UST and ACT. During this period, cash balances declined $4.208 million consisting of cash used by operations of $2.368 million, cash provided by financing activities of $26.320 million and cash used in investing activities of $28.160 million.

Concurrent with the acquisition of UST, the Company established a new credit facility with its bank. During the most recent quarter, the Company expanded the facility from $40 million to $43 million by increasing the amount available on the revolving line of credit. The credit facility now consists of a $23 million term loan which was used to purchase UST, a $12 million dollar acquisition facility available for additional acquisitions ($3 million of which was used to fund the purchase of ACT's net assets), and an $8 million revolving credit facility for working capital needs. See Note 3 of the Notes to Consolidated Financial Statements for a further description of the terms of the credit facility.

Management believes that it has sufficient credit capacity to pursue its growth strategy, including additional acquisitions. The evaluation of potential acquisition candidates is ongoing. These evaluations center on the target's cash flows, product and service mix, installation and service capabilities, and geographic reach. The purchase of some targets or the cumulative effect of purchasing several targets could require additional capital in excess of the credit facility currently in place. While no assurance can be given, management believes that a wide variety of capital resources are available including additional bank debt, subordinated debt, secondary equity offerings, pooling-of-interests transactions, private placements of either debt or equity instruments, and combinations of all of the above.

RESULTS OF OPERATIONS

With the expansion of the Company's strategy to market products and services beyond the lodging market, the Company is reporting its revenues from three major sources: sales of equipment to the commercial market, sales of systems to the lodging market and installation and service activities derived from both markets.

Commercial Equipment Sales. Sales of equipment to the commercial market (defined as sales to non-lodging customers) were $13.638 million during the third quarter and $38.610 million since the acquisition of UST, or 8 months. The two primary commercial markets are small-of-large locations of Fortune 1000 companies and the next 10,000 largest enterprises. Approximately 40% of the Company's commercial equipment sales are generated from the small-of-large segment, mainly through "partnering" with Lucent's direct sales force to sell and install communications systems (PBX's) to Lucent customers. Under these "partnering" arrangements, Company account executives work with Lucent National Account Managers ("NAM's") and Global Account Managers ("GAM's") to jointly serve Lucent customers. The Company adds value to the Lucent NAM's and GAM's sales efforts by offering speed of installation, cost-effective installation of smaller, outbound systems that may be networked to larger, "home office" communications systems served by Lucent's direct sales and service force, and web-based innovative solutions such as a private inventory system, standardized implementation for multi-location customers, consolidated invoicing and an electronic move-add-change process. The Company's Pacific Northwest operations (formerly
ACT) primarily focuses on the enterprise market, generating approximately 80% of its revenues from this segment. The Company intends to grow both target markets through a balanced strategy of internal expansion and acquisitions of additional dealers.

Lodging Systems Sales. Sales of lodging systems decreased $1.8 million or 38% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999. This decrease resulted from decreases in both the sales of lodging PBX systems (29%) and call accounting systems (58%). For the first nine months of fiscal 2000, total lodging systems sales were relatively flat, increasing $42,000. These results reflect an increase in sales of lodging PBX systems of $1.990 million or 23which is a considerably smaller increase than in the first two quarters of this fiscal year, decreases in sales of call accounting systems of $1.6 million or 46%, and decreases in revenues earned from long distance services of $342,000 or 64%. The year-to-date increase in sales of PBX systems reflects the market's continued acceptance of the Company's PBX product and service offering, including the acceptance of the Company's Lucentproduct offering to the lodging sector. Overall, however, the Company has faced more difficult conditions in the marketing and sales of its products to the lodging sector this fiscal year, especially in contrast to the unusual sales activity in fiscal 1999 which was inflated in large part due to the desire by many customers to upgrade or replace their PBX systems prior to end of calendar year 1999 in preparation for the Year 2000. As expected, following this surge in orders for both PBX systems and the Company's Virtual XL(TM) call accounting systems, the lodging industry has returned to its more traditional purchasing practices.

In addition, the capital available to the lodging industry for new construction, remodeling, and investments in technology in 2000 has shrunk considerably, resulting in extended sales cycles and fierce competition. Management believes that this atmosphere will continue for the foreseeable future; however, the Company plans to continue to aggressively pursue the opportunities available for sales of call accounting products related to high-speed internet services to hotels and will continue marketing of its PBX product and service. Revenues earned from the Company's long distance service offering have declined throughout fiscal 2000 and will continue to do so. Contracts to provide this service, which were purchased in 1997, are now expiring and most of these contracts are not expected to be renewed by the customers.

Installation and Service Revenues. Installation and service revenues increased $3.962 million or 79% in the third quarter of fiscal 2000 compared to the third quarter of fiscal 1999 and increased $8.874 million or 66% for the year to date period. For the third quarter, $523,000 of the increase was from lodging division related activities, representing a 10% increase. The remainder of the increase in the quarter, $3.439 million, was earned from the Company's recently acquired commercial operations. For the year to date period, approximately $2.177 million of the increase was generated by the lodging division with the remaining $6.697 million earned by the acquired commercial operations. Increases in installation and service revenues earned from lodging customers generally represent increases in revenues from maintenance contracts as the Company continues to enjoy an increase in customers retained under maintenance agreements. Part of the Company's strategy for entering the Commercial market is to leverage its nationwide network of technicians to build a base of customers under maintenance contracts providing recurring revenues. Management intends to embark on this strategy in fiscal 2001 by marketing a proprietary maintenance offering to its target base of mid-sized ("Enterprise") firms.

Gross Margins. Total gross margins earned during the third quarter of fiscal 2000 were 32% compared to 37% in the third quarter of fiscal 1999 and were 30% for the year to date period in fiscal 2000 compared to 38% for the year to date period in fiscal 1999. This decline in overall gross margins is largely the result of a dramatic and planned change in product mix. The Company made a strategic decision in fiscal 1999 to enter the much larger and faster growing commercial market for voice and data products. As a result, sales of the Company's higher margin proprietary products were expected to decrease significantly as a percent of overall sales toward lower margin communication systems products. Management expects this new business model to produce overall gross margins of approximately 30%-33% as the Company delivers its trademark value propositions of speed and quality, deploys its unique offering of e-business solutions, expands its commercial services capacity and service offerings, and introduces more complex software-oriented applications such as call centers and unified messaging.

Gross margins earned on commercial equipment sales were 29% in the third quarter and were 29% for the nine months ending July 31, 2000. Although slightly below the historical gross margins earned by UST and ACT, the margins earned in the third quarter are generally in line with expectations based on current product mix. As part of its overall strategy, the Company plans to add more complex software applications and professional consulting services to its Commercial product mix to augment margins.

Gross margins earned on lodging systems sales were 36% in the third quarter and 36% for the first nine months of fiscal 2000 compared to 38% and 41%, respectively, for the same periods in fiscal 1999. This decline in year-to-date margins reflects the higher proportion of sales of PBX systems in the first quarter of 2000 compared to 1999. As discussed above, the Company enjoyed a surge in orders during 1999 for its Virtual XL(TM) system, which as a proprietary product, earns a higher margin than the Company's communication systems product line. This trend is expected to continue during fiscal 2000.

Gross margins earned on installation and maintenance activities were 35% in the third quarter and 30% for the first nine months of fiscal 2000 compared to 35% and 36%, respectively, for the same periods in fiscal 1999. Total installation and service margins have been lowered from historical levels by the Company's entry into the commercial voice and data market. However, the increase in installation and service margins earned in the third quarter as compared to the first two quarters of this fiscal year are the result of specific actions taken by the Company to bring the margins earned on Commercial installation and service activities in line with service margins earned in the lodging segment. Specifically, management has or is in the process of implementing the following initiatives: First, the Company is shifting the installation of commercial systems from a third-party model to an in-house model. The Company continues to scale up its technician capacity to be able to install Commercial systems on a national basis. As part of this process, the Company is implementing a new provisioning process designed to streamline commercial installations. Management believes that by the end of the current fiscal year, 80% of the targeted commercial system installations will be performed by in-house Company technicians. Second, as the Company has begun utilizing new job costing and pricing tools, its third-party services margins, including those earned on wiring installations, have improved. Management expects these improvements to continue. Finally, management believes that the gross margins on installation and maintenance activities will improve as the Company introduces new commercial service offerings, including several maintenance offerings. The margins earned in the third quarter are at the top end of management's expectations for gross margins on this revenue stream. In addition to the improvements made in the margins earned on Commercial service related activities, the margins earned on lodging service activities were assisted during the quarter by two unusually large, emergency service projects. Therefore, no assurance can be given that these margins will be sustained in the immediate future. However, management does expect gross margins of 32% to 35% to be earned on these revenues as implementation of the initiatives discussed above mature.

Operating Expenses. Excluding amortization expense, operating expenses were 18.9% of total revenues in the third quarter compared to 15.7% in the same period of fiscal 1999. For the first nine months of fiscal 2000, operating expenses, excluding amortization, were 16.5% of total revenues compared to 15.3% for the same period in fiscal 1999. The year-to-date operating expense levels are satisfactory to management given the rapid growth of the Company and the complexity of its operations compared to a year ago. However, the level of operating expenses as a percent of sales in the third quarter is beyond the target range that management has set during the rapid expansion of its business. Management believes that selling expenses grew faster than revenues in the third quarter due largely to lower sales production primarily related to slowdowns in the lodging and government markets. Amortization expense between the two periods consists of different components and is therefore not comparable. The majority of amortization expense recorded in fiscal 1999 related to the amortization of the purchase price of the PBX service contracts purchased from Williams Communications Solutions in late 1998, while the majority of the amortization expense recorded in fiscal 2000 is related to the acquisitions of UST and ACT. Note however, that the Company did record additional amortization expense of $208,000 in the first quarter of fiscal 2000 to write-off the remainder of its investment in the long distance contracts purchased in fiscal 1997. See discussion regarding "Lodging Systems Sales" above.

Interest Expense. Interest expense consists of interest on the Company's term loan facility that was used to fund the acquisitions made during the periods presented and other commitment fees due on the unused portion of the facility. Previous to the establishment of the credit facility in conjunction with the UST acquisition, the Company did not have any outstanding debt.

Interest and Other Income. Interest and other income decreased $86,000 in the third quarter compared to the same period a year ago and increased $16,000 in the first nine months of fiscal 2000 compared to the same period in fiscal 1999. The decrease in other income earned in the third quarter reflects a small adjustment of commission income earned on the sale of certain third party maintenance contracts. The Company earns interest income primarily on Xetaplan sales-type lease receivables.

Tax Expense. The Company has recorded a combined federal and state tax provision of 39% of income before taxes in both periods being presented. This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins. Net income as a percent of sales was 5.6% in the third quarter and 6.4% for the first nine months of fiscal 2000 compared to 11.3% and 11.7%, respectively, for the same periods in fiscal 1999. These lower operating margins reflect the Company's transition from a niche company in the small hospitality sector to a voice and data integrator in a larger and faster growing commercial voice and data integration market. Given the current environment of this new market, with its trend toward convergence utilizing internet protocol and the recent shift in Lucent's distribution strategy (see "Lucent Divestiture" under "Outlook and Risk Factors," below), management believes that quickly repositioning the Company to take advantage of these two significant trends is a strategic priority. The Company has elected to be aggressive in its entry into this market and is implementing a balanced growth strategy, which includes acquisitions and internal growth. In general, the lower operating margins were expected by management and reflect the additional interest and amortization expense the Company has incurred to pursue this strategy. In the near term, as management repositions the Company to take advantage of these trends in the commercial market, management expects the Company's after tax operating margins to range between 6%-8%. However, the operating margins earned in the third quarter were lower than expected due to softness in the lodging and government sectors of the Company's business and higher selling expenses as discussed above.

OUTLOOK AND RISK FACTORS

This report on Form 10Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this announcement regarding the Company's financial position, business strategy, plans and objectives of management of the Company for future operations, and industry conditions, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. The following discussion is an update to the "Outlook and Risk Factors" discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 1999. The discussions in that report regarding "Growth Strategy and Acquisitions", "Dealer Agreements", "Dependence on Key Personnel and Recruiting", and the "U.S. Economy" are still considered current and should be given equal consideration to the matters discussed below.

Lucent Divestiture. On March 1, 2000, Lucent Technologies, Inc. announced that it would spin-off its PBX business (along with two other operating units) into a new company. The transaction will be finalized in September, 2000. and the new company, named Avaya, has been operated by a new management team since the announcement of the divestiture. Avaya is the product source for the Company's PBX products sold through the commercial channel and partially through the lodging channel. The Company has received assurances from Avaya management that significant resources will be spent to establish the Avaya brand name in the marketplace and that there will be no significant changes in their distribution strategy. However, should the divestiture cause a disruption in the manufacturing, development or marketing of Avaya products, such disruption would likely have a material, adverse affect on the Company's business.

Dependence Upon Avaya "Business Partner Program" and Incentive Programs. As described under "Commercial Systems Sales" above, the Company has enjoyed a surge in sales of new PBX systems from its program to work with Avaya's NAM's and GAM's. Under this program, the Company sells and installs Avaya equipment to large Avaya customers under sales agreements negotiated by the NAM or GAM. The Company is typically engaged by Avaya because it can meet the customer's need for fast delivery and installation. Currently, the Avaya NAM's and GAM's receive identical compensation from Avaya regardless of whether their orders are fulfilled by Avaya's direct installation team or by a dealer such as the Company. While no assurance can be given, if Avaya were to alter their NAM and GAM compensation program to favor using Avaya's direct provisioning and installation teams, the Company would likely suffer material, adverse operating results. Also, Avaya, like many major manufacturers provides various incentive programs to support the advertising and sale of its products. The Company receives substantial rebates through these common incentive programs to offset both costs of goods sold and marketing expenses. These rebates are based on a combination of the dollar volumes of purchases of certain products, the number of units of certain products purchased, and the year-over-year growth in purchases of certain products. Historically, the requirements of these incentive programs are changed annually. While the Company does not expect such programs to be altered to the Company's detriment, there can be no assurance given that a change in these programs won't negatively impact the Company's profit margins and operating results.

Competitive Pressure from New Market Entrants. Earlier in the year, Lucent sold its Small Business Division to Expanets, a "partner entity" of Northwest Corporation. As a result of the sale, Expanets became the largest dealer of Lucent telecommunications products in the United States, a position previously held by the Company. While the Company and Expanets primarily target different segments of the market, there is some overlap at the lower end of the Enterprise market. This increased competition from a significantly larger and financially stronger competitor could negatively impact the Company's sales and gross margins.

Attracting and Retaining Talented Employees. As the Company continues to transform itself from a small, niche player selling proprietary equipment and distributed PBX systems to the lodging market into a premier, nationwide voice and data integrator specializing in complex, networked solutions, the need for talented and well-trained employees is critical. Currently, the market is highly competitive for the technically trained and product certified individuals needed to design, install and maintain the voice and data networks that will become the Company's primary product line over time, and the compensation for such individuals is rising much faster than general wages. Management believes that by providing opportunities at the leading edge of this technology and through appropriate compensation programs that provide both current income and long-term equity-based compensation, the Company can attract and retain the needed competencies for its growth plans. Should overall stock market conditions or the Company's operating performance result in a depressed market for the Company's common stock, those equity-based programs would likely not provide sufficient additional compensation to key employees. In those circumstances, it is likely that wages would have to be increased, thereby lowering the expected gross margins on installation and service revenues as well as overall operating margins.

Stock Market Volatility. The Company's stock is subject to extreme price and volume trading volatility. This volatility is sometimes tied to overall market conditions and may or may not reflect the operating performance of the Company. These fluctuations could adversely affect the market price of the Company's common stock.

Hotel Industry. While the overall U.S. economy remains strong, the hotel industry has lost some appeal to the capital markets compared to recent years. As a result, less capital is available to hotel operators for new construction, remodeling and investments in new technology. As a result, the Company has seen a return of longer sales cycles that had characterized the Company's experience with the industry prior to the last two years.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company did not use derivative financial instruments for speculative or trading purposes during the third quarter of fiscal 2000.

         Interest Rate Risk. The Company's cash equivalents, which consist of highly-liquid, short-term investments with an average maturity of less than 51 days, are subject to fluctuating interest rates. A hypothetical 10 percent change in such interest rates would not have a material effect upon the Company's consolidated results of operations or cash flows. The Company has a $43 million credit facility in place (see Note 3 to the Consolidated Financial Statements for details of the Company's long-term debt) to finance the expansion of its business pursuant to its balanced growth strategy of internal expansion and selective acquisitions. The Company is exposed to market risk from changes in interest rates related to this credit facility which is based upon either LIBOR or the bank's prime rate.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

ASSOCIATED BUSINESS TELEPHONE SYSTEMS, INC., PLAINTIFF VS. XETA CORPORATION, DEFENDANT AND THIRD-PARTY PLAINTIFF, VS. D&P INVESTMENTS, INC., THIRD-PARTY DEFENDANT - On August 30, 2000, the Court entered an order denying a motion by ABTS to strike certain damage claims by the Company; granting the Company an award of attorneys fees and costs in the amount of $36,575.91 as sanctions against ABTS for expenses incurred in conducting discovery relating to ABTS' claim for damages; and granting the Company the right to amend its counterclaims to add as additional parties certain principals of ABTS, individuals and affiliated companies to the lawsuit. On September 6, 2000, ABTS filed an appeal of the Court's order. A complete description of the subject matter of this lawsuit is contained in the Company's Annual Report on Form 10-K for the 1999 fiscal year, filed with the Commission on January 28, 2000, Commission File No. 0-16231.

During the fiscal quarter for which this report is filed, there were no material developments of which the Company is aware in the PHONOMETRICS' litigation, which the Company is monitoring. A detailed description of the Phonometrics' cases is contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1999 filed with the Commission on January 28, 2000.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

         On June 1, 2000, pursuant to the terms of a Stock Purchase Option which was previously granted by the Company upon the hiring of its current President as part of such individual's executive compensation package, the Company sold 10,000 shares of its Common Stock upon exercise by such individual of a portion of the option. The shares were sold for $11.25 per share, the exercise price of the option. The shares, which were not registered with the Commission, were sold in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the sale was made pursuant to a privately negotiated transaction with one individual and did not involve a general offering to the public; and the purchaser purchased the shares for investment purposes only and not with a view toward the distribution thereof.

ITEM 3 has been omitted because it is not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS.

During the fiscal period for which this report is filed, the Company held a special meeting of shareholders on June 26, 2000, at which the following two matters were submitted to a vote of the shareholders and approved.

         The first matter was an amendment to the Company's Amended and Restated Certificate of Incorporation, to increase the authorized shares of Common Stock to 50,000,000 and to change the par value of the Common Stock to $0.002 per share. This proposal passed by a vote of 3,284,581 shares For, 169,635 shares Against, and 5,274 shares Abstaining.

         The second matter, which was contingent upon approval of the first matter, was also an amendment to the Company's Amended and Restated Certificate of Incorporation to further reduce the par value of the

Common Stock to $0.001 per share in order to effect a two-for-one forward stock split for shareholders of record on June 30, 2000, as previously declared by the Board of Directors subject to shareholder approval of this amendment. This proposal passed by a vote of 3,430,603 shares For, 25,955 shares Against, and 2,932 shares Abstaining.

ITEM 5 has been omitted because it is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits - See Exhibit Index page.

(b) Reports on Form 8-K - During the quarter for which this report is filed, the Company filed no reports on Form 8-K.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 XETA CORPORATION
                                                 (Registrant)


Dated: September 13, 2000              By:   /s/ JACK R. INGRAM
                                          -----------------------------------
                                                      Jack R. Ingram
                                                      Chief Executive Officer


Dated: September 13, 2000              By:  /s/ ROBERT B. WAGNER
                                          -----------------------------------
                                                      Robert B. Wagner
                                                      Chief Financial Officer

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

                      *(c)     Amendment No. 2 to Amended and Restated
                               Certificate of Incorporation - Incorporated by reference to Exhibit 3(i)(c) to the Registrant's
                               Form 10-Q for the quarter ended April 30, 2000, filed on June 14, 2000 (File No. 0-16231).

                      *(d)     Amendment No. 3 to Amended and Restated
                               Certificate of Incorporation - Incorporated by reference to Exhibit 4.4 to the Company's
                               Post-Effective Amendment No. 2 to the
                               Registration Statement Form S-8, Reg. No.
                               33-62173, filed on June 28, 2000.

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

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
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

              *10.6   Real Estate Mortgage on the Registrant's Broken Arrow,
                      Oklahoma property--Incorporated by reference to Exhibit
                      2.5 to the Registrant's Form 8-K filed on December 15,
                      1999 (File No. 0-16231).

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

              *10.9   Stock Purchase Option dated February 1, 2000 granted to
                      Larry N. Patterson - Incorporated by reference to Exhibit
                      10.9 to the Registrant's Form 10-Q for the quarter ended
                      April 30, 2000, filed on June 14, 2000 (File No. 0-16231).

EXHIBIT
NUMBER                          DESCRIPTION
-------                         -----------
              *10.10  Amendment to Dealer Agreement Among Lucent Technologies,
                      Inc. Distributor, Inacom Communications, Inc.; and XETA
                      Corporation, For Business Communications Systems, dated
                      effective March 19, 2000 - Incorporated by reference to
                      Exhibit 10.10 to the Registrant's Form 10-Q for the
                      quarter ended April 30, 2000, filed on June 14, 2000 (File
                      No. 0-16231).

                               PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED
                               PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT.
                               SUCH PORTIONS HAVE BEEN FILED SEPARATELY WITH THE
                               COMMISSION WITH THE APPLICATION FOR CONFIDENTIAL
                               TREATMENT.

              *10.11 XETA Technologies 2000 Stock Option Plan - Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended April 30, 2000, filed on June 14, 2000 (File No. 0-16231).


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