Form 10-K
period 2000-10-31
XETA TECHNOLOGIES INC
filed 2001-01-29
CIK 742550

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended October 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16231

                             XETA Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Oklahoma                                      73-1130045
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1814 West Tacoma, Broken Arrow, Oklahoma                    74012
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number including area code:       (918) 664-8200
                                                   -----------------------------

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
--------------------------------------------------------------------------------
                                (Title of Class)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2000 (based upon the average bid and asked prices of such shares) was approximately $68,529,227.

         The number of shares outstanding of the registrant's Common Stock as of December 31, 2000 was 8,673,288 (excluding 1,018,788 treasury shares).

                        Exhibit Index appears at Page 25.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held March 20, 2001 are incorporated into Part III, Items 11 through 13 hereof.

                                     PART I

ITEM 1. BUSINESS

DEVELOPMENT AND DESCRIPTION OF BUSINESS

     XETA Technologies, Inc. (the "Company"), formerly XETA Corporation, an Oklahoma corporation formed in 1981, is a leading integrator of voice and data technologies. Fiscal 2000 represented the first year in the Company's announced three-year plan to expand beyond its traditional focus in the hospitality industry. This expansion is being fueled by changes in technology which will ultimately lead to the convergence of voice and data networking systems onto a single platform.

     The Company's expansion strategy includes a balanced approach of organic growth and acquisitions to: 1) establish a nation-wide commercial customer "beachhead" to deliver traditional telephony applications, 2) add complex convergence applications such as call centers, unified messaging and telephony over IP (including VoIP, or voice-over-Internet Protocol); and 3) introduce professional and consulting services. Reflecting that strategy, during fiscal 2000 the Company made two acquisitions of companies, both of which specialized in traditional voice systems with some experience in data applications. Subsequent to the close of the fiscal year, the Company acquired two more firms which bring voice and data integration capabilities to the Company.

     On November 30, 1999, the Company purchased 100% of the common stock of U.S. Technologies Systems, Inc. ("USTI"), then the largest dealer of Avaya Inc. ("Avaya", formerly Lucent Technologies) products in the United States. The USTI acquisition instantly gave the Company a strong sales presence in the Midwest and West, although USTI sold systems throughout the United States. On February 29, 2000, the Company purchased the assets of Advanced Communication Technologies, Inc. ("ACT"), also an Avaya dealer. ACT's operations consisted of both sales and services and were focused primarily in the Pacific Northwest. During the year, the Company established sales offices in Connecticut, serving the New York City area; Tampa, serving the Florida market; Dallas, serving north Texas; and Washington DC, serving the mid-Atlantic area. The combination of the acquisitions and internal growth largely completed the Company's first objective of creating a national presence in the voice market.

     On November 1, 2000, the Company made two additional acquisitions to begin its expansion into converged products and professional services. The Company purchased substantially all of the assets of PRO Networks Corporation, a Missouri-based company operating primarily in the Midwest and specializing in the sale, installation and service of data networking equipment, including Cisco's data products and virtual private networking solution as well as Avaya's data products. Simultaneously, the Company also purchased the assets of a professional services firm, Key Metrology Integration, Inc. ("KMI"). Most of KMI's employees are Microsoft Certified Systems Engineers ("MCSEs"). The Company expects to use KMI as its starting point to provide high-end LAN/WAN consulting services and unified messaging solutions. KMI's current customer base is primarily in the Pacific Northwest, but the Company plans to add consultants in major markets throughout the nation.

     Each of the foregoing acquisitions were funded with bank debt from a credit facility established simultaneously with the closing of the USTI transaction (see "MD&A--Liquidity and Capital Resources" for a description of this credit facility).

     Other developments during the year include changing the Company's name to XETA Technologies, Inc. and a two-for-one stock split. The name change was made to reflect the Company's vision to become the nation's premier voice and data integrator. On June 26, 2000, the Company reduced the par value of its common stock to $.002 and increased the authorized shares to 50 million. On June 30, 2000, the Company effected a two-for-one stock split by reducing the par value on its common stock to $.001. All share amounts reflected in this report have been restated accordingly to give effect to the stock split. The number of issued and outstanding shares (excluding treasury shares) at October 31, 2000 was 8,643,948.

COMMERCIAL PRODUCTS

     The Company sells Avaya telecommunications and converged products to commercial customers. The Company sells a wide range of communications servers offered by Avaya, including DEFINITY(R) Systems, MERLIN MAGIX(TM) Advanced Solutions systems and the PARTNER(R) Communications systems products. The Company also sells Avaya's INTUITY(TM) voice mail systems. Each of the products listed above have various models available depending on the feature set and size of the customer's application. In addition to selling Avaya systems, the Company enjoys a strong business selling aftermarket components such as additional phone sets, headsets, circuit packs, etc.

     In fiscal 2001, the Company will be selling Avaya's recently introduced new IP product line, named ECLIPS (Enterprise Class IP Solutions). The ECLIPS product line provides customers with the ability to carry voice traffic over an IP network. The ECLIPS line provides all of the features of existing communications servers while taking advantage of the cost savings to be attained by installing and maintaining one integrated network carrying both voice and data traffic. For current users of the DEFINITY(R) system, ECLIPS provides a migration path from a traditional to a converged network without having to discard an expensive capital investment.

HOSPITALITY PRODUCTS

     Communications Systems. The Company distributes Avaya's GuestWorks(R) Systems and Hitachi's 5000(R) Series Digital Communications Systems to the hospitality industry under nationwide, non-exclusive dealer agreements with both vendors. Both of these systems are equipped with lodging specific software which integrates with nearly all aspects of the hotel's operations. The Company also offers a variety of related products such as voice mail systems, analog telephones, uninterruptible power supplies, announcement systems, etc., most of which also have some lodging specific software features. Most of these products are sold in conjunction with the sale of new communications systems and, with the exception of voice mail systems, are purchased from regional and national suppliers. Sales of communications systems to the lodging industry represented 13%, 35%, and 36% of total revenues in fiscal 2000, 1999, and 1998, respectively.

     Call Accounting Products. The Company markets a line of proprietary call accounting systems under the name Virtual XL(R) Series ("VXL"). Call accounting systems act as a strategic link between a hotel's communications system and its guest billing system to enable the hotel to earn revenues from guest calls. These systems capture certain telephone usage information; use that information to calculate call charges, markup and taxes; and then transmit the charges to the hotel's guest billing system. Introduced in 1998, the VXL is a PC-based system designed to operate on a hotel's local or wide area network, and if that network is connected to the Internet, the VXL can also be accessed via an Internet connection. The VXL systems are the Company's latest technology in a series of call accounting products the Company has successfully marketed since its inception. Many of the Company's earlier products remain in the field and are supported by the Company's service and technical staff.

     The Company also markets a proprietary answer confirmation product under the name XPERT(R). The XPERT(R) system operates on the same platform as the VXL system, but its function is to compliment the VXL by minimizing guest charges for unanswered calls and allowing hotels to charge for answered calls of short duration which would otherwise be treated as unanswered and therefore not billed. Most call accounting systems, including the Company's systems, record and bill guests for calls which exceed a designated duration. The Company's XPERT(R) systems provide confirmation of the status of the call by monitoring trunk voltages associated with outgoing calls, thereby improving the accuracy of the hotel's guest billings and reducing guest complaints for improper charges.

     Long Distance Services. The Company markets a variety of long distance services to hospitality customers under a joint marketing agreement with Americom Communications Services, Inc. Most of the contracts to provide long distance services began expiring over a 15-month period beginning in April of 2000 and are not being renewed. As a result, revenues from these services have continued to decline throughout fiscal 2000.

INSTALLATION AND SERVICES.

     Historically, the installation and continued maintenance of the Company's lodging products have been the cornerstone of the Company's success. The lodging industry is a 24 hour-per-day, demanding environment in which any significant problem with the communications equipment can quickly rise to crises status. In response, the Company built extensive remote servicing capabilities into its proprietary systems and also built a nation-wide network of Company and third party technicians. The remote service capabilities have been a critical element of the Company's products since its inception and they enable technicians at the Company's Service Center to quickly and cost effectively diagnose, and in most instances, correct system malfunctions without the need of an on-site service call. The national network of technicians has enabled the Company to cost effectively install systems and perform on-site service with a consistent quality of service. For its proprietary systems, the Company provides a one-year limited warranty, generally from the date of installation. After the warranty period, service for these products is available under service agreements that provide varying levels of service based on the customer's needs. The majority of the Company's customers purchase service agreements for the Company's proprietary products. Since the Company began selling communications systems to the lodging industry in 1994, it has sold the systems with the manufacturer's warranty or with its own one-year warranty against defects in the equipment. Labor costs associated with fulfilling the warranty requirements are generally borne by the Company. Subsequent to the warranty period, the Company offers a unique, hotel-oriented service plan. This plan includes parts and labor coverage on the communications system plus a XETA call accounting system as well as other service options designed to meet the specific needs of each customer.

     If the Company is to be successful in its strategy to expand to become a nation-wide integrator of voice and data systems focusing on complex applications, the installation and maintenance of those systems will be a critical factor. Prior to its acquisition by the Company, USTI outsourced most of the installations of the systems it sold. One of the synergistic aspects of the Company's acquisition of USTI was the possibility of using the Company's existing service infrastructure to perform installations of commercial systems and therefore enhance operating margins. During fiscal 2000, the Company has worked to train its existing technicians on the Avaya commercial systems product line and has rapidly expanded its technician base to be able to in-source the installation of as many of the systems sold as possible. The operating model used in the Pacific Northwest operations, which was acquired in the ACT purchase, was similar to the Company's historical model in which they installed and maintained most of systems they sold. During fiscal 2001, the Company will expand its service offering to the commercial market to include maintenance contracts and time and materials services. The goal of this effort is to capture a significant source of recurring revenues in the commercial market similar to that enjoyed by the Company in the lodging market.

NETWORKING PRODUCTS AND PROFESSIONAL SERVICES.

     With the acquisition of PRO Networks and KMI, the Company acquired new competencies in Microsoft Exchange, data products, and IP telephony. The Company expects to use these new capabilities to expand into consulting for local area networks (LAN), wide area networks (WAN), and unified messaging (UM) networks. This consulting will include architecting, designing, implementing and monitoring these networks. In addition, the Company expects to expand into the design, implementation and support of data networks including virtual private networks using voice over IP technology.

SOFTWARE AND PRODUCT DEVELOPMENT.

     For the past several years, the Company's development efforts have been devoted to the XPANDER(R) system, a product designed as a more cost effective way to expand the capacity of a hotel's communications system. The desire to expand these systems is being driven by guest demand to have second line access in their hotel rooms to make and receive voice calls while at the same time being hooked up to a public or private data network. A by-product of the Company's work on XPANDER(R) was the Virtual XL(R) system which has become the Company's flagship call accounting product. Sales of the XPANDER(R) system, however, have been weak as most hotels have chosen to add additional lines in their rooms by increasing the size of their communications systems. Much of this expansion occurred as hotels upgraded their systems during the Y2K upgrade cycle. Due to the lack of demand for XPANDER(R) systems, the Company significantly decreased its spending on development of the system. Most of the personnel related to the Company's development efforts have been redeployed into supporting the technology infrastructure.

MARKETING

     The Company markets its products and services to the commercial market through its direct sales force and through "partnering" relationships with Avaya's direct sales force. The Company targets large and mid-sized companies as its primary market. Most of its relationships with larger, "Fortune 500" firms are the result of the Company's partnering with Avaya while relationships with mid-sized, "Enterprise" customers are generally direct relationships of the Company. Under the partnering arrangements with Avaya, the Company's account executives work with Avaya National Account Managers ("NAM's") and Global Account Managers ("GAM's") to jointly meet customers' needs. The Company offers a wide variety of value-added services for the NAM's and GAM's to utilize, such as nationwide project management capabilities and skills in emerging product applications such as Customer Relationship Management, Unified Messaging, and Voice over IP. The Company's efforts to sell systems to Enterprise customers is a major area of focus in fiscal 2001 as the Company strives to build its own base of customers that it can expose to the Company's full range of products and services. The Company expects to increase the number of its account executives and support staff during fiscal 2001 as it expands its regional coverage and reaches further into the Enterprise market. In addition to hiring additional staff, the Company invests heavily in training of its sales force and promotions of its brands and products.

     In marketing its products and services to the hospitality industry, the Company relies heavily on its experience and reputation in the industry to build long-term relationships with the wide range of personnel that can be the key decision makers for the purchase of hotel telecommunications equipment. These decision makers range from corporate hotel chain personnel, to property management officials, industry consultants, hotel owners, and on-site financial or operating officers. The Company has relationships with nearly all hotel chains and major property management companies. These relationships are one of the keys to the Company's past and future success. Typically, the Company focuses its marketing expenditures on efforts to continue to strengthen these relationships rather than broad promotional efforts that are employed in the commercial market. However, the Company does offer a variety of sales programs to the lodging industry, the most significant of which is the XETAPLAN program. Under the XETAPLAN program, customers are provided one of the Company's call accounting products for a period of three to five years in exchange for a monthly fee paid to the Company. Service on the products is also included in the contract. For communications systems it sells to the lodging industry, the Company offers a package of value-added services including a call accounting system and a service package with a specified number of free labor hours and weekly appointments with certified technicians to correct minor malfunctions or to perform routine maintenance. The Company does not anticipate expanding its hospitality-market sales force in fiscal 2001.

MAJOR CUSTOMERS

     During fiscal 2000, the Company did not have any single customer that comprised more than 10% of its revenues.

COMPETITION

     Commercial. Competition in the commercial market is intense at all levels from other Avaya dealers and Avaya direct to other manufacturers and their respective distribution channels. Management believes that ultimately its integrated business model, implemented on a nation-wide basis and targeted at complex applications for multi-location customers will be a differentiated strategy that will set the Company apart from its competitors and will ultimately provide higher operating profits and growth rates than the market average. This integrated business model contains four key elements: 1) traditional product offerings (voice and data systems, messaging servers, aftermarket components), 2) traditional services (maintenance, installation, time and materials services), 3) network consulting (architecture, design, integration, and project management), and 4) emerging applications (voice over IP telephony, unified messaging, call centers, and virtual private networks). By having all the pieces in the model, the Company is able to prospect for customers on a variety of fronts, address the customer's current needs, and then gain further penetration into the customer by exposing the customer to other products and services in the model. The Company believes that technology changes that are currently underway are significantly changing the distribution channels of the major manufacturers, including Avaya. These technology changes are requiring that channels invest heavily in training of sales and technical personnel. In addition, a national presence is of greater importance than ever before as more and more enterprise customers have multiple locations across the U.S.

     Hospitality. The Company believes that its most effective weapon in competing in the hospitality market is its commitment to differentiate itself by concentrating on the performance and reliability of its systems and by providing the highest level of service possible. Competition in this market is fierce and competitors range from large, well-known, well-financed companies to small, regional or local distributors, many of whom do not concentrate on the hospitality market but are simply located near the prospective customer. While the Company believes that its reputation and nation-wide presence contribute significantly to its success, there can be no assurance given that the Company will be able to continue to expand its market share in the future.

MANUFACTURING

     The Company assembles all of its proprietary products, which include the Virtual XL(R), XPERT(R) and XPANDER(R) systems, from an inventory of components, parts and sub-assemblies obtained from various suppliers. These components are purchased from a variety of regional and national distributors at prices which fluctuate based on demand and volumes purchased. Some components, although widely distributed, are manufactured by a single, usually foreign, source and are therefore subject to shortages and price fluctuations if manufacturing is interrupted. The Company maintains adequate inventories of components to mitigate short-term shortages and believes the ultimate risk of long-term shortages is minimal. The Company's proprietary products are based on PC technology, which is continually and rapidly changing. As a result, some of the components originally designed for use in the Company's systems have been phased out of production and replaced by more advanced technology. To date, these substitutions have not forced the Company to substantially redesign its systems and there has been minimal effect on the overall system cost. There can be no assurance given, however, that future obsolescence of key components would not result in unanticipated delays in shipments of systems due to redesign and testing of assemblies.

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

EMPLOYEES

     At December 31, 2000, the Company employed 400 employees, including 2 part-time employees.

COPYRIGHTS, PATENTS AND TRADEMARKS

     The Company has never applied for patent protection on its hardware or software technology with the exception of the technology for XPANDER(R), for which the Company has a patent pending. The Company claims copyrights on all of its proprietary circuit boards and software.

     While the Company believes that the ownership of patents, copyrights and registered trademarks is less significant to its success than its proprietary technology, quality and type of service and technical expertise, the Company recognizes that its reputation for quality products and services gives value to its product names. Therefore, the Company has registered as United States domestic trademarks the names "XETA," "XETAXCEL," "XACT," "XPERT," "XPERT+," "XL," "XPANDER," and "Virtual XL" for use in the marketing of its services and systems. All of these marks are registered on the principal register of the United States Patent and Trademark Office ("PTO"), with the exception of XPANDER(R) which is registered on the supplemental register.

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

ITEM 2. PROPERTIES

     The Company's principal executive office and Service Center are located in a 37,000 square foot, Company-owned, single story building located in a suburban business park near Tulsa, Oklahoma. This facility also houses the Company's warehouse and assembly areas to support its hospitality sales channel. The building is located on a 13-acre tract of land. The property is subject to a mortgage held by Bank One, Oklahoma, NA, to secure the Company's credit facility.

     The Company's commercial channel operations are located in leased facilities in St. Louis, MO, Portland, OR, and Seattle, WA. In addition to warehouses, these facilities house sales staff and management, accounting, purchasing, repair, warehousing, and installation support personnel. The Company leases other office space throughout the U.S. for sales and technical staff. Additionally, the Company has informal office arrangements with its regional technicians to allow for some storage of spare parts.

ITEM 3. LEGAL PROCEEDINGS

     The matter of ASSOCIATED BUSINESS TELEPHONE SYSTEMS, INC., PLAINTIFF, vs. XETA CORPORATION, DEFENDANT AND THIRD-PARTY PLAINTIFF, vs. D&P INVESTMENTS, INC. AND COMMUNICATIONS EQUIPMENT BROKERS, INC., THIRD PARTY DEFENDANTS, filed in June, 1995, is still pending before the United States District Court for the Northern District of Oklahoma. This matter arises from a 1986 distributor's agreement between the Company and D&P, pursuant to which the Company sold call accounting systems to D&P for resale, and a maintenance agreement between the Company and ABTS pursuant to which the Company furnished maintenance services for such systems. After having some of its claims dismissed by the Court, ABTS' remaining claims are based on breach of contract and tortious interference with certain customer relationships. The stated amount of damages sought by ABTS in this matter is approximately $809,000. The Company seeks in excess of $3 million in damages in its counterclaims against ABTS and third-party claims against D&P. In November, 1999, during a pretrial conference, ABTS and D&P disclosed to the Court that both of these companies had been dissolved during the pendency of this litigation, without notice to the Company. In view of this fact, and following ABTS' and D&P's failure to provide certain financial information to the Company as ordered by the Court, the Court postponed trial in this matter and granted the Company the right to conduct discovery into the financial affairs of ABTS, D&P and ABTS' related companies. The Company is currently conducting such discovery. The Company has also filed a motion to dismiss ABTS' and D&P's claims for their continued failure to disclose certain other documents requested in 1997. While the Magistrate Judge has recommended that one of ABTS' claims be stricken, the District Judge has--upon ABTS' appeal--taken this issue under advisement. On August 30, 2000, the District Court granted the Company's Motion to Amend to add the following third-party defendants: Dominic Dalia, an individual; Bernice Dalia, an individual; Michael Dalia, an individual; A.B.T.S. International Corp., f/k/a A.B.T.S. Investment Corporation, a/k/a ABTSI; Intelecable N.A., Inc.; Intelepower N.A., Inc.; Intelemedia N.A., Inc.; Intelnet Services of North America, Inc., d/b/a Hotel Digital Network, d/b/a HDN; Intelnet Services of North America, Inc. (Business I.D. No. 0100567092); Intelnet Services of North America, Inc. (Business I.D. No. 010060200); D. P. Southfield, Inc.; Telesource, Inc.; Inntraport International Corp., f/k/a Innterport International Corp. f/k/a Intelnet International Corp.; and Dalia Associates, a partnership. At this point it is not anticipated that a trial date will be reset anytime within the next nine to twelve months. The Company intends to continue to vigorously defend ABTS' claims against it and to pursue all of its counterclaims and third-party claims against ABTS, D&P, and the other third-party defendants.

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

     All of the cases filed by Phonometrics against the Company's customers were originally filed in, or transferred to, the United States District Court for the Southern District of Florida. On October 26, 1998 the Florida Court dismissed all of the cases filed against the hotels for failure to state a claim, relying on the precedent established in Phonometrics' unsuccessful patent infringement lawsuit against Northern Telecom. In its order dismissing Phonometrics' complaints, the Florida court noted that Phonometrics failed to allege that the hotels' call accounting equipment displays cumulative costs in real time as they accrue and displays these costs on a visual digital display, both of which are necessary to establish infringement of Phonometrics' patent, as determined in the Northern Telecom case. On November 13, 1998, Phonometrics appealed the Florida court's order to the United States Court of Appeals for the Federal Circuit. The Court of Appeals reversed the District Court's dismissal of the cases, but did so solely upon the basis of a procedural matter. The Appeals Court made no ruling with respect to the merits of Phonometrics' case and remanded the cases back to the Florida court for further proceedings. These cases were reopened in April, 2000 and since then Phonometrics has filed motions to disqualify the District Court judge hearing the cases. These motions have been denied. The Company will continue to monitor proceedings in these actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
MATTERS.

     The Company's Common Stock, $.001 par value, is currently traded on the over-the-counter market and is reported in the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol "XETA."

     The high and low bid prices for the Company's Common Stock, as reported by the National Association of Securities Dealers through its NASDAQ System, for each of the quarters during the Company's two most recent fiscal years are set forth below. These prices are adjusted to give retroactive effect to a two-for-one stock split with a record date of June 30, 2000. Furthermore, these prices reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                          2000                               1999
                                                          ----                               ----

                                                   High             Low             High              Low
                                                   ----             ---             ----              ---

        Quarter Ending:
        --------------

        January 31                          $   22 1/16     $    9 21/32       $   9 7/8       $    7 5/8
        April 30                               33 15/16         15 17/32           9 5/8            7 1/2
        July 31                                  23 3/4           10 7/8          22 7/8           9 1/32
        October 31                                   19                8          22 1/2           13 1/2

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

     As of December 31, 2000, the latest practicable date for which such information is available, the Company had 169 shareholders of record. In addition, based upon information received annually from brokers holding stock in the Company on behalf of beneficial owners, the Company has approximately 7,000 beneficial shareholders.

     On August 11, 2000, the Company granted an individual stock purchase option for 10,000 shares of the Company's Common Stock to Mr. Patterson, the Company's Sr. Vice President of Operations, in recognition of his contribution to the Company's financial performance since his hiring. This option was contemplated by and granted in accordance with the original compensation package offered to Mr. Patterson upon his hiring by the Company. The underlying option shares are not registered, although the Company intends to register such shares in the future. The option was granted in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, in that the grant was made pursuant to a privately negotiated transaction with one individual and did not involve a general offering to the public, and the option was granted as compensation. The option is exercisable in whole or in part on or after August 11, 2000 until the close of business on August 1, 2010, at an exercise price of $9.0625, the market price on the date of grant. The option automatically terminates to the extent not exercised if Mr. Patterson's employment is terminated by the Company due to a breach of his employment obligations.

ITEM 6. SELECTED FINANCIAL DATA.

Selected financial data for the last five fiscal years is presented below. All amounts except share and per share amounts are in thousands.

    For the Year Ending October 31                   2000            1999           1998           1997           1996
                                                   --------        --------       --------       --------       --------
Results of Operations
  Commercial equipment sales                         54,199               0              0              0              0
  Installation and Service sales                     31,220          18,766         13,220          9,355          6,888
  Lodging systems sales                              17,000          18,497         12,227          9,405          6,552
                                                   --------        --------       --------       --------       --------
  Total Revenues                                    102,419          37,263         25,447         18,760         13,440

  Cost of commercial equipment sales                 38,606               0              0              0              0
  Cost of installation and services                  21,627          12,206          8,536          5,884          4,385
  Cost of Lodging systems                            11,172          11,067          7,916          6,074          4,072
                                                   --------        --------       --------       --------       --------
                                                     71,405          23,273         16,452         11,958          8,457

  Gross Profit                                       31,014          13,990          8,995          6,802          4,983
  Operating expenses                                 18,635           7,622          4,757          4,139          3,156
  Income from operations                             12,379           6,368          4,238          2,663          1,827
  Interest and other income                          (1,761)            665            671            667            662
                                                   --------        --------       --------       --------       --------
  Income before taxes                                10,618           7,033          4,909          3,330          2,489
  Provisions for taxes                                4,156           2,750          1,855          1,190            904
                                                   --------        --------       --------       --------       --------
  Taxes                                               6,462           4,283          3,054          2,140          1,585
                                                   ========        ========       ========       ========       ========

  Earnings per share - Basic                       $   0.77        $   0.53       $   0.38       $   0.27       $   0.20
  Earnings per share - Diluted                     $   0.66        $   0.46       $   0.33       $   0.23       $   0.17
  Weighted Average Common Shares Outstanding          8,350           8,021          8,120          8,024          7,884
  Weighted Average Common Share Equivalents           9,762           9,254          9,372          9,460          9,336


As of October 31              2000         1999         1998         1997         1996
                             ------       ------       ------       ------       ------
Balance Sheet Data:
  Working Capital            15,366        8,021        5,122        6,944        5,435
  Total Assets               74,149       25,316       18,292       14,820       12,364
  Long Term Debt             18,204            0            0            0            0
  Shareholders' Equity       25,565       14,551       11,185        9,337        7,071

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     For the fiscal year ended October 31, 2000, the Company reported record net income and revenues of $6.5 million and $102.419 million, respectively. These results represent a 51% increase in net income and a 175% increase in revenues and reflect the first year of the Company's efforts to expand beyond its traditional focus on the lodging industry into the distribution of telecommunications products and services to commercial businesses on a nation-wide basis. As a result of this aggressive expansion strategy, many important developments occurred during fiscal 2000. These developments are discussed in detail below.

     The Company's strategy to expand beyond the lodging industry into the commercial market is being fueled by significant changes in technology that are beginning to occur and are expected to accelerate during the next three to five years. The most significant of these technology changes is the development of packet switching. This technology is the mechanism by which data travels over the Internet and other data networks, usually using a standard form of transmission, called IP or Internet Protocol. However, advances have now been made to enable voice traffic to be carried over these same IP networks (Voice-over-IP or VoIP) at acceptable quality. The convergence of data and voice traffic over the same networks is being driven by cost as it is more cost effective to install and maintain one integrated network than two separate networks for data and voice. As a result of these changes in technology, the distribution channels which provide traditional voice products and services are changing dramatically as well.

     In June, 1999, the Company announced a three phase strategy to respond to these changes and rapidly expand its business. Phase one is to establish a nation-wide commercial customer "beachhead" to deliver traditional telephony applications. Phase two of the strategy is to add complex convergence applications such as VoIP telephony, call centers and unified messaging. Finally, phase three of the strategy is to introduce professional and consulting services to design these integrated networks and complex applications as well as to audit their efficiency. Management believes that by executing these strategies, the Company will come to market with a fully integrated business model in which it can prospect for customers based on nearly any need the customer may have or may need addressed. For example, the Company may make initial contact with the customer based on a product need such as after-market components. Subsequently, the customer can be introduced to other products and services such as: network efficiency audits, traditional services (maintenance contracts, installation of upgrades, etc.), messaging systems, or complex applications such as virtual private networks. The Company is executing this strategy using a balanced approach of acquisitions and internal growth.

     During fiscal 2000, the Company completed the acquisition of two companies. On November 30, 1999, the Company purchased 100% of the outstanding stock of U.S. Technologies Systems, Inc. ("USTI") for $26 million in cash and 150,000 shares of XETA common stock held in treasury with a market value of $3.3 million on the date issued. The Company paid $23 million in cash at closing and the remaining $3 million was subject to various hold-back provisions. As of October 31, 2000, hold-back provisions regarding $2 million of the total were satisfied and this amount plus accrued interest was paid on November 30, 2000. On February 29, 2000, the Company purchased substantially all of the assets of Advanced Communication Technologies, Inc. ("ACT") for approximately $3.5 million in cash. Both of these companies' primary focus was in voice applications. As a result of these acquisitions and internal growth accomplished during the year, the Company was able to largely achieve phase one of its strategy in fiscal 2000.

     Subsequent to the close of fiscal 2000, the Company made two additional acquisitions to begin its expansion into converged products and professional services, phases two and three of its strategy, respectively. On November 1, 2000, the Company acquired substantially all of the assets of PRO Networks Corporation, a Missouri based company specializing in the sale, installation and service of data networking equipment, including Cisco's data products and virtual private networking solution as well as Avaya's data products. Simultaneously, the Company also purchased the assets of a professional services firm, Key Metrology Integration, Inc. ("KMI"). Most of KMI's employees are Microsoft Certified Systems Engineers ("MCSEs"). The Company expects to use KMI as its starting point to provide high-end LAN/WAN consulting services and unified messaging solutions. The Company paid a total of $5.5 million in cash for the assets of these two companies, and will pay up to an additional $4.5 million if various growth targets are met.

     Each of the four acquisitions discussed above were funded from proceeds of a $43 million credit facility which is more fully described under "Liquidity and Capital Resources" below.

     On June 26, 2000, the Company reduced the par value of its common stock to $.002 and increased the authorized shares to 50 million. On June 30, 2000, the Company effected a two-for-one stock split by reducing the par value on its common stock to $.001. All share amounts reflected in this report have been restated accordingly to give effect to the stock split.

     The discussion below provides further analysis of the developments discussed above as well as other major factors and trends which management believes had the most impact on the results of operations for the years ended October 31, 2000 and 1999 compared to the previous years, and the financial condition of the Company for the years then ended.

     THE PRECEDING AND THE FOLLOWING DISCUSSIONS CONTAIN FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INCLUDE STATEMENTS CONCERNING EXPECTATIONS REGARDING THE COMPANY'S SALES, REVENUES, GROSS MARGINS, OPERATING MARGINS AND RESULTS OF OPERATIONS; THE COMPANY'S ABILITY TO IMPLEMENT ITS CURRENT BUSINESS PLAN AND GROWTH STRATEGY, AND TRENDS IN THE COMMUNICATIONS TECHNOLOGY INDUSTRY AND HOSPITALITY MARKETS. THESE AND OTHER FORWARD-LOOKING STATEMENTS (GENERALLY IDENTIFIED BY SUCH WORDS AS "EXPECTS," "PLANS," BELIEVES," "ANTICIPATES" AND SIMILAR WORDS OR EXPRESSIONS) ARE NOT GUARANTEES OF PERFORMANCE BUT RATHER REFLECT MANAGEMENT'S CURRENT EXPECTATIONS, ASSUMPTIONS AND BELIEFS BASED UPON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT AND THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES ARE DESCRIBED UNDER THE HEADING "OUTLOOK AND RISK FACTORS" BELOW. CONSEQUENTLY, ALL FORWARD-LOOKING STATEMENTS SHOULD BE READ AS IN CONJUNCTION WITH THE RISK FACTORS DISCUSSED HEREIN AND THROUGHOUT THIS REPORT.

RESULTS OF OPERATIONS

     Year ended October 31, 2000 compared to October 31, 1999. As stated above, net revenues for fiscal 2000 were $102.419 million, an increase of $65.1 million or 175% over the previous year. Of this increase, approximately $63.9 million represented revenues earned from companies acquired during the year.

     Commercial Equipment Sales. Sales of products to commercial customers were $54.2 million in fiscal 2000 and represented revenues earned from the former operations of USTI and ACT since their acquisition (11 months and 8 months, respectively). The Company is a non-exclusive dealer of Avaya voice products to the commercial market and sells Avaya's full range of communications servers as well as component parts in after-market sales. The Company focuses on two primary commercial market segments, small-of-large locations of Fortune 500 companies (the "Fortune 500 market") and the next 1000 largest enterprises (the "Enterprise" market). Sales to the Fortune 500 market are mainly generated through "partnering" arrangements with Avaya's direct sales force to sell and install communications systems to Avaya's customers. Under these partnering arrangements, the Company assists Avaya in assessing the customer's needs and in design, sale, installation and sometimes support of the applications or project. Although there is fierce competition among Avaya dealers to participate in these partnering opportunities, management believes the Company is uniquely qualified because of its nationwide project management capabilities and competencies in complex applications. The Company also focuses its efforts in the commercial market segment on the Enterprise market, representing mid-sized companies that typically have multiple locations. Generally, the revenues earned from the former USTI operations are more likely to originate from the Avaya partnering arrangements, while the revenues earned in the Pacific Northwest from the former ACT operations are more likely to originate from Enterprise customers in that region. The Company intends to aggressively grow its revenues earned from Enterprise customers during fiscal 2001 while continuing its strong relationships with the Avaya direct sales staff.

     Lodging Systems Sales. Sales of lodging systems declined $1.8 million or 10%. This decline consisted of a decrease in sales of call accounting systems of $2.4 million or 51% and an increase in sales of communications systems (PBX's) to the lodging market of $582,000 or 4%. Sales of call accounting products in fiscal 2000 returned to more normal levels after the surge in orders experienced in 1999, as many customers upgraded or replaced their systems in preparation for Y2K. In addition, the capital available to the lodging industry for new construction, remodeling, and investments in technology shrunk considerably in 2000, resulting in extended sales cycles and fierce competition. The Company was able to offset some of the impact of these trends through its offering of the Avaya GuestWorks PBX system. The Avaya system enabled the Company to break into new customer accounts who were not previously receptive to the Company's Hitachi

PBX offering. The Company will continue to go to the lodging market with both products, although the Company expects sales of new Avaya systems to continue to exceed sales of Hitachi systems, as was the case in fiscal 2000. Management believes that the atmosphere of limited budgets and extended sales cycles may continue for the foreseeable future or could worsen if the U.S. economy slows.

     Installation and Service Revenues. Installation and service revenues increased $12.4 million or 66% during fiscal 2000. Approximately $9.7 million of this increase was earned from the expansion of the Company's service capabilities into the commercial market. During fiscal 2000, the Company hired and trained additional technicians and implemented new provisioning processes and pricing strategies to address the needs of the commercial market. Revenues earned from the Company's traditional lodging installation and service activities grew approximately $2.7 million or 15%. This growth was fueled by increases in revenues earned from maintenance contracts and billable services on call accounting systems and PBX's, partially offset by decreases in installation revenues. During 2001, the Company plans to continue to expand its service and installation presence in the commercial market and believes that by offering a proprietary maintenance contract it can create a recurring stream of service revenues similar to that long enjoyed by the Company in the hospitality market.

     Other Revenues. Other revenues consists of revenues earned from the remaining long distance services contracts still in force and from non-recurring, low margin, sale of after-market products in which the Company acts a "broker" to facilitate the transaction for its customers. The Company is in the process of winding down its long distance services business as the remaining contracts to provide those services expire in fiscal 2001. The sale of after-market products included in this revenue caption involve transactions in which the Company procures large quantities of after-market components, typically telephone sets, for end-user customers. In these transactions, the Company typically does not take possession of the equipment, but simply has the equipment drop shipped directly to the customer's location, earning a small fee to process, bill and collect on the transaction.

     Gross Margins. Total gross margins earned in 2000 were 30% compared to 38% in 1999. This decline was expected as a result of a dramatic and planned change in product mix toward the commercial market for voice and data products. As the Company has executed its growth strategy through acquiring companies operating in the commercial market, the percentage of its business earned from higher-margin, specialized lodging products and services has declined as a portion of total revenues. Management expects the overall gross margins earned by its new business model to be in a range of 30%-33%, with some individual sectors of its integrated business model to earn gross margins significantly higher and some sectors to be lower than this blended rate. Generally, the Company expects its traditional voice systems to be within the blended range outlined above while the margins on data and converged products will be lower, and the margins on high-end applications and professional consulting services will be higher.

     The gross margins earned on commercial equipment sales in fiscal 2000 were 28.8%. The Company intends to continue to aggressively pursue the Avaya partnering opportunities that it enjoyed in fiscal 2000, although the margins earned on these sales are often lower than the Company's target for this revenue stream because of the buying power of these large, Fortune 500 customers and fierce competition for this segment of the business. In fiscal 2001, management intends to enhance its overall commercial equipment margins by selling more equipment into the Enterprise customer base and by shifting its product mix toward larger systems.

     The gross margins earned on lodging systems sales were 34% in fiscal 2000 compared to 39% in fiscal 1999. This decline represents a change in product mix in 2000 toward sales of more PBX systems and fewer call accounting systems as a portion of total lodging systems sales. As a proprietary product, the Company's call accounting systems earn a higher gross margin than the distributed PBX product line. Management believes the gross margins earned on lodging systems sales in fiscal 2000 are indicative of those expected to be earned in fiscal 2001.

     The gross margins earned on installation and service revenues in fiscal 2000 were 31% compared to 35% in fiscal 1999. Ultimately, management believes that gross margins earned on installation and service revenues will be in the range of 32% to 35% as it continues to develop the commercial sales model and leverage its nation-wide staff of technicians. Since the acquisitions of USTI and ACT, the Company has been continually working to improve both the revenues and margins earned by its installation and service activities. Specifically, the Company has or is in the process of implementing the following initiatives:
First, the Company is shifting the installation of commercial systems from a third party model to an in-house model. To do this, the Company has continued throughout the year to scale up its technician capacity and expertise in installing commercial systems. Also, the Company is implementing a new provisioning process designed to streamline commercial installations. This initiative is largely complete although the Company is continually evaluating its provisioning and logistics processes. Second, the Company implemented new job costing and pricing tools, thereby improving its margins on services still outsourced to third parties. Management is also continuing to evaluate this costing tool to ensure that these margins continue to improve. Finally, as discussed above, the Company has introduced a new commercial maintenance offering which management believes will provide a steady source of recurring revenues to offset the impact of fluctuations in installation activities and to cover the base of fixed costs.

     Operating Expenses. Total operating expenses, including selling, general and administrative ("SGA"), engineering, research and development ("Engineering"), and amortization were 18.2% of total revenues in fiscal 2000 compared to 20.5% of total fiscal 1999 revenues. SGA costs represented 15.7% of revenues in 2000 compared to 13.8% in 1999. These levels were satisfactory to management given the rapid growth of the Company and the complexity of its operations compared to a year ago. However, management believes that sales expenses grew at a faster rate than necessary in the last half of fiscal 2000 due to lower sales productivity, primarily related to slowdowns in the lodging, government and Pacific Northwest segments of its business. Engineering costs represented 1% of revenues in 2000 compared to 1.5% in 1999. The Company's engineering related costs have shifted dramatically in the last year to a more internal support function rather than a product-focused research and support function. Given the Company's growth and number of major locations, there is much greater need on supporting and integrating the Company's technology infrastructure. That focus will continue for the foreseeable future, and specifically in 2001, the Company intends to convert its existing variety of operating and accounting systems to one platform based on an Oracle database. Amortization expense between the two years consists of different components and is therefore not comparable. The majority of amortization expense in fiscal 1999 related to the amortization of the purchase price of the PBX service contracts purchased from Williams Communications Solutions in late 1998, while the majority of amortization expense recorded in fiscal 2000 is related to the acquisitions of USTI and ACT.

     Interest Expense. Interest expense consists of interest on the Company's credit facility that was used to fund the acquisitions discussed throughout this report, interest on a working capital revolver, and various commitment fees paid on the unused portion of the credit facility. Previous to the establishment of this credit facility, the Company did not have any outstanding debt.

     Interest and Other Income. Interest and other income consists primarily of interest income earned on XETAPLAN sales-type leases. Under these lease arrangements, the Company provides a call accounting system to its lodging customers and service on the system for a period of three to five years in exchange for a monthly or quarterly fee. Under the accounting rules followed by the Company, a portion of these payments are imputed as interest income. In fiscal 1999, interest income also included interest earned on cash investments. The decline in interest income reflects the decline in available cash balances for investments.

     Income Taxes. The Company recorded a provision for federal and state income taxes of $4.2 million or 39% of pre-tax income compared to $2.75 million or 39% of pre-tax income in fiscal 1999. This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

     Operating Margins. Net income as a percent of sales was 6.7% in fiscal 2000 compared to 11.5% in fiscal 1999. This lower operating margin reflects the Company's transition from a niche company in the small hospitality sector to a voice and data integrator in a larger and faster growing commercial voice and data integration market. Given the current environment of this new market, with its trend toward convergence utilizing internet protocol, and the accompanying changes required by the distribution channels to participate in this new environment, management believes that quickly repositioning the Company to take advantage of these two significant trends is a strategic priority. The Company has elected to be aggressive in its entry into this market and is implementing a balanced growth strategy, which includes acquisitions and internal growth. In general, the lower operating margins were expected by management and reflect the additional interest and amortization expense the Company has incurred to pursue this strategy. In the near term, as management repositions the Company to take advantage of these trends in the commercial market, management expects the Company's after-tax operating margins to range between 6% and 8%, with an expectation of the lower end of that range specifically in fiscal 2001.

     Year ended October 31, 1999 compared to October 31, 1998. For the fiscal year ended October 31, 1999, the Company reported record net income and revenues of $4.283 million and $37.263 million representing a 40% increase in net income and a 46% increase in total revenues compared to its 1998 fiscal year. The 46% increase in total revenues consisted of an increase in installation and service revenues of 42%, an increase in sales of systems of 59%, and a decrease in long distance revenues of 36%. By product line, fiscal 1999 revenues earned from communications systems (or "PBX's") related activities, including sales of new systems, installations and service, increased $8.267 million, or 45%, revenues from call accounting related activities increased $3.904 million or 63%, and revenues from the Company's long distance service offering declined $355,000 or 36%. All of the Company's revenues during fiscal 1999 were earned from the lodging market.

     Sales of PBX systems increased $3.860 million or 42% while revenues earned from PBX installation and service activities increased $4.407 million or 49% in fiscal 1999 compared to 1998. The growth in revenues was attributable to the continued acceptance of the Company's PBX product and service offering which included the introduction of the Lucent GuestWorks(R) communications system, and the robust U.S. economy which fueled continued new construction of hotels, significant remodeling projects and expansions of existing PBX systems to accommodate multiple phone line access in hotels. While sales of Hitachi systems still far outweighed sales of Lucent products in 1999, sales and installations of Lucent systems increased steadily during the last half of fiscal 1999 and the first quarter of fiscal 2000.

     During fiscal 1999, the Company experienced a surge in orders for call accounting systems that resulted in an increase in revenues from systems sold of $2.765 million or 139%. Revenues from call accounting installation and service activities increased $1.139 million or 27% during fiscal 1999. This surge in orders was primarily due to the broad market acceptance of the Company's Virtual XL(R) call accounting system.

     Revenues from the Company's long distance service offering declined $355,000 or 36% due to an erosion in the usage of 0+ services used by guests and customer hotels.

     Gross margins earned on total revenues increased to 38% in fiscal 1999 compared to 35% in fiscal 1998. The gross margins earned on installation and service revenues were unchanged in fiscal 1999 at 35% compared to fiscal 1998. However, the Company experienced pressure on the gross margins earned on installation and service revenues during fiscal 1999 and 1998, and both years' margins were lower than historical levels. The gross margins earned on systems sales increased to 39% from 33% in fiscal 1999 compared to 1998. This increase was primarily due to the favorable mix of systems sales toward higher margin call accounting systems. The gross margins earned on long distance services in fiscal 1999 were 67% compared to 59% in fiscal 1998. The gross margin earned on this revenue source during fiscal 1999 benefited from lower overall long distance revenues because the revenues were insufficient to trigger payments to the Company's marketing alliance partner.

     Total operating expenses, including selling, general, and administrative ("SGA"), engineering, research and development ("Engineering"), and amortization increased $2.865 million or 60% in fiscal 1999. However, of this increase, $1.555 million was attributable to an increase in amortization expense. Most of the increase in amortization was related to the Company's purchase of PBX service contracts in September, 1998 for $1.533 million, amortized over the average life of the contracts, which was approximately one year. Ignoring amortization expense, the costs of SGA and Engineering activities represented 15.2% of revenues in fiscal 1999 and 17.2% of fiscal 1998 revenues.

     Interest income was relatively unchanged between 1999 and 1998. The Company earned interest income from its sale-type lease contracts with customers and from cash investments. Interest income earned from additions to its sale-type lease receivables was offset by decreases in interest income earned on cash balances due to lower average cash on hand in fiscal 1999.

     The Company recorded a provision for federal and state income taxes of $2.750 million or 39% of pre-tax income compared to $1.855 million or 38% in fiscal 1998. The increase in the effective tax rate reflected an increase in the Company's estimated multi-state tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the Company's growth strategy and the related acquisitions made during the year, the capital structure of the Company changed dramatically during fiscal 2000. Concurrent with the acquisition of USTI, the Company established a $40 million credit facility to fund that transaction and provide a committed line of credit for working capital needs and to fund additional transactions. During the year, the Company expanded the working capital portion of the facility from $5 million to $8 million, thereby bringing the total available under the facility to $43 million. Borrowing under the acquisition portions of the facility is based on a multiple of EBITDA, as defined in the facility, including EBITDA of the target company. The interest rate charged on borrowings is based on a margin above LIBOR or Prime, with the margin adjusted for specific ranges of leverage as determined by the Company's debt ratio, as defined in the facility.

     Upon initiating the credit facility, the Company borrowed $23 million to finance the USTI acquisition. In February, 2000, the Company borrowed an additional $3.0 million to finance the acquisition of the assets of ACT. As a result of these borrowings, less the effect of scheduled principal payments, the total debt related to acquisitions at October 31, 2000 was $24.8 million. An additional $1 million was outstanding on the working capital portion of the facility. On the day following the close of the fiscal year, the Company borrowed an additional $5.5 million to complete the purchases of the assets of PRO Networks and KMI. Currently, the Company has approximately $3.5 million remaining capacity under the acquisition portion of the facility.

     Management believes that it has sufficient access to debt and equity capital to pursue its growth strategy, including additional acquisitions. Its evaluation of potential acquisition candidates is ongoing. These evaluations center on the target's cash flows, product and service mix, installation and service capabilities, and geographic reach. The purchase of some targets under consideration or the cumulative effect of purchasing several targets could exceed the available remaining capacity under the current credit agreement. The agreement currently in place was based upon the combined projected EBITDA (earnings before interest, taxes, depreciation and amortization) of XETA and USTI. Therefore, the Company's credit capacity, in the judgment of management, continues to increase as the Company's earnings expand. During the first quarter of fiscal 2001, the Company will be evaluating its needs for additional bank financing with a view towards securing additional capacity. While no assurances can be made, management believes that its current bank group is favorable towards expansion of the facility; however, at this time the Company has chosen not to incur the expenses required to do so. In addition to debt financing, the Company believes that a wide variety of other capital resources are available including subordinated debt, secondary equity offerings, pooling-of-interests transactions, private placements of either debt or equity instruments, and combinations of all of the above.

     During fiscal 2000, cash balances decreased $3.6 million. Sources of cash included cash earned from operations of $2.5 million and cash provided by financing activities of $23.0 million. Uses of cash included investing activities of $29.3 million. In addition to the investments made in the acquisitions described above, the Company invested $2.7 million in additions to property and equipment to fund expansion of its employee base and technology infrastructure. Principal payments made on the debt during the year were $4.2 million, all of which was made against the initial draw of $23 million. Beginning December 31, 2000, the acquisition draws made to fund the ACT, PRO Networks, and KMI acquisitions were converted to a term loan in accordance with the agreement and the Company will begin making principal payments accordingly.

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

     Growth Strategy and Acquisitions. Fiscal 2000 represented the first year in the Company's planned expansion beyond its traditional focus on the lodging market to become a nationwide integrator of voice and data technology serving the commercial market. Since the announcement of this strategy in June, 1999, the focus, size and capital structure of the Company has changed dramatically as is discussed in other areas of this report. These changes present a variety of risk factors to the Company including the integration of the operations and employees of new acquisitions (including possible problems with financial control and computer system compatibility; unanticipated costs; and loss of key employees), increased and significant demands on the Company's administrative, operational, financial and management personnel, use of debt and possibly equity capital to finance the planned growth, and the successful management of a fast growing company with nation-wide sales, service and administrative operations. The failure to effectively manage these changes could have a material, adverse effect on the Company's business, operating results, or financial condition and upon the investment community's perception of the Company's ability to carry out its growth strategy.

     Attracting and Retaining Talented Employees. As a result of changes in technology, the Company's strategy to grow faster than the market rate, and the overall tight U.S. labor market, the ability to attract and retain qualified employees is critical to the Company's success. As the Company continues to expand into the sales, installation, and maintenance of converged networks, the need for technicians with training certifications in the specific products and applications that the Company is selling will be essential. Currently, the demand for these individuals is extremely high and very competitive and compensation for such individuals is rising much faster than general wages. Management believes that by providing opportunities for these individuals at the leading edge of this technology and through appropriate compensation and training programs, the Company can attract and retain the needed competencies for its growth plans. Such compensation programs should be designed to provide both current income and long-term equity-based compensation. Should the disfavor of technology stocks that is currently prevalent in the stock market continue or should the Company's operating performance result in disfavor of the Company's stock in particular, then those equity-based programs would likely not provide sufficient additional compensation to attract or retain key employees. In those circumstances, it is likely that wages would have to be increased, thereby lowering the expected gross margins on installation and service revenues as well as overall operating margins. A similar tension is occurring related to the hiring and retaining of qualified sales personnel. In addition to attracting new account executives with the capability of prospecting for opportunities in the new, emerging applications and converged products, all of the Company's existing account executives must undergo a personal transformation to learn these products. The Company is investing heavily in the training of its sales force and will continue to evaluate its sales compensation programs to help ensure a high retention rate for its account executives. Notwithstanding the Company's efforts in these areas, no assurance can be given that the Company will be successful in hiring, training and retaining the personnel needed to effectively execute its current business strategy.

     Dealer Agreements. The Company sells communications systems under dealer agreements with Avaya, Inc. (formerly Lucent Technologies) and Hitachi Telecom,
(USA), Inc. The Company is a major dealer for both manufacturers and considers its relationship with both to be good. Nevertheless, if the Company's strategic relationship with Avaya, and to a lesser degree with Hitachi, were to be terminated prematurely or unexpectedly, the Company's operating results would be adversely impacted. Furthermore, in both the separate agreements that the Company has with Avaya for distribution of products to the commercial and lodging markets, respectively, and the agreement with Hitachi, the Company must meet certain volume commitments to earn the pricing structure provided in the dealer agreements. In addition, the Company's relationship with Avaya is administered through a joint agreement between the Company, Avaya, and one of Avaya's "super distributors", Voda One (formerly Inacom) through which the Company receives specified pricing from Voda One based on certain volume requirements. Should the Company fail to meet any of these requirements, future profit margins could suffer.

     Dependence Upon the Avaya "Business Partner Program" and Incentive Programs. As described above, the Company has built a significant portion of its commercial business from its program to work Avaya's NAM's and GAM's. Under this program, the Company partners with Avaya to design, sell, and install Avaya equipment to large Avaya customers under sales agreements negotiated by the NAM or GAM. The Company is typically engaged by Avaya because it can meet the customer's need for fast delivery and installation. Currently, the Avaya's NAM's and GAM's receive identical compensation from Avaya regardless of whether their orders are fulfilled by Avaya's direct installation team or by a dealer such as the Company. While no assurance can be given, if Avaya were to alter their NAM and GAM compensation program to favor using Avaya's direct provisioning and installation teams, the Company would likely suffer material, adverse operating results. Also, Avaya, like many major manufacturers, provides various incentive programs to support the advertising and sale of its products. The Company receives substantial rebates through these common incentive programs to offset both costs of goods sold and marketing expenses. These rebates are based on a combination of the dollar volumes of purchases of certain products, the number of units of certain products purchased, and the year-over-year growth in purchases of certain products. Historically, the requirements of these incentive programs are changed annually. While the Company does not expect such programs to be altered to the Company's detriment, there can be no assurance given that a change in these programs won't negatively impact the Company's profit margins and operating results.

     New Market Entrants. Earlier in the year, Lucent Technologies (prior to the spinning off of its Enterprise business, now called Avaya), sold its Small Business Division to Expanets, a "partner entity" of Northwest Corporation. As a result of the sale, Expanets became the largest dealer of Lucent/Avaya telecommunications products in the U.S., a position previously held by the Company. While the Company and Expanets primarily target different segments of the market, there is some overlap at the lower end of the Enterprise market. This increased competition from a significantly larger and financially stronger competitor could negatively impact the Company's sales and gross margins.

     Competition. Although the market for voice and data technologies integrators is in its infancy, competition will be formidable and real. The Company will be competing with established telecommunications companies that have a larger or more well-established commercial customer base, and with other technology companies that have existing voice and data integration competencies. With regard to the traditional voice communications market, the competitive environment is also fierce. As a distributor of telecommunications products for Avaya and Hitachi, the Company competes not only with distributors that represent other manufacturers' products, but also with other Avaya and Hitachi distributors. Avaya has approximately 800 voice dealers nationwide and Hitachi has more than 40 distributors that the Company competes against in the hospitality sector.

     Credit Facility and Reliance on Debt Financing. The Company's expansion into the commercial market segment through a strategy of acquisitions and aggressive internal growth has necessitated a dramatic change in the capital structure of the Company. To date, the Company has funded this expansion through the use of bank debt. Under the terms of the credit facility, the Company is subject to various financial and operating covenants. In fiscal 2000, the Company's capital expenditures exceeded the limit provided for in the credit facility. The Company has received a waiver of this covenant for fiscal 2000. While the Company believes that it will operate within the covenants in the future, there can be no assurance given that the Company's lenders would waive additional violations should they occur. As discussed under "Liquidity and Capital Resources" above, management believes that the Company can secure sufficient debt financing to support its planned growth strategy. However, should such debt financing not be available from its current lenders, there can be no assurance given that an agreement with other banks could be secured or that other forms of capital, such as private or public placements of equity, would be available.

     Section 338(h)(10) Election. The acquisition of USTI was a purchase of 100% of the stock of USTI for financial reporting purposes. However, for tax purposes, all of the parties to the purchase agreement agreed to elect under the applicable Internal Revenue Code, to treat the transaction as a purchase of assets by the Company. To properly affect the appropriate elections for this desired tax treatment, the required election form was to be filed by August 15, 2000. Since this election form has not been timely filed, the Company is working with its professional advisors and the former USTI shareholders in seeking administrative relief from the IRS to accept the election form as if it had been timely filed. Based on historical precedent, it is probable that administrative relief will be granted by the IRS. However, there can be no guarantee of such an outcome. Failure to obtain administrative relief will result in a loss of significant tax deductions to the Company over the next 15 years and as a result, will increase the Company's effective tax rate on its financial statements.

     Lodging Industry. As a result of less capital available to the lodging industry for new construction, remodeling and investments in new technology, the Company has seen a return of longer sales cycles that had characterized the Company's experience with the industry in recent years.

     SEC Regulation FD and Company Guidance for Future Results. During the Company's fourth quarter of fiscal 2000, a new SEC regulation regarding fair disclosure of material company information became effective. This regulation, commonly called Reg. FD, has significantly changed the methods by which public companies, including the Company, interact with stock market analysts, shareholders, the media, and other interested parties. In an effort to comply with Reg. FD, the Company has released a press release and held an open conference call with the analysts who write financial research reports on the Company to discuss management's expectations for fiscal 2001. This guidance provided a variety of information to help the analysts and other investors to form their own forecasts of 2001 results. Management expects to continue to update this guidance as fiscal 2001 unfolds. However, although management believes that such guidance currently reflects and, when updated, will continue to reflect its then current expectations of future results, there can be no assurance given that the Company's actual results will be consistent with the guidance given or with analysts' forecasts of such results.

     Pending Litigation. The Company is involved in several matters of pending litigation (See "Legal Proceedings" under Part I above). No loss contingencies, other than the estimated costs of bringing one of the cases to trial, have been recorded in the financial statements. Should the outcome of either of these matters be unfavorable, however, the Company may have to record expenses which might cause operating results to be materially lower than those expected.

     General Risk Factors. In addition to the specific factors discussed above, the following general factors can also impact the Company's overall performance and results of operations: the strength of the U.S. economy, the continued growth of the IP networking market, uncertainties inherent with rapidly changing technologies and customer demand, and relationships with suppliers, vendors and customers.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risks relating to the Company's operations result primarily from changes in interest rates. The Company did not use derivative financial instruments for speculative or trading purposes during the 2000 fiscal year.

         Interest Rate Risk. The Company's cash equivalents, which consist of highly-liquid, short-term investments with an average maturity of less than 51 days, are subject to fluctuating interest rates. A hypothetical 10 percent change in such interest rates would not have a material effect upon the Company's consolidated results of operations or cash flows. During fiscal year 2000, the Company entered into a $43 million credit facility, with variable interest rates based on either LIBOR or the bank's prime rate. At October 31, 2000, the Company had borrowings under the credit facility of $25.8 million. While the Company is exposed to changes in interest rates risk, a hypothetical 10% change in interest rates on its variable rate borrowings would not have a material effect on the Company's earnings or cash flow.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS OF THE COMPANY                                                             PAGE
--------------------------------------------                                                             ----


Report of Independent Public Accountants                                                                  F-1

Consolidated Financial Statements

        Consolidated Balance Sheets - October 31, 2000 and 1999                                           F-2

        Consolidated Statements of Operations - For
          the Years Ended October 31, 2000, 1999 and 1998                                                 F-3

        Consolidated Statements of Shareholders' Equity -
          For the Years Ended October 31, 2000, 1999 and 1998                                             F-4

        Consolidated Statements of Cash Flows - For the
          Years Ended October 31, 2000, 1999 and 1998                                                     F-5

Notes to Consolidated Financial Statements                                                                F-6

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Xeta Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Xeta Technologies, Inc. (formerly Xeta Corporation, an Oklahoma corporation) and subsidiaries as of October 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xeta Technologies, Inc. and subsidiaries as of October 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                           ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
   December 15, 2000

XETA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2000 AND 1999

                                                                                        2000               1999
                                                                                   --------------    --------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $      926,330    $    4,556,212
   Current portion of net investment in sales-type leases                               2,609,976         2,577,141
   Trade accounts receivable, net                                                      30,139,623         4,432,647
   Inventories, net                                                                     8,135,062         3,733,306
   Deferred tax asset, net                                                              1,133,487           622,595
   Prepaid expenses and other                                                             338,828           261,024
                                                                                   --------------    --------------
         Total current assets                                                          43,283,306        16,182,925
                                                                                   --------------    --------------

NONCURRENT ASSETS:
   Net investment in sales-type leases, less current portion                            2,505,841         3,843,743
   Property, plant and equipment, net                                                   6,854,851         3,942,540
   Goodwill, net                                                                       20,579,359                --
   Purchased service and long distance contracts, net of accumulated
     amortization of $2,557,168 and $2,162,938                                                 --           394,230
   Capitalized software production costs, net of accumulated
     amortization of $693,066 and $573,066                                                597,956           649,406
   Other                                                                                  327,658           303,633
                                                                                   --------------    --------------
         Total noncurrent assets                                                       30,865,665         9,133,552
                                                                                   --------------    --------------
           Total assets                                                            $   74,148,971    $   25,316,477
                                                                                   ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                               $    8,204,088    $           --
   Revolving line of credit                                                             1,000,000                --
   Accounts payable                                                                    11,750,607         2,126,654
   Unearned revenue                                                                     4,513,029         4,540,548
   Accrued liabilities                                                                  3,927,803         1,494,737
   Accrued income taxes                                                                   125,942                --
                                                                                   --------------    --------------
         Total current liabilities                                                     27,917,381         8,161,939
                                                                                   --------------    --------------

UNEARNED SERVICE REVENUE                                                                1,039,949         1,953,222

LONG-TERM DEBT, less current portion above                                             17,983,011                --

ACCRUED LONG-TERM LIABILITIES                                                           1,299,114                --

NONCURRENT DEFERRED TAX LIABILITY, net                                                    123,603           650,024

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued                         --                --
   Common stock; $.001 and $.05 par value, respectively; 50,000,000 shares authorized, 9,662,736 and 9,273,404 issued at October 31, 2000 and
     1999, respectively                                                                     9,662           231,835
   Paid-in capital                                                                      9,486,776         5,373,855
   Retained earnings                                                                   18,313,380        11,851,761
   Less- Treasury stock, at cost                                                       (2,244,659)       (2,906,159)
                                                                                   --------------    --------------
         Total shareholders' equity                                                    25,565,159        14,551,292
                                                                                   --------------    --------------
           Total liabilities and shareholders' equity                              $   74,148,971    $   25,316,477
                                                                                   ==============    ==============


The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the Years
                                                                    Ended October 31,
                                                     ----------------------------------------------
                                                         2000              1999            1998
                                                     -------------    -------------   -------------
COMMERCIAL SYSTEM SALES                              $  54,198,673    $          --   $          --
INSTALLATION AND SERVICE REVENUES                       31,219,629       18,766,095      13,219,687
LODGING SYSTEM SALES                                    17,000,599       18,496,957      12,227,545
                                                     -------------    -------------   -------------
NET SALES, INSTALLATION AND SERVICE REVENUES
                                                       102,418,901       37,263,052      25,447,232
                                                     -------------    -------------   -------------

COST OF COMMERCIAL SYSTEMS SALES                        38,606,406               --              --
INSTALLATION AND SERVICE COSTS                          21,627,342       12,206,057       8,535,823
COST OF LODGING SYSTEMS SALES                           11,171,774       11,066,635       7,916,888
                                                     -------------    -------------   -------------
TOTAL COST OF SALES, INSTALLATION AND SERVICE
                                                        71,405,522       23,272,692      16,452,711
                                                     -------------    -------------   -------------
         Gross profit                                   31,013,379       13,990,360       8,994,521
                                                     -------------    -------------   -------------

OPERATING EXPENSES:
   Selling, general and administrative                  16,050,364        5,136,228       3,992,470
   Engineering, research and development                   997,516          550,122         383,371
   Amortization                                          1,587,230        1,936,057         381,521
                                                     -------------    -------------   -------------
         Total operating expenses                       18,635,110        7,622,407       4,757,362
                                                     -------------    -------------   -------------

INCOME FROM OPERATIONS                                  12,378,269        6,367,953       4,237,159

INTEREST EXPENSE                                        (2,354,793)              --              --
INTEREST AND OTHER INCOME, NET                             594,143          664,903         670,541
                                                     -------------    -------------   -------------

INCOME BEFORE PROVISION FOR INCOME TAXES
                                                        10,617,619        7,032,856       4,907,700
PROVISION FOR INCOME TAXES                               4,156,000        2,750,000       1,855,000
                                                     -------------    -------------   -------------
NET INCOME                                           $   6,461,619    $   4,282,856   $   3,052,700
                                                     =============    =============   =============

INCOME PER SHARE - BASIC                             $         .77    $         .53   $         .38
                                                     =============    =============   =============
INCOME PER SHARE - DILUTED                           $         .66    $         .46   $         .33
                                                     =============    =============   =============

WEIGHTED AVERAGE SHARES OUTSTANDING                      8,350,299        8,021,248       8,119,932
                                                     =============    =============   =============
WEIGHTED AVERAGE EQUIVALENT SHARES                       9,761,703        9,254,442       9,370,160
                                                     =============    =============   =============



The accompanying notes are an integral part of these consolidated statements.

XETA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE YEARS ENDED OCTOBER 31, 2000


                                                    Common Stock                  Treasury Stock
                                             ---------------------------    --------------------------
                                               Number of                                                    Paid-in      Retained
                                             Shares Issued    Par Value       Shares         Amount         Capital      Earnings
                                             -------------   -----------    -----------    -----------    -----------   -----------
BALANCE AT OCTOBER 31, 1997                      2,207,285   $   220,728        189,747    $  (259,740)   $ 4,859,340   $ 4,516,205

   Stock options exercised                          78,999         7,900             --             --         85,000            --

   Tax benefit of stock options                         --            --             --             --        191,478            --

   Treasury Stock purchased                             --            --         74,800     (1,488,376)            --            --

   Net income                                           --            --             --             --             --     3,052,700
                                               -----------   -----------    -----------    -----------    -----------   -----------

BALANCE AT OCTOBER 31, 1998                      2,286,284       228,628        264,547     (1,748,116)     5,135,818     7,568,905

   Stock options exercised                          32,067         3,207             --             --         49,469            --

   Tax benefit of stock options                         --            --             --             --        188,568            --

   Treasury Stock purchased                             --            --         65,150     (1,158,043)            --            --

   Two-for-one stock split                       2,318,351            --        329,697             --             --            --

   Net income                                           --            --             --             --             --     4,282,856
                                               -----------   -----------    -----------    -----------    -----------   -----------

BALANCE AT OCTOBER 31, 1999                      4,636,702       231,835        659,394     (2,906,159)     5,373,855    11,851,761

   Treasury stock issued in acquisition                 --            --       (150,000)       661,500      2,638,500            --

   Stock options exercised $.05 par value           72,166         3,607             --             --        182,693            --

   Tax benefit of stock options                         --            --             --             --      1,004,696            --

   Change in par value of common stock                  --      (226,025)            --             --        226,025            --

   Two-for-one stock split                       4,708,868            --        509,394             --             --            --

   Stock options exercised $.001 par value         245,000           245             --             --         61,007            --

   Net income                                           --            --             --             --             --     6,461,619
                                               -----------   -----------    -----------    -----------    -----------   -----------

BALANCE AT OCTOBER 31, 2000                      9,662,736   $     9,662      1,018,788    $(2,244,659)   $ 9,486,776   $18,313,380
                                               ===========   ===========    ===========    ===========    ===========   ===========



The accompanying notes are an integral part of these consolidated statements.

XETA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          For the Years
                                                                                        Ended October 31,
                                                                         -----------------------------------------------
                                                                              2000             1999             1998
                                                                         -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                            $   6,461,619    $   4,282,856    $   3,052,700
                                                                         -------------    -------------    -------------
   Adjustments to reconcile net income to net cash provided by operating activities-
       Depreciation                                                            819,439          430,599          299,192
       Amortization                                                          1,587,230        1,936,057          381,521
       Loss on sale of assets                                                   17,665               --           14,577
       Provision for doubtful accounts receivable                              191,000           36,000           76,000
       Provision for excess and obsolete inventory                             325,000          496,170               --
       Change in assets and liabilities-
         (Increase) decrease in net investment in sales-type leases          1,559,228       (3,709,850)         793,189
         Increase in trade receivables                                      (9,072,384)        (907,446)      (2,135,358)
         (Increase) decrease in inventories                                  1,392,523       (1,723,570)        (523,508)
         (Increase) decrease in deferred tax asset                             111,533          (47,008)        (513,844)
         Increase in prepaid expenses and other assets                        (116,751)        (391,144)         (43,489)
         Decrease in prepaid taxes                                              18,700               --               --
         Increase in accounts payable                                        1,104,108          379,645        1,155,187
         Increase (decrease) in unearned revenue                            (2,834,396)       2,667,239          345,313
         Increase (decrease) in accrued liabilities                            (97,501)         670,283           84,758
         Increase in accrued income taxes                                    1,130,639            6,692          254,479
         Increase (decrease) in deferred tax liabilities                       (16,421)         123,143          (24,839)
                                                                         -------------    -------------    -------------
           Total adjustments                                                (3,880,388)         (33,190)         163,178
                                                                         -------------    -------------    -------------
              Net cash provided by operating activities                      2,581,231        4,249,666        3,215,878
                                                                         -------------    -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of USTI and ACT, net of cash acquired                          (26,556,154)              --               --
   Purchases of long distance contracts                                             --         (156,500)      (1,860,000)
   Additions to property, plant and equipment                               (2,720,054)      (1,555,769)      (2,497,096)
   Additions to capitalized software production costs                          (68,550)        (114,036)        (237,781)
   Proceeds from sale of assets                                                 82,325               --              852
                                                                         -------------    -------------    -------------
              Net cash used in investing activities                        (29,262,433)      (1,826,305)      (4,594,025)
                                                                         -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of debt                                           26,020,432               --               --
   Proceeds from revolving line of credit                                   23,750,000               --               --
   Principal payments on debt                                               (4,216,664)              --               --
   Payments on revolving line of credit                                    (22,750,000)              --               --
   Purchase of treasury stock                                                       --       (1,158,043)      (1,488,376)
   Exercises of stock options and warrants                                     247,552           52,676           92,900
                                                                         -------------    -------------    -------------
              Net cash (used in) provided by financing activities           23,051,320       (1,105,367)      (1,395,476)
                                                                         -------------    -------------    -------------
              Net increase (decrease) in cash and cash equivalents          (3,629,882)       1,317,994       (2,773,623)

CASH AND CASH EQUIVALENTS, beginning of year                                 4,556,212        3,238,218        6,011,841
                                                                         -------------    -------------    -------------

CASH AND CASH EQUIVALENTS, end of year                                   $     926,330    $   4,556,212    $   3,238,218
                                                                         =============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid during the period for interest                              $   1,620,462    $      18,296    $      22,694
                                                                         =============    =============    =============
   Cash paid during the period for income taxes                          $   2,956,054    $   2,675,135    $   2,116,908
                                                                         =============    =============    =============
   Contingent liabilities acquired in USTI acquisition                   $   4,500,000    $          --    $          --
                                                                         =============    =============    =============
   Treasury shares issued in USTI acquisition                            $   3,300,000    $          --    $          --
                                                                         =============    =============    =============


The accompanying notes are an integral part of these consolidated statements.

XETA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2000




1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

XETA Technologies, Inc., formerly Xeta Corporation, (XETA or the Company) is a nationwide integrator of voice and data technologies. The Company provides consulting, sales, engineering, project management, installation and service of Cisco data networking and IP networking solutions, Avaya voice and data systems, Microsoft Exchange, Avaya unified messaging systems, call centers, and telephony over IP solutions to the commercial market. In addition, the Company provides Hitachi and Avaya voice systems and XETA call accounting systems to the hospitality industry. XETA is an Oklahoma corporation.

U.S. Technologies Systems, Inc. (USTI) is a wholly-owned subsidiary of XETA and was purchased on November 30, 1999 as part of the Company's expansion into the commercial market. Xetacom, Inc. (Xetacom), is a wholly-owned, but dormant, subsidiary of the Company.

Cash and Cash Equivalents

Cash and cash equivalents at October 31, 2000, consist of money market accounts and commercial bank accounts.

Lease Accounting

A portion of the Company's revenues have been generated using sales-type leases. The Company sells some of its call accounting systems to the lodging industry under these sales-type leases to be paid over three, four and five-year periods. Because the present value (computed at the rate implicit in the lease) of the minimum payments under these sales-type leases equals or exceeds 90 percent of the fair market value of the systems and/or the length of the lease exceeds 75 percent of the estimated economic life of the equipment, the Company recognizes the net effect of these transactions as a sale as required by accounting principles generally accepted in the United States.

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

Revenue Recognition

The Company recognizes revenue from sales-type leases as discussed above under the caption "Lease Accounting." Service revenue is recognized monthly over the life of the related sales-type lease or service agreement on a straight-line basis. In fiscal year 2000, the Company changed its revenue recognition policy related to equipment sales, in order to provide better matching of revenues and expenses. Equipment revenues from call accounting and PBX systems sales are recognized upon shipment of the system. Installation revenue from system sales is recognized upon installation. Under the prior method, call accounting system sales were recognized 75 percent upon shipment with the remaining 25 percent recognized upon installation. PBX system sales were recognized 100 percent upon installation. The accounting change was not material to the financial statements.

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

Research and Development and Capitalization of Software Production Costs

The Company capitalizes software production costs related to a product upon the establishment of technological feasibility as defined by accounting principles generally accepted in the United States. Amortization is provided on a product-by-product basis based upon the estimated useful life of the software (generally seven years). All other research and development costs (including those related to software for which technological feasibility has not been established) are expensed as incurred.

Income Taxes

Several items of income and expense, including certain sales revenues under sales-type leases, are included in the financial statements in different years than they are included in the income tax returns. Deferred income taxes are recorded for the tax effect of these differences.

Warranty and Unearned Revenue

The Company typically provides a one-year warranty from the date of installation of its systems. The Company defers a portion of each system sale to be recognized as service revenue during the warranty period. The amount deferred is generally equal to the sales price of a maintenance contract for the type of system under warranty and the length of the warranty period.

The Company also records deposits received on sales orders and prepayments for maintenance contracts as deferred revenues.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recently Issued Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting about operating segments in the annual financial statements and requires reporting of selected information about operating segments in interim financial reports issued to shareholders.

In the first quarter of 2000, the Company adopted SFAS 131 in conjunction with its acquisition of USTI and the Company's internal realignment. The Company divided its operations into three reportable segments: commercial system sales, lodging system sales and installation and service. The Company defines commercial system sales as sales to the non-lodging industry. Installation and service revenues represent revenues earned from installing and maintaining systems for customers in both the commercial and lodging segments.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies. Company management evaluates a segment's performance based upon gross margins. Assets are not allocated to the segments. Sales to customers located outside of the United States are immaterial.

The following is tabulation of business segment information for 2000, 1999 and 1998. Segment information for 1999 and 1998 has been restated to conform to the current presentation.

                         Commercial        Lodging      Installation
                           System          System       and Service
                            Sales           Sales         Revenue          Total
                       -------------   -------------   -------------   -------------
2000
Sales                  $  54,198,673   $  17,000,599   $  31,219,629   $ 102,418,901
Cost of sales             38,606,406      11,171,774      21,627,342      71,405,522
Gross profit              15,592,267       5,828,825       9,592,287      31,013,379

1999
Sales                             --      18,496,957      18,766,095      37,263,052
Cost of sales                     --      11,066,635      12,206,057      23,272,692
Gross profit                      --       7,430,322       6,560,038      13,990,360

1998
Sales                             --      12,227,545      13,219,687      25,447,232
Cost of sales                     --       7,916,888       8,535,823      16,452,711
Gross profit                      --       4,310,657       4,683,864       8,994,521

In June 1998, the FASB issued Statement of Financial Accounting Standards 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement. Companies must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133, as amended by SFAS 137 is effective for fiscal years beginning after June 15, 2000. SFAS 133 cannot be applied retroactively and must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired or substantively modified after December 31, 1997. The Company adopted SFAS 133, effective November 1, 2000. The adoption of SFAS 133 did not have a material impact on the Company's financial statements.

Reclassifications

Certain reclassifications have been made to the 1999 and 1998 income statements to conform with the 2000 presentation. These reclassifications had no effect on net income.

Change in Par Value and Stock Split

On June 26, 2000, the Company reduced the par value of its common stock to $.001 and increased the authorized shares to 50 million.

The Company declared a two-for-one stock split which was effective on July 17, 2000. All share and per share amounts contained in these financial statements and footnotes have been restated to reflect the stock split.

Statements of Cash Flows

During 1999, $483,650 of spare parts inventory acquired as part of the purchased service contracts was reclassified from purchased service and long-distance contracts to inventory.

2.  ACQUISITIONS:

On November 30, 1999, the Company successfully completed the acquisition of USTI, a Missouri Subchapter S corporation. The Company purchased all of the outstanding common stock of USTI for $26 million in cash plus 150,000 shares of XETA common stock held in treasury with a market value of $3.3 million on the date of issuance. At closing, the Company paid the sellers $23 million in cash plus the common stock according to the terms and conditions of each of the purchase agreements which were negotiated separately with the sellers. The remaining $3 million was subject to various hold-back provisions, $2 million of which could be satisfied through the achievement of certain growth targets with the remainder being held for two years as an indemnity against any breaches in the representations and warranties made by the owners in the sale documents. As of October 31, 2000, the growth targets associated with the hold-back were achieved and $2 million was paid on November 30, 2000, in accordance with the terms of the transaction. The transaction is being accounted for using the purchase method of accounting and the associated goodwill of $21,109,330 is being amortized over 20 years. The accompanying operating results represent the results of operations of the Company after consolidating USTI's results since December 1, 1999.

The unaudited proforma information presented below consists of statement of operations data as presented if USTI's results had been consolidated from the first day of the period reported.

                                                                   Proforma
                                                             Year ended October 31,
                                                      ---------------------------------
                                                           2000              1999
                                                      ---------------   ---------------
  Revenues                                            $   106,462,887   $    75,213,052
  Net income                                          $     6,869,101   $     6,694,856
  Basic earnings per share                            $          0.82   $          1.27
  Diluted earnings per share                          $          0.70   $          1.10

On February 29, 2000, the Company acquired substantially all of the properties and assets (the "Assets") of Advanced Communication Technologies, Inc. (ACT) pursuant to the terms of an Asset Purchase Agreement (the "Purchase Agreement") dated February 22, 2000, entered into among the Company and ACT, its parent corporation, Noram Telecommunications, Inc., an Oregon corporation, and its parent corporation, Quanta Services, Inc., a Delaware corporation. The Company also assumed all of ACT's existing liabilities as disclosed on ACT's balance sheet with the exception of inter-company liabilities and federal and state income taxes payable by ACT. The purchase price of the Assets was the sum of $250,000 plus the book value (as defined in the Purchase Agreement) of ACT. ACT's reported book value as of January 31, 2000 was $2,770,432, which amount was paid by the Company to ACT in cash at closing. The $250,000 balance of the tentative purchase price was paid into escrow as security for the indemnification by ACT of any damages incurred by the Company by reason of any breach of warranty or representation made by ACT to the Company in connection with the Purchase Agreement. A determination of the final purchase price and the distribution of the escrow balance is expected to be concluded in February 2001. The entire purchase price was paid by advances drawn under the Company's credit facility, which is more fully described in Note 9 below. In conjunction with the purchase, the Company recorded $442,029 of goodwill, which is being amortized over 20 years.

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

3.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following at October 31:


                                                       2000           1999
                                                  -------------   -------------

Trade receivables                                 $  32,003,881   $   4,617,815
Less- reserve for doubtful accounts                   1,864,258         185,168
                                                  -------------   -------------
Net trade receivables                             $  30,139,623   $   4,432,647
                                                  =============   =============

Adjustments to the reserve for doubtful accounts consist of the following at October 31:


                                                       2000             1999
                                                  -------------    -------------

Balance, beginning of period                      $     185,168    $     168,513
Acquired at acquisition                               1,642,771               --
Provision for doubtful accounts                         191,000           36,000
Net write-offs                                         (155,016)         (19,345)
                                                  -------------    -------------
Balance, end of period                            $   1,864,258    $     185,168
                                                  =============    =============

4.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components at October 31:


                                                       2000           1999
                                                  ------------   ------------

Raw materials                                     $  1,235,842   $  1,268,635
Finished goods and spare parts                       8,032,695      3,285,841
                                                  ------------   ------------
                                                     9,268,537      4,554,476
Less- reserve for excess and obsolete inventory      1,133,475        821,170
                                                  ------------   ------------
         Total inventories, net                   $  8,135,062   $  3,733,306
                                                  ============   ============

Adjustments to the reserve for excess and obsolete inventories consist of the following:


                                                       2000             1999
                                                  -------------    -------------

Balance, beginning of period                      $     821,170    $     324,998
Acquired at acquisition                                 136,739               --
Provision for excess and obsolete inventories           325,000          496,172
Inventories written off                                (149,434)              --
                                                  -------------    -------------
Balance, end of period                            $   1,133,475    $     821,170
                                                  =============    =============

5.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at October 31:


                                                    Estimated
                                                     Useful
                                                      Lives            2000           1999
                                                   -----------     ------------    -----------

Building                                                20         $  2,397,954    $ 2,397,954
Data processing and computer field equipment           3-5            4,244,213      1,694,056
Land                                                    -               611,582        611,582
Office furniture                                        5               958,385        438,815
Auto                                                    5               266,668          9,486
Other                                                  3-7              677,137        356,446
                                                                   ------------    -----------

Total property, plant and equipment                                   9,155,939      5,508,339
Less- accumulated depreciation                                        2,301,088      1,565,799
                                                                   ------------    -----------

Total property, plant and equipment, net                           $  6,854,851    $ 3,942,540
                                                                   ============    ===========

6.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31:


                                                                      2000           1999
                                                                  ------------   ------------

Commissions                                                       $  1,608,576   $    192,463
Interest                                                               708,750             --
Payroll                                                                401,632        147,197
Bonuses                                                                334,476        849,863
Vacation                                                               294,905        126,679
Other                                                                  579,464        178,535
                                                                  ------------   ------------
Total current                                                        3,927,803      1,494,737
Noncurrent liabilities                                               1,299,114             --
                                                                  ------------   ------------
     Total accrued liabilities                                    $  5,226,917   $  1,494,737
                                                                  ============   ============

7.  UNEARNED REVENUE:

Unearned revenue consists of the following at October 31:


                                                                       2000           1999
                                                                  ------------   ------------

Service contracts                                                 $  1,884,155   $  1,575,385
Warranty service                                                     1,001,791      1,363,187
Customer deposits                                                    1,309,159      1,349,405
Systems shipped but not installed                                      196,766        123,729
Other                                                                  121,158        128,842
                                                                  ------------   ------------
Total current unearned revenue                                       4,513,029      4,540,548
Noncurrent unearned service revenue                                  1,039,949      1,953,222
                                                                  ------------   ------------
     Total unearned revenue                                       $  5,552,978   $  6,493,770
                                                                  ============   ============

8.  INCOME TAXES:

Income tax expense is based on pretax financial accounting income. Deferred income taxes are computed using the asset-liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities.

The income tax provision for the years ending October 31, 2000, 1999 and 1998, consists of the following:


                                                   2000             1999            1998
                                             -------------    -------------   -------------

Current provision - federal                  $   4,440,000    $   2,176,000   $   1,584,000
Deferred provision (benefit) - federal          (1,037,000)          76,000         (77,000)
State income taxes                                 753,000          498,000         348,000
                                             -------------    -------------   -------------
      Total provision                        $   4,156,000    $   2,750,000   $   1,855,000
                                             =============    =============   =============

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:


                                Year Ended
                                October 31,
                         -------------------------
                          2000      1999      1998
                         -----     -----     -----

Statutory rate              34%       34%       34%
State income taxes           7%        7%        7%
Other                       (2)%      (2)%      (3)%
                         -----     -----     -----
Effective rate              39%       39%       38%
                         =====     =====     =====

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31 are presented below:



                                                                          2000            1999
                                                                    -------------   -------------

Deferred tax assets:
   Prepaid service contracts                                        $     337,559   $     503,983
   Nondeductible reserves                                               1,630,311         423,069
   Unamortized cost of service contracts                                   31,186         102,094
   Other                                                                   29,224          33,124
                                                                    -------------   -------------
     Total deferred tax asset                                           2,028,280       1,062,270
                                                                    -------------   -------------
Deferred tax liabilities:
   Tax income to be recognized on sales-type lease contracts              203,305         802,581
   Unamortized capitalized software development costs                     603,606         220,798
   Unamortized cost of long distance and service contracts                     --          66,320
   Other                                                                  211,485              --
                                                                    -------------   -------------
     Total deferred tax liability                                       1,018,396       1,089,699
                                                                    -------------   -------------
     Net deferred tax asset (liability)                             $   1,009,884   $     (27,429)
                                                                    =============   =============

9. CREDIT AGREEMENTS:

Financing for the acquisitions described in Note 2 was provided through a $43 million credit facility with a bank. The $23 million paid at closing of the USTI transaction was funded with a 5-year term loan. The $3 million payment made at the closing of the ACT transaction was funded from the Company's acquisition facility. The remaining portion of the credit facility is an $8 million revolving line of credit. Interest on all the funded portions of the facility accrues at either a) the London Interbank Offered rate (which was 6.76% at October 31, 2000) plus 1.5% to 2.5%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or b) the bank's prime rate (which was 9.75% at October 31, 2000) plus up to .75%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of
 .20% to .45% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility.

Long-term debt at October 31, 2000, consists of the following:


       $8 million bank line of credit, due November 2002                         $    1,000,000

       Term note, payable in monthly installments of $50,340, due November
         2005                                                                         3,020,432

       Acquisition term note, payable in monthly installments of $383,334,
         due November 2004                                                           19,166,667

       Acquisition hold-back, payable in accordance with the purchase
         agreement                                                                    3,000,000
                                                                                 --------------
                                                                                     26,187,099

       Less-current maturities                                                        8,204,088
                                                                                 --------------

                                                                                 $   17,983,011
                                                                                 ==============

Maturities of long-term debt for each of the years ended October 31, are as follows:


   2001                                     $   8,204,088
   2002                                         6,204,208
   2003                                         5,204,208
   2004                                         5,204,208
   2005                                         1,370,387


On November 1, 2000, the Company drew an additional $5.5 million down on the acquisition portion of the credit facility to fund two acquisitions which are more fully described under Note 17. As a result, on November 30, 2000, the total $8.5 million drawn to date on the acquisition facility was converted into a new five-year term loan and the total monthly payments on the Company's term loans increased to $525,000.

The Company's indebtedness is collateralized by substantially all of the Company's assets.

The credit agreements require, among other things, that the Company maintains a minimum net worth, working capital and debt service coverage ratio and limits capital expenditures. At October 31, 2000, the Company was in compliance or had received waivers of violations with respect to the covenants of the credit agreements.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

10.  STOCK OPTIONS:

During fiscal 2000, the Company adopted a new stock option plan ("2000 Plan") for officers, directors and key employees. The 2000 Plan replaces the previous 1988 Plan, which had expired. Under the 2000 Plan, the Board of Directors or a committee thereof determine the option price, not to be less than fair market value, the date of the grant, number of options granted, and the vesting period. Although there are exceptions, generally options granted under the 2000 Plan expire 10 years from the date of grant, have 3-year cliff-vesting and are incentive stock options as defined under the applicable IRS tax rules. Options granted under the previous 1988 Plan generally vested 33 1/3% after a 1-year waiting period.


                                                                            Outstanding Options
                                                                           (1988 and 2000 Plans)
                                                                      --------------------------------
                                                                                         Price Per
                                                                        Number             Share
                                                                      ----------     -----------------

Balance, October 31, 1998                                                345,344     $        .25-8.75
Exercised                                                                 (8,268)    $       3.28-8.75
                                                                      ----------     -----------------
Balance, October 31, 1999                                                337,076     $       .25-4.375
Granted                                                                  258,400     $   9.0625-18.125
Exercised                                                                (99,732)    $       .25-4.375
Forfeited                                                                (21,100)    $       11-18.125
                                                                      ----------     -----------------
Balance, October 31, 2000                                                474,644     $      .25-18.125
                                                                      ==========     =================

At October 31, 2000 and 1999, options to purchase 341,804 and 115,196 shares, respectively, are exercisable.

The Company has also granted options outside the Plan to certain officers and directors. These options generally expire ten years from the date of grant and are exercisable over the period stated in each option. The table below presents information regarding options granted outside the Plan.


                                                                           Outstanding Options
                                                                      -----------------------------
                                                                                        Price Per
                                                                         Number           Share
                                                                      -----------      ------------

Balance, October 31, 1998                                               1,720,000      $  .25-.3875
Granted                                                                   800,000      $       5.94
Exercised                                                                (120,000)     $        .25
                                                                      -----------      ------------
Balance, October 31, 1999                                               2,400,000      $   .25-5.94
Granted                                                                    40,000      $      15.53
Exercised                                                                (289,600)     $        .25
                                                                      -----------      ------------
Balance, October 31, 2000                                               2,150,400      $  .25-15.53
                                                                      ===========      ============

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


                                                For the Year Ended October 31,
                                         ---------------------------------------------
                                             2000             1999           1998
                                         -------------   -------------   -------------

NET INCOME:
   As reported                           $   6,461,619   $   4,282,856   $   3,052,700
   Pro forma                             $   5,797,629   $   4,088,298   $   2,945,408

EARNINGS PER SHARE:
   As reported - Basic                   $         .77   $         .53   $         .38
   As reported - Diluted                 $         .66   $         .46   $         .33

   Pro forma - Basic                     $         .69   $         .51   $         .37
   Pro forma - Diluted                   $         .59   $         .44   $         .32

The fair value of the options granted was estimated at the date of grant using the Modified Black-Scholes European pricing model with the following assumptions: risk free interest rate (5.38% to 6.46%), dividend yield (0.00%), expected volatility (78.16% to 107.47%), and expected life (6 years).

11.  EARNINGS PER SHARE:

All earnings per share amounts disclosed herein have been calculated under the provisions of Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," effective December 31, 1997. All basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reported period. A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:


                                             For the Year Ended October 31, 2000
                                         ---------------------------------------------
                                            Income           Shares        Per Share
                                          (Numerator)    (Denominator)      Amount
                                         -------------   -------------   -------------
   Basic EPS
     Net income                          $   6,461,619       8,350,299   $         .77
                                         =============                   =============
     Dilutive effect of stock options                        1,411,404
                                                         -------------

   Diluted EPS
     Net income                          $   6,461,619      9,761,703    $         .66
                                         =============   ============    =============



                                             For the Year Ended October 31, 1999
                                         ---------------------------------------------
                                            Income          Shares         Per Share
                                          (Numerator)    (Denominator)      Amount
                                         -------------   -------------   -------------
   Basic EPS
     Net income                          $   4,282,856       8,021,248   $         .53
                                         =============                   =============
     Dilutive effect of stock options                        1,233,194
                                                         -------------

   Diluted EPS
     Net income                          $   4,282,856       9,254,442   $         .46
                                         =============   =============   =============



                                               For the Year Ended October 31, 1998
                                         ---------------------------------------------
                                            Income           Shares         Per Share
                                          (Numerator)    (Denominator)       Amount
                                         -------------   -------------   -------------
   Basic EPS
     Net income                          $   3,052,700       8,119,932   $         .38
                                         =============                   =============
     Dilutive effect of stock options                        1,250,228
                                                         -------------
   Diluted EPS
     Net income                          $   3,052,700       9,370,160   $         .33
                                         =============   =============   =============

12.  COMMITMENTS:

Minimum future annual payments to be received under various leases are as follows:


                                                                        Sales-Type
                                                                      Lease Payments
October 31,                                                             Receivable
                                                                      ---------------

    2001                                                               $  3,036,965
    2002                                                                  1,850,654
    2003                                                                    388,147
    2004                                                                     79,124
    2005                                                                      2,464
                                                                       ------------

                                                                          5,357,354
Less- imputed interest                                                      495,698
                                                                       ------------
Present value of minimum payments                                      $  4,861,656
                                                                       ============

On October 30, 1997, the Company's Board of Directors adopted a stock buy-back program in which management was authorized to spend up to one-third of net income for fiscal 1997 and for each subsequent fiscal quarter thereafter until the program is terminated. During fiscal 1999, the percentage of each quarter's net income allocated to the buy-back program was increased to one-half plus a one-time allocation of $500,000. During fiscal 1998, the Company purchased 299,200 shares at an average price of $4.98. During fiscal 1999, the Company purchased 260,600 shares at an average price of $4.45. While the buy-back program remains in place, the Company did not repurchase any shares in fiscal 2000. In addition, the Company's new credit agreement (See Note 9) places limits on the amount of shares that could be repurchased under the buy-back plan.

13.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

Marriott International/Marriott Host (Marriott) is a major customer of the Company. The Company has systems installed at various Marriott owned or managed hotels under the brands "Marriott," "Residence Inn by Marriott," "Courtyard by Marriott," and "Fairfield Inn by Marriott." Revenues from Marriott represented 22 percent of the Company's revenues for the year 1999 and 1998. Marriott has been a major customer of the Company since 1986 and management considers its relationship with Marriott to be good.

During fiscal 1998, revenues earned from Starwood Hotels and Resorts and from Prime Hospitality were 11 percent and 10 percent, respectively. Both of these companies are relatively new customers to the Company. The Company considers its relationship with both to be good.

During fiscal 2000, no single customer represented 10 percent or more of revenues.

The Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions, which, in turn, may impact the Company's overall credit risk. However, the Company sells to a wide variety of customers, and except for its hospitality customers, does not focus its sales and marketing efforts on any particular industry. Management considers the Company's credit risk to be satisfactorily diversified and believes that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 2000 and 1999.

14.  EMPLOYMENT AGREEMENTS:

The Board of Directors adopted a new bonus plan for fiscal 2000 to replace the plan previously in place. Under the 2000 plan, bonuses were to be paid to executives and key employees based on targeted financial results, which reflected the Company's annual operating plan. Those targeted results were not fully achieved in fiscal 2000; however, the Company elected to pay partial bonuses of approximately $120,000 to key employees.

In fiscal years 1999 and 1998, $1,114,000 and $793,000, respectively, were paid under the previous bonus plan.

15.  CONTINGENCIES:

Litigation

The matter of Associated Business Telephone Systems, Inc.(ABTS), plaintiff, vs. XETA Corporation, defendant and third-part plaintiff, vs. D&P Investments, Inc. (D&P) and Communications Equipment Brokers, Inc., third-party defendants, filed in June 1995, is still pending before the United Stated District Court for the Northern District of Oklahoma. This matter arises from a 1986 distributor's agreement between the Company and D&P, pursuant to which the Company sold call accounting systems to D&P for resale, and a maintenance agreement between the Company and ABTS pursuant to which the Company furnished maintenance services for such systems. After having some of its claims dismissed by the Court, ABTS' remaining claims are based on breach of contract and tortious interference with certain customer relationships. The stated amount of damages sought by ABTS in this matter is approximately $809,000. The Company seeks in excess of $3 million in damages in its counterclaims against ABTS and third-party claims against D&P. In November 1999, during a pretrial conference, ABTS and D&P disclosed to the Court that both of these companies had been dissolved during the pendency of this litigation, without notice to the Company. In view of this fact, and following ABTS' and D&P's failure to provide certain financial information to the Company as ordered by the Court, the Court postponed trial in this matter and granted the Company the right to conduct discovery into the financial affairs of ABTS, D&P and ABTS' related companies. The Company is currently conducting such discovery. The Company has also filed a motion to dismiss ABTS' and D&P's claims for their continued failure to disclose certain other documents requested in 1997. While the Magistrate Judge has recommended that one of ABTS' claims be stricken, the District Judge has - upon ABTS' appeal - taken this issue under advisement. On August 30, 2000, the District Court granted the Company's Motion to Amend to add the following third-party defendants: Dominic Dalia, an individual; Bernice Dalia, an individual; Michael Dalia, an individual; A.B.T.S. International Corp., f/k/a A.B.T.S. Investment Corporation, a/k/a ABTSI; Intelecable N.A., Inc.; Intelepower N.A., Inc.; Intelemedia N.A., Inc.; Intelnet Services of North America, Inc., d/b/a Hotel Digital Network, d/b/a HDN; Intelnet Services of North America, Inc. (Business I.D. No. 0100567092); Intelnet Services of North America, Inc. (Business I.D. No. 010060200); D.P. Southfield, Inc.; Telesource Inc.; Inntraport International Corp., f/k/a Innterport International Corp. f/k/a Intelnet International Corp.; and Dalia Associates, a partnership. At this point, the Company does not anticipate that a trial date will be set anytime within the next nine to twelve months. The Company intends to continue to vigorously defend ABTS' claims against it and to pursue all of its counterclaims and third-party claims against ABTS, D&P, and the other third-party defendants.

Since 1994, the Company has been monitoring numerous patent infringement lawsuits filed by Phonometrics, Inc. (Phonometrics), a Florida company, against certain telecommunications equipment manufacturers and hotels who use such equipment. While the Company has not been named as a defendant in any of these cases, several of its call accounting customers are named defendants. These customers have notified the Company that they will seek indemnification under the terms of their contracts with the Company. However, because there are other equipment vendors implicated along with the Company in the cases filed against its customers, the Company has never assumed the outright defense of its customers in any of these actions. Phonometrics seeks damages of an unspecified amount, based upon a reasonable royalty of the hotels' profits derived from use of the allegedly infringing equipment during a period commencing six years prior to the filing of such lawsuit and ending October 30, 1990.

All of the cases filed by Phonometrics against the Company's customers were originally filed in, or transferred to, the United States District Court for the Southern District of Florida. On October 26, 1998, the Florida Court dismissed all of the cases filed against the hotels for failure to state a claim, relying on the precedent established in Phonometrics' unsuccessful patent infringement lawsuit against Northern Telecom. In its order dismissing Phonometrics' complaints, the Florida court noted that Phonometrics failed to allege that the hotels' call accounting equipment displays cumulative costs in real time as they accrue and displays these costs on a visual digital display, both of which are necessary to establish infringement of Phonometrics' patent, as determined in the Northern Telecom case. On November 13, 1998, Phonometrics appealed the Florida court's order to the Untied States Court of Appeals for the Federal Circuit. The Court of Appeals reversed the District Court's dismissal of the cases, but did so solely upon the basis of a procedural matter. The Appeals Court made no ruling with respect to the merits of Phonometrics' case and remanded the cases back to the Florida court for further proceedings. These cases were reopened in April 2000 and since then Phonometrics has filed motions to disqualify the District Court judge hearing the cases. These motions have been denied. The Company will continue to monitor proceedings in these actions.

Other Matter

The acquisition of USTI was a purchase of 100% of the stock of USTI for financial reporting purposes. However, for tax purposes, all of the parties to the purchase agreement agreed to elect under the applicable provisions of the Internal Revenue Code rules, to treat the transaction as a purchase of assets by Xeta. To properly affect the appropriate elections for this desired tax treatment, the required election form was to be filed by August 15, 2000. Since this election form filing has not been timely filed, the Company is working with its professional advisors and the former USTI shareholders in seeking administrative relief from the IRS to accept the election form as if it had been timely filed. Based on historical precedence, it is probable that administrative relief will be granted by the IRS. However, there can be no guarantee of such an outcome. Failure to obtain administrative relief will result in the loss of significant tax deductions to the Company over the next 15 years and as a result, will increase the Company's effective tax rate on its future financial statements.

16.  RETIREMENT PLAN:

The Company has had a 401(k) retirement plan ("Plan") since 1994. In conjunction with the acquisition of USTI, the Company merged its Plan with the USTI 401(k) retirement plan. In addition to employee contributions, the Company makes discretionary matching and profit sharing contributions to the Plan based on percentages set by the Board of Directors. Contributions made by the Company to the Plan were $355,000, $167,689 and $160,000 for the years ending October 31, 2000, 1999 and 1998, respectively.

17.  SUBSEQUENT EVENT:

On November 1, 2000, the Company made two acquisitions to continue its expansion into voice and data integrated networks and services. The Company acquired substantially all of the assets of PRO Networks Corporation, a Missouri based company specializing in the sale, installation and service of data networking equipment. Simultaneously, the Company also purchased the assets of a professional services firm, Key Metrology Integration, Inc. (KMI). The Company paid a total of $5.5 million in cash for the assets of these two companies, and will pay up to an additional $4.5 million if various growth targets are met. Financing for these transactions was provided by the Company's credit facility which is more fully described in Note 9 above.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following quarterly financial data has been prepared from the financial records of the Company without an audit, and reflects all adjustments which, in the opinion of management, were of a normal, recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented.


                                     For the Fiscal Year Ended October 31, 2000
                                 -------------------------------------------------
                                                   Quarter Ended
                                 -------------------------------------------------
                                 January 31,   April 30,    July 31,    October 31,
                                    2000         2000         2000         2000
                                 ----------   ----------   ----------   ----------
                                        (in thousands, except per share data)


Net sales                        $   20,550   $   27,473   $   25,580   $   28,816
Gross profit                          6,262        7,964        8,137        8,650
Operating income                      2,624        3,335        2,954        3,465
Net income                            1,520        1,726        1,436        1,780
Basic EPS                        $     0.19   $     0.21   $     0.17   $     0.21
Diluted EPS                      $     0.16   $     0.17   $     0.15   $     0.18

                                    For the Fiscal Year Ended October 31, 1999
                                 -------------------------------------------------
                                                   Quarter Ended
                                 -------------------------------------------------
                                 January 31,   April 30,     July 31,    October 31,
                                    1999         1999         1999          1999
                                 ----------   ----------   ----------   ----------
                                        (in thousands, except per share data)

Net sales                        $    7,046   $    9,241   $    9,789   $   11,187
Gross profit                          2,749        3,595        3,601        4,045
Operating income                      1,160        1,764        1,653        1,791
Net income                              797        1,156        1,111        1,219
Basic EPS                        $     0.10   $     0.14   $     0.14   $     0.15
Diluted EPS                      $     0.09   $     0.13   $     0.12   $     0.13

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

         NAME AND AGE                                          POSITIONS WITH COMPANY
         ------------                                          ----------------------

         Jack R. Ingram                                        Chairman of the Board and Chief Executive
         Age 57                                                    Officer

         Jon A. Wiese                                          Chief Operating Officer, President and
         Age 44                                                    Director

         Robert B. Wagner                                      Chief Financial Officer, Secretary and
         Age 39                                                    Director

         Larry N. Patterson                                    Senior Vice President Operations
         Age 44

         Donald E. Reigel                                      Regional Vice President of Sales
         Age 46

         James J. Burke                                        Regional Vice President of Sales
         Age 56

         Sandra J. Connor                                      Regional Vice President of Sales
         Age 36

         Ron B. Barber                                         Director
         Age 46

         Donald T. Duke                                        Director
         Age 51

         Dr. Robert D. Hisrich                                 Director
         Age 56

         Mark A. Martin                                        Director
         Age 41

         Ronald L. Siegenthaler                                Director
         Age 57

     A brief account of the business experience for the past five years of the individuals listed above follows.

     MR. INGRAM has been the Company's Chief Executive Officer since August 1999. He served as the Company's President from July 1990 until August 2, 1999, and has been a director of the Company since March 1989. Mr. Ingram's business experience prior to joining the Company was concentrated in the oil and gas industry. Mr. Ingram holds a Bachelor of Science Degree in Petroleum Engineering from the University of Tulsa.

     MR. WIESE joined the Company on August 2, 1999 as President. Prior to joining the Company, Mr. Wiese was employed by Lucent Technologies, Inc. since 1989 where he held various executive offices since 1990, including President and Corporate Officer of Lucent's International Division based in Brussels. From 1997 until taking the position with the Company, he served as Vice President and Corporate Officer at Lucent and was responsible for its USA sales and service division where he had full P&L responsibility and managed twelve Vice Presidents and 17,000 Lucent employees. His functional responsibilities in this division included marketing, sales, service, human resources, finance, information technology, and order and asset management. Mr. Wiese holds a Bachelor of Science degree in finance and a Master of Business Administration degree in marketing from Oklahoma State University. He is also a 1994 graduate of the Cultural Transformation Program at the London School of Business.

     MR. WAGNER has been the Company's Vice President of Finance and Chief Financial Officer since March 1989. He has been with the Company since July, 1988 and became a member of the Board of Directors in March 1996. Mr. Wagner is a Certified Public Accountant licensed in Oklahoma and received his Bachelor of Science Degree in Accounting from Oklahoma State University.

     MR. PATTERSON joined the Company in March 2000 as Senior Vice President, Operations. Prior to his employment with the Company, Mr. Patterson worked for Exxon Corporation and held various executive positions in Europe, Asia and Latin America with Exxon Company, International. He is a member of the American Management Association and is active in Organizational Development, Leadership Development and Investment Management activities. Mr. Patterson received his Bachelor of Science Degree in Engineering from Oklahoma State University.

     MR. REIGEL joined the Company in June 1993 as PBX Product Sales Manager. He was promoted to Vice President of Marketing and Sales in June 1995; became Vice President of Hospitality Sales in December, 1999; and is currently the Regional Vice President of Sales with responsibility over the Northwest region and lodging. Prior to his employment with the Company, Mr. Reigel served as a national accounts sales manager for WilTel Communications Systems. Mr. Reigel received his Bachelor of Science Degree in Business from the University of Colorado.

     MR. BURKE joined the Company in November 1999 in conjunction with the acquisition of USTI and is currently the Regional Vice President of Sales for the Southwest region. Prior to his employment with the Company, he had been employed by USTI since August 1990 and served as the Western Region Sales Director and National Sales Director. Mr. Burke received his Bachelor of Science Degree in Business from Niagara University.

     MS. CONNOR joined the Company in September 2000 as a Regional Vice President of Sales with responsibility for the Eastern region and government sales. Prior to her employment with the Company, Ms. Connor served in various sales and sales operations assignments at Lucent Technologies, most recently as Area Sales Vice President for the New England Region - Enterprise Networks Division. Ms. Connor received her Bachelor of Science Degree in Management from the University of Massachusetts, Lowell.

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

     DR. HISRICH has been a director of the Company since March 1987. He occupies the A. Malachi Mixon III Chair in Entrepreneurial Studies and is Professor of Marketing and Policy Studies at the Weatherhead School of Management at

Case Western Reserve University in Cleveland, Ohio. Prior to assuming such positions, he occupied the Bovaird Chair of Entrepreneurial Studies and Private Enterprise and was Professor of Marketing at the College of Business Administration for the University of Tulsa. He is also a marketing and management consultant. He is a member of the Board of Directors of Jameson Inn, Inc. and Noteworthy Medical Systems, Inc., a member of the Editorial Boards of the Journal of Venturing and the Journal of Small Business Management, and a member of the Board of Directors of Enterprise Development, Inc. Dr. Hisrich received his Bachelor of Arts Degree in English and Science from DePaul University and his Master of Business Administration Degree (Marketing) and Ph.D. in Business Administration (Marketing, Finance, and Quantitative Methods) from the University of Cincinnati.

     Mr. MARTIN has been a director of the Company since April 2000. He co-founded U.S. Technologies Systems, Inc. ("USTI") in 1986 and continually served in different executive positions with USTI, including President, CEO and Chairman of the Board, until USTI was acquired by the Company in November 1999. Mr. Martin holds a Bachelor of Science Degree in Business Administration from St. Louis University.

     MR. SIEGENTHALER has been a director of the Company since its incorporation. He also served as its Executive Vice President from July 1990 until March 1999. Since 1974, through SEDCO Investments, a partnership in which Mr. Siegenthaler is a partner, and as an individual, Mr. Siegenthaler has been involved as partner, shareholder, officer, director, or sole proprietor of a number of business entities with significant involvement in fabrication and marketing of steel, steel products and other raw material, real estate, oil and gas, and telecommunications. Mr. Siegenthaler received his Bachelor's Degree in Liberal Arts from Oklahoma State University.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) written representations made to the Company by its directors and officers, the Company knows of no director, officer, or beneficial owner of more than ten percent of the Company's Common Stock who has failed to file on a timely basis reports of beneficial ownership of the Company's Common Stock as required by Section 16(a) of the Securities Exchange Act of 1934, as amended, except as follows: Mr. Burke and Ms. Connor were late in filing their Initial Statement of Beneficial Ownership of Securities on Form 3.

ITEM 11. EXECUTIVE COMPENSATION.

     That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 2001 and to be used in connection with the Company's Annual Meeting of Shareholders to be held March 20, 2001 is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     That portion of the Company's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 2001 and to be used in connection with the Company's Annual Meeting of Shareholders to be held March 20, 2001 is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     That portion of the Company's definitive Proxy Statement appearing under the caption "Related Transactions," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 2001 and to be used in connection with the Company's Annual Meeting of Shareholders to be held March 20, 2001 is hereby incorporated by reference.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) (1) Financial Statements - See Index to Financial Statements at Page 19 of this Form 10-K.

          (2)  Financial Statement Schedule - None.

          (3)  Exhibits - See Exhibit Index at Page 25 of this Form 10-K.

     (b) The Company filed no report on Form 8-K during the last quarter of the fiscal year ended October 31, 2000.

     (c)  See Exhibit Index at Page 25 of this Form 10-K.

     (d)  See Index to Financial Statements at Page 19 of this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    XETA CORPORATION


JANUARY 26, 2001                    BY:      /s/ Jack R. Ingram
                                       -----------------------------------------
                                         JACK R. INGRAM, CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


JANUARY 26, 2001                             /s/ Jack R. Ingram
                                    --------------------------------------------
                                    JACK R. INGRAM, CHIEF EXECUTIVE OFFICER AND
                                        DIRECTOR


JANUARY 26, 2001                             /s/ Jon A. Wiese
                                    --------------------------------------------
                                    JON A. WIESE, PRESIDENT


JANUARY 26, 2001                             /s/ Robert B. Wagner
                                    --------------------------------------------
                                    ROBERT B. WAGNER, CHIEF FINANCIAL OFFICER,
                                        VICE PRESIDENT OF FINANCE, AND DIRECTOR


JANUARY 25, 2001                             /s/ Donald T. Duke
                                    --------------------------------------------
                                    DONALD T. DUKE, DIRECTOR


JANUARY 24, 2001                             /s/ Ronald L. Siegenthaler
                                    --------------------------------------------
                                    RONALD L. SIEGENTHALER, DIRECTOR

                                  EXHIBIT INDEX

SEC No.                                     Description
-------                                     -----------


     (2)  PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
          SUCCESSION -

          *2.1 Asset Purchase Agreement by and among Quanta Services, Inc.,
               Noram Telecommunications, Inc., Advanced Communication
               Technologies, Inc. and XETA Corporation dated as of February 22,
               2000 - Incorporated by reference to Exhibit 2.3 to the Registrant's Form 10-Q for the quarter ended April 30, 2000, filed on June 14, 2000 (File No. 0-16231).

          *2.2 Asset Purchase Agreement dated as of October 31, 2000, by and among PRO Networks Corporation, as Seller, its shareholders The
               John Gerard Sargent Revocable Living Trust and The Nancy Rhea
               Sargent Revocable Living Trust, XETA Technologies, Inc., as
               Purchaser, and John Gerard Sargent and Nancy Rhea Sargent, individually - Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on November 15, 2000 (File No.
               0-16231).

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

               *(d) Amendment No. 3 to Amended and Restated Certificate of
                    Incorporation - Incorporated by reference to Exhibit 4.4 to the Company's Post-Effective Amendment No. 2 to the
                    Registration Statement Form S-8, filed on June 28, 2000
                    (File No. 33-62173).

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

         (9)      VOTING TRUST AGREEMENT - None.

         (10)     MATERIAL CONTRACTS -

                  *10.1    Dealer Agreement Among Lucent Technologies, Inc.;
                           Distributor, Inacom Communications, Inc.; and XETA
                           Corporation for Business Communications
                           Systems--Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended
                           April 30, 1999, filed on June 11, 1999 (File No.
                           0-16231).

                  *10.2    Stock Purchase Option dated June 17, 1999 granted to
                           Jon A. Wiese --Incorporated by reference to Exhibit
                           10.2 to the Registrant's Form 10-Q for the quarter ended July 31, 1999, filed on September 14, 1999
                           (File No. 0-16231).

                  *10.3 Stock Purchase Agreement dated as of August 1, 1999, between Mark A. Martin, individually, and Mark A.
                           Martin, Trustee under Living Trust of Mark A. Martin dated April 4, 1994, and XETA Corporation
                           -Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on December 15, 1999
                           (File No. 0-16231).

                  *10.4 Stock Purchase Agreement dated as of August 1, 1999, between Lawrence J. Hopp, individually, and Lawrence
                           J. Hopp, Trustee under Living Trust of Lawrence J.
                           Hopp dated October 13, 1994, and XETA Corporation
                           -Incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K filed on December 15, 1999
                           (File No. 0-16231).

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

                  *10.9    Employment Agreement dated November 30, 1999 between
                           Mark A. Martin and the Company - Incorporated by reference to Exhibit 99.1 to the Registrant's Form
                           8-K filed on December 15, 1999 (File No. 0-16231).

                  *10.10 Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson - Incorporated by reference to
                           Exhibit 10.9 to the Registrant's Form 10-Q for the quarter ended April 30, 2000, filed on June 14, 2000
                           (File No. 0-16231).

                  *10.11   Amendment to Dealer Agreement Among Lucent
                           Technologies, Inc. Distributor, Inacom
                           Communications, Inc.; and XETA Corporation, for
                           Business Communications Systems, dated effective
                           March 19, 2000 - Incorporated by reference to Exhibit
                           10.10 to the Registrant's Form 10-Q for the quarter ended April 30, 2000, filed on June 14, 2000 (File
                           No. 0-16231).

                  *10.12   XETA Technologies 2000 Stock Option Plan -
                           Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended April
                           30, 2000, filed on June 14, 2000 (File No. 0-16231).

                  10.13    HCX 5000(R) Authorized Distributor Agreement dated
                           April 1, 2000 between Hitachi Telecom (USA), Inc. and
                           XETA Corporation--Omitted as substantially identical to the Authorized Distributor Agreement dated April
                           8, 1993 between Hitachi America, Ltd. and XETA
                           Corporation which was previously filed as Exhibit
                           10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993 (File No.
                           0-16231).

                  10.14 Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson.

                  10.15    First Amendment to Credit Agreement dated August 21,
                           2000 among XETA Technologies, Inc., the Lenders, the
                           Agent and the Arranger.

                  10.16    Notice of Assignment by Lucent Technologies Inc.
                           dated September 14, 2000 of all contracts with XETA
                           Technologies, Inc. (including the Dealer Agreement) to Avaya Inc.

                  10.17    Asset Purchase Agreement dated as of October 31,
                           2000, by and among Key Metrology Integration, Inc. as
                           Seller, its principal shareholder The Douglas Wendell
                           Myers Revocable Living Trust, XETA Technologies,
                           Inc., as Purchaser, and Douglas Wendell Myers, individually.

                              The Schedules and Exhibits to the Asset Purchase
                              Agreement, each of which are listed below, have been
                              omitted from this report and will be furnished to the
                              Securities and Exchange Commission upon request.

                               Informational Schedules

                                    2.2(a)   Seller's Wire Transfer Instructions
                                    4.4      Employees Receiving Options
                                    8.9.3    Restricted Key Employees
                                    8.9.4    Key Contractors/Consultants
                                    8.9.6    Client List

                               Seller's Disclosure Schedules

                                    5.1      Certificate of Incorporation, Good
                                             Standing & Bylaws
                                    5.2      Joint Memorandum of Action by
                                             Shareholders and Sole Director
                                    5.6      Financial Statements
                                    5.8      Accounts & Notes Receivable
                                    5.9      Inventory
                                    5.10     Material Contracts
                                    5.11     Tangible Personal Property
                                    5.12     Permits - none
                                    5.13     Intangible Personal Property
                                    5.14     Real Property
                                    5.17     Trade Restrictions
                                    5.18     Employee Compensation
                                    5.19.1   Pension Plan(s)
                                    5.19.2   Welfare Plan(s) - none
                                    5.28     Locations
                                    5.30     Officers, Directors & Shareholders

                               Purchaser's Disclosure Schedules

                                    6.1      Certificate of Incorporation, Good
                                             Standing & Bylaws
                                    6.2      Resolutions of Purchaser's Board of
                                             Directors

                               Exception Schedules

                                    2.1      Excluded Assets
                                    2.5      Excluded Liabilities
                                    5.4      Agreements Violated by the Asset
                                             Purchase - none
                                    5.5      Governmental Consents - none
                                             required
                                    5.7      Title Exceptions - none
                                    5.11     Title Exceptions (Tangible Personal
                                             Property) - none
                                    5.15     Environmental Matters - none
                                    5.16     Labor Claims & Disputes - none
                                    5.19.5   Cobra Exceptions - none
                                    5.20     Litigation - none of significance
                                             or perceived merit
                                    5.21     Tax Matters - none
                                    5.23     Name Changes
                                    5.29     Warranty Claims - none

                               Exhibits

                                    4.1      Douglas W. Myers Employment
                                             Agreement
                                    8.9.3    Form of Employee
                                             Nondisclosure/Noncompetition and
                                             Employment Agreement (Key
                                             Employees)
                                    8.9.4    Form Independent Contractor
                                             Agreement
                                    8.9.6    Form of Consulting Agreement
                                    8.9.7    Bill of Sale
                                    8.9.10   Seller's Closing Certificate
                                    9.4.4    Purchaser's Closing Certificate

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

         (99)     ADDITIONAL EXHIBITS - None.

*    Previously filed.