Form 10-K/A
period 2000-10-31
XETA TECHNOLOGIES INC
filed 2001-02-08
CIK 742550

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

                                EXPLANATORY NOTE


This filing amends the presentation on the balance sheet of the current portion of long term debt and Footnote 9 regarding the Company's credit facility, as contained in Item 8, and related information contained in Item 6, to correct inadvertent errors in this information as previously filed. No other changes are made to the Company's report on Form 10-K as filed with the Commission on January 29, 2001.

ITEM 6. SELECTED FINANCIAL DATA.

Selected financial data for the last five fiscal years is presented below. All amounts except share and per share amounts are in thousands.

    For the Year Ending October 31                   2000            1999           1998           1997           1996
                                                   --------        --------       --------       --------       --------
Results of Operations
  Commercial equipment sales                         54,199               0              0              0              0
  Installation and Service sales                     31,220          18,766         13,220          9,355          6,888
  Lodging systems sales                              17,000          18,497         12,227          9,405          6,552
                                                   --------        --------       --------       --------       --------
  Total Revenues                                    102,419          37,263         25,447         18,760         13,440

  Cost of commercial equipment sales                 38,606               0              0              0              0
  Cost of installation and services                  21,627          12,206          8,536          5,884          4,385
  Cost of Lodging systems                            11,172          11,067          7,916          6,074          4,072
                                                   --------        --------       --------       --------       --------
                                                     71,405          23,273         16,452         11,958          8,457

  Gross Profit                                       31,014          13,990          8,995          6,802          4,983
  Operating expenses                                 18,635           7,622          4,757          4,139          3,156
  Income from operations                             12,379           6,368          4,238          2,663          1,827
  Interest and other income                          (1,761)            665            671            667            662
                                                   --------        --------       --------       --------       --------
  Income before taxes                                10,618           7,033          4,909          3,330          2,489
  Provisions for taxes                                4,156           2,750          1,855          1,190            904
                                                   --------        --------       --------       --------       --------
  Taxes                                               6,462           4,283          3,054          2,140          1,585
                                                   ========        ========       ========       ========       ========

  Earnings per share - Basic                       $   0.77        $   0.53       $   0.38       $   0.27       $   0.20
  Earnings per share - Diluted                     $   0.66        $   0.46       $   0.33       $   0.23       $   0.17
  Weighted Average Common Shares Outstanding          8,350           8,021          8,120          8,024          7,884
  Weighted Average Common Share Equivalents           9,762           9,254          9,372          9,460          9,336


As of October 31              2000         1999         1998         1997         1996
                             ------       ------       ------       ------       ------
Balance Sheet Data:
  Working Capital            15,145        8,021        5,122        6,944        5,435
  Total Assets               74,149       25,316       18,292       14,820       12,364
  Long Term Debt             17,983            0            0            0            0
  Shareholders' Equity       25,565       14,551       11,185        9,337        7,071

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS OF THE COMPANY                                                             PAGE
--------------------------------------------                                                             ----


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


                                           ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
   December 15, 2000

XETA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
OCTOBER 31, 2000 AND 1999

                                                                                        2000               1999
                                                                                   --------------    --------------
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                       $      926,330    $    4,556,212
   Current portion of net investment in sales-type leases                               2,609,976         2,577,141
   Trade accounts receivable, net                                                      30,139,623         4,432,647
   Inventories, net                                                                     8,135,062         3,733,306
   Deferred tax asset, net                                                              1,133,487           622,595
   Prepaid expenses and other                                                             338,828           261,024
                                                                                   --------------    --------------
         Total current assets                                                          43,283,306        16,182,925
                                                                                   --------------    --------------

NONCURRENT ASSETS:
   Net investment in sales-type leases, less current portion                            2,505,841         3,843,743
   Property, plant and equipment, net                                                   6,854,851         3,942,540
   Goodwill, net                                                                       20,579,359                --
   Purchased service and long distance contracts, net of accumulated
     amortization of $2,557,168 and $2,162,938                                                 --           394,230
   Capitalized software production costs, net of accumulated
     amortization of $693,066 and $573,066                                                597,956           649,406
   Other                                                                                  327,658           303,633
                                                                                   --------------    --------------
         Total noncurrent assets                                                       30,865,665         9,133,552
                                                                                   --------------    --------------
           Total assets                                                            $   74,148,971    $   25,316,477
                                                                                   ==============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                                               $    6,820,754    $           --
   Revolving line of credit                                                             1,000,000                --
   Accounts payable                                                                    11,750,607         2,126,654
   Unearned revenue                                                                     4,513,029         4,540,548
   Accrued liabilities                                                                  3,927,803         1,494,737
   Accrued income taxes                                                                   125,942                --
                                                                                   --------------    --------------
         Total current liabilities                                                     28,138,135         8,161,939
                                                                                   --------------    --------------

UNEARNED SERVICE REVENUE                                                                1,039,949         1,953,222

LONG-TERM DEBT, less current portion above                                             17,983,011                --

ACCRUED LONG-TERM LIABILITIES                                                           1,299,114                --

NONCURRENT DEFERRED TAX LIABILITY, net                                                    123,603           650,024

COMMITMENTS

SHAREHOLDERS' EQUITY:
   Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued                         --                --
   Common stock; $.001 and $.05 par value, respectively; 50,000,000 shares authorized, 9,662,736 and 9,273,404 issued at October 31, 2000 and
     1999, respectively                                                                     9,662           231,835
   Paid-in capital                                                                      9,486,776         5,373,855
   Retained earnings                                                                   18,313,380        11,851,761
   Less- Treasury stock, at cost                                                       (2,244,659)       (2,906,159)
                                                                                   --------------    --------------
         Total shareholders' equity                                                    25,565,159        14,551,292
                                                                                   --------------    --------------
           Total liabilities and shareholders' equity                              $   74,148,971    $   25,316,477
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

Long-term debt at October 31, 2000, consists of the following:


       $8 million bank line of credit, due November 2002                         $    1,000,000

       Term note, payable in monthly installments of $50,340, due November
         2005                                                                         3,020,432

       Acquisition term note, payable in monthly installments of $383,334,
         due November 2004                                                           18,783,333

       Acquisition hold-back, payable in accordance with the purchase
         agreement                                                                    3,000,000
                                                                                 --------------
                                                                                     25,803,765

       Less-current maturities                                                        7,820,754
                                                                                 --------------

                                                                                 $   17,983,011
                                                                                 ==============

Maturities of long-term debt for each of the years ended October 31, are as follows:


   2001                                     $   7,820,754
   2002                                         6,204,208
   2003                                         5,204,208
   2004                                         5,204,208
   2005                                         1,370,387


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

                                    XETA CORPORATION


February 7, 2001                    BY:      /s/ Jack R. Ingram
                                       -----------------------------------------
                                         JACK R. INGRAM, CHIEF EXECUTIVE OFFICER


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


February 7, 2001                             /s/ Jack R. Ingram
                                    --------------------------------------------
                                    JACK R. INGRAM, CHIEF EXECUTIVE OFFICER AND
                                        DIRECTOR


February 7, 2001                             /s/ Jon A. Wiese
                                    --------------------------------------------
                                    JON A. WIESE, PRESIDENT


February 7, 2001                             /s/ Robert B. Wagner
                                    --------------------------------------------
                                    ROBERT B. WAGNER, CHIEF FINANCIAL OFFICER,
                                        VICE PRESIDENT OF FINANCE, AND DIRECTOR


February 7, 2001                             /s/ Donald T. Duke
                                    --------------------------------------------
                                    DONALD T. DUKE, DIRECTOR


February 7, 2001                             /s/ Ronald L. Siegenthaler
                                    --------------------------------------------
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

                     *(c) Amendment No. 2 to Amended and Restated Certificate of Incorporation -- Incorporated by reference to
                            Exhibit 3(i)(c) to the Registrant's Form 10-Q for the quarter ended April 30, 2000, filed on June 14, 2000 (File No. 0-16231).

                     *(d) Amendment No. 3 to Amended and Restated Certificate of Incorporation -- Incorporated by reference to
                            Exhibit 4.4 to the Company's Post-Effective
                            Amendment No. 2 to the Registration Statement Form
                            S-8, filed on June 28, 2000 (File No. 33-62173).

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

                                  Exhibit Index

SEC No.                                      Description
-------                                      -----------

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

              *10.2  Stock Purchase Option dated June 17, 1999 granted to Jon A.
                     Wiese--Incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q for the quarter ended July 31, 1999, filed on September 14, 1999 (File No. 0-16231).

              *10.3 Stock Purchase Agreement dated as of August 1, 1999, between Mark A. Martin, individually, and Mark A. Martin,
                     Trustee under Living Trust of Mark A. Martin dated April 4,
                     1994, and XETA Corporation--Incorporated by reference to
                     Exhibit 2.1 to the Registrant's Form 8-K filed on December
                     15, 1999 (File No. 0-16231).

              *10.4 Stock Purchase Agreement dated as of August 1, 1999, between Lawrence J. Hopp, individually, and Lawrence J.
                     Hopp, Trustee under Living Trust of Lawrence J. Hopp dated
                     October 13, 1994, and XETA Corporation--Incorporated by reference to Exhibit 2.2 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).

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

              *10.7  Pledge and Security Agreement relating to November 30, 1999
                     Credit Agreement--Incorporated by reference to Exhibit 2.4 to the Registrant's Form 8-K filed on December 15, 1999
                     (File No. 0-16231).

              *10.8  Subsidiary Guaranty by U.S. Technologies Systems, Inc. of
                     November 30, 1999 Credit facility--Incorporated by reference to Exhibit 2.6 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).

              *10.9  Employment Agreement dated November 30, 1999 between Mark
                     A. Martin and the Company--Incorporated by reference to
                     Exhibit 99.1 to the Registrant's Form 8-K filed on December
                     15, 1999 (File No. 0-16231).

              *10.10 Stock Purchase Option dated February 1, 2000 granted to
                     Larry N. Patterson--Incorporated by reference to Exhibit
                     10.9 to the Registrant's Form 10-Q for the quarter ended
                     April 30, 2000, filed on June 14, 2000 (File No. 0-16231).

              *10.11 Amendment to Dealer Agreement Among Lucent Technologies,
                     Inc. Distributor, Inacom Communications, Inc.; and XETA
                     Corporation, for Business Communications Systems, dated effective March 19, 2000--

                                  Exhibit Index

SEC No.                                      Description
-------                                      -----------

                           Incorporated by reference to Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended April
                           30, 2000, filed on June 14, 2000 (File No. 0-16231).

                  *10.12   XETA Technologies 2000 Stock Option Plan--
                           Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended April
                           30, 2000, filed on June 14, 2000 (File No. 0-16231).

                  **10.13  HCX 5000(R) Authorized Distributor Agreement dated
                           April 1, 2000 between Hitachi Telecom (USA), Inc. and
                           XETA Corporation--Omitted as substantially identical to the Authorized Distributor Agreement dated April
                           8, 1993 between Hitachi America, Ltd. and XETA
                           Corporation which was previously filed as Exhibit
                           10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993 (File No.
                           0-16231).

                  **10.14 Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson.

                  **10.15  First Amendment to Credit Agreement dated August 21,
                           2000 among XETA Technologies, Inc., the Lenders, the
                           Agent and the Arranger.

                  **10.16  Notice of Assignment by Lucent Technologies Inc.
                           dated September 14, 2000 of all contracts with XETA
                           Technologies, Inc. (including the Dealer Agreement) to Avaya Inc.

                  **10.17  Asset Purchase Agreement dated as of October 31,
                           2000, by and among Key Metrology Integration, Inc. as
                           Seller, its principal shareholder The Douglas Wendell
                           Myers Revocable Living Trust, XETA Technologies,
                           Inc., as Purchaser, and Douglas Wendell Myers, individually.

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
                                    5.18     Employee Compensation

                                  Exhibit Index

SEC No.                                      Description
-------                                      -----------

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

       (13)   ANNUAL REPORT TO SECURITY HOLDERS, FORM 10-Q OR QUARTERLY REPORT
              TO SECURITY HOLDERS - Inapplicable.

       (18)   LETTER RE: CHANGE IN ACCOUNTING PRINCIPLES - Inapplicable.

       (21)   SUBSIDIARIES OF THE REGISTRANT

       (22)   PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO A VOTE OF SECURITY
              HOLDERS - None.

       (23)   CONSENTS OF EXPERTS AND COUNSEL

              23.1   Consent of Arthur Andersen LLP (Filed herewith)

       (24)   POWER OF ATTORNEY - None.

       (99)   ADDITIONAL EXHIBITS - None.

*      Previously filed.

** Previously filed with the original Annual Report on Form 10-K filed on January 29, 2001.