Form 10-Q
period 2001-01-31
XETA TECHNOLOGIES INC
filed 2001-03-19
CIK 742550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2001

                                       or

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

                            Yes  X         No
                               -----         ------

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at March 1, 2001
--------------------------------------   ---------------------------------------
     Common Stock, $.001 par value                     8,911,781

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - January 31, 2001
                      and October 31, 2000

                  Consolidated Statements of Operations - For the Three months ended January 31, 2001 and 2000

                  Consolidated Statement of Shareholder's Equity - November 1,
                      2000 through January 31, 2001

                  Consolidated Statements of Cash Flows - For the Three months ended January 31, 2001 and 2000

                  Notes to Consolidated Financial Statements

                             XETA TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              January 31, 2001    October 31, 2000
                                                                              ----------------    ----------------
                                                                                (Unaudited)

Current Assets:
  Cash and cash equivalents                                                   $        988,626    $        926,330
  Current portion of net investment in
    sales-type leases and other receivables                                          3,995,107           2,609,976
  Trade accounts receivable, net                                                    25,547,783          30,139,623
  Inventories, net                                                                   9,022,820           8,135,062
  Deferred tax asset, net                                                              691,902           1,133,487
  Prepaid expenses and other assets                                                    449,836             338,828
                                                                              ----------------    ----------------
    Total current assets                                                            40,696,074          43,283,306
                                                                              ----------------    ----------------

Noncurrent Assets:
  Goodwill, net of amortization                                                     26,649,873          20,579,359
  Net investment in sales-type leases,
    less current portion above                                                       1,826,086           2,505,841
  Property, plant & equipment, net                                                   7,096,022           6,854,851
  Capitalized software production costs, net of
    accumulated amortization of $753,066 & $693,066                                    552,956             597,956
  Other assets                                                                         119,087             327,658
                                                                              ----------------    ----------------
    Total noncurrent assets                                                         36,244,024          30,865,665
                                                                              ----------------    ----------------

    Total assets                                                              $     76,940,098    $     74,148,971
                                                                              ================    ================

                                     LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                           $      6,304,086    $      6,820,754
  Revolving line of credit                                                           2,750,000           1,000,000
  Accounts payable                                                                   9,742,469          11,750,607
  Unearned revenue                                                                   3,953,852           4,513,029
  Accrued liabilities                                                                3,177,380           3,927,803
  Accrued federal and state income taxes                                               399,351             125,942
                                                                              ----------------    ----------------
    Total current liabilities                                                       26,327,138          28,138,135
                                                                              ----------------    ----------------

Noncurrent liabilities:
  Long-term debt, less current portion above                                        20,565,664          17,983,011
  Accrued long-term liabilities                                                      1,299,114           1,299,114
  Unearned service revenue                                                             820,720           1,039,949
  Noncurrent deferred tax liability, net                                               579,016             123,603
                                                                              ----------------    ----------------
                                                                                    23,264,514          20,445,677
                                                                              ----------------    ----------------
Commitments

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                                                     --                  --
  Common stock; $.001 par value; 50,000,000
   shares authorized, 9,836,776 and 9,662,736
   issued at January 31, 2001 and October
   31, 2000, respectively                                                                9,836               9,662
  Paid-in capital                                                                   10,015,388           9,486,776
  Retained earnings                                                                 19,567,881          18,313,380
  Less treasury stock, at cost                                                      (2,244,659)         (2,244,659)
                                                                              ----------------    ----------------
   Total shareholders' equity                                                       27,348,446          25,565,159
                                                                              ----------------    ----------------
   Total liabilities & shareholders' equity                                   $     76,940,098    $     74,148,971
                                                                              ================    ================


 The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     For the Three Months
                                                      Ending January 31,
                                                    2001             2000
                                                 ------------    ------------

Commercial equipment sales                       $ 11,123,286    $  9,085,803
Lodging systems sales                               4,355,545       5,263,445
Installation and service revenues                   8,940,346       6,098,212
Other revenues                                        703,635         102,566
                                                 ------------    ------------
  Net sales and service revenues                   25,122,812      20,550,026
                                                 ------------    ------------

Cost of commercial equipment                        7,920,450       6,183,663
Cost of lodging systems                             2,889,720       3,271,139
Installation and services costs                     6,465,837       4,516,030
Cost of other revenues & shared COGS                  982,633         351,749
                                                 ------------    ------------
  Total cost of sales and service                  18,258,640      14,322,581
                                                 ------------    ------------

    Gross profit                                    6,864,172       6,227,445
                                                 ------------    ------------

Operating expenses:
  Selling, general and administrative               3,830,099       2,979,949
  Amortization                                        412,466         623,630
                                                 ------------    ------------
      Total operating expenses                      4,242,565       3,603,579
                                                 ------------    ------------

Income from operations                              2,621,607       2,623,866

  Interest expense                                   (696,506)       (366,000)
  Interest and other income                           138,400         244,599
                                                 ------------    ------------
      Subtotal                                       (558,106)       (121,401)

Income before provision for income
  taxes                                             2,063,501       2,502,465
Provision for income taxes                            809,000         982,000
                                                 ------------    ------------

Net income                                       $  1,254,501    $  1,520,465
                                                 ============    ============


Earnings per share
  Basic                                          $       0.14    $       0.19
                                                 ============    ============

  Diluted                                        $       0.13    $       0.15
                                                 ============    ============


Weighted average shares outstanding                 8,709,051       8,163,576
                                                 ============    ============

Weighted average shares equivalents                 9,828,234       9,816,456
                                                 ============    ============



  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                     Common Stock             Treasury Stock
                                             -------------------------   -------------------------
                                               Number of                                               Paid-in        Retained
                                             Shares Issued   Par Value      Shares        Amount        Capital       Earnings
                                             -------------   ---------   -----------   -----------    -----------   -----------
Balance-October 31, 2000                         9,662,736       9,662     1,018,788   $(2,244,659)   $ 9,486,776   $18,313,380

Stock options exercised $.001 par value            174,040         174            --            --        227,534            --

Tax benefit of stock options                            --          --            --            --        301,078            --

Net Income                                              --          --            --            --             --     1,254,501

                                             -------------   ---------   -----------   -----------    -----------   -----------
Balance at January 31, 2000                      9,836,776   $   9,836     1,018,788   $(2,244,659)   $10,015,388   $19,567,881
                                             =============   =========   ===========   ===========    ===========   ===========



  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                  For the Three Months
                                                                                                   Ended January 31,
                                                                                                 2001            2000
                                                                                             ------------    ------------
Cash flows from operating activities:
     Net Income                                                                              $  1,254,501    $  1,520,465
                                                                                             ------------    ------------
     Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
         Depreciation                                                                             246,599         162,232
         Amortization                                                                             412,466         623,630
         (Gain) loss on sale of assets                                                             10,214         (30,363)
         Provision for returns & doubtful accounts receivable                                      60,000          31,000
         Provision for excess and obsolete inventory                                              150,000          50,000
     Change in assets and liabilities. net of acquisition:
          (Increase) decrease in net investment in sales-type leases & other receivables         (705,376)        (10,257)
          (Increase) decrease in trade receivables                                              5,700,656      (2,711,175)
          (Increase) decrease in inventories                                                   (1,037,758)      1,081,537
          Increase in deferred tax asset                                                         (180,841)        (48,082)
          (Increase) decrease in prepaid expenses and other assets                                 95,197         (53,993)
          Increase (decrease) in accounts payable                                              (2,587,172)        579,155
          Increase (decrease) in unearned revenue                                              (1,001,878)     (2,048,433)
          Increase in accrued income taxes                                                        574,487       1,043,298
          Decrease in accrued liabilities                                                        (981,369)     (2,544,110)
          Decrease in deferred tax liabilities                                                    (54,587)        (96,489)
                                                                                             ------------    ------------
Total adjustments                                                                                 700,638      (3,972,050)
                                                                                             ------------    ------------
                Net cash provided by (used in)
                operating activities                                                            1,955,139      (2,451,585)
                                                                                             ------------    ------------

Cash flows from investing activities:
         Acquisitions, net of cash acquired                                                    (5,613,499)    (23,608,478)
         Additions to capitalized software                                                             --         (28,550)
         Additions to property, plant & equipment                                                (323,039)       (201,828)
         Proceeds from sale of assets                                                                  --          44,472
                                                                                             ------------    ------------
                Net cash used in
                   investing activities                                                        (5,936,538)    (23,794,384)
                                                                                             ------------    ------------

Cash flows from financing activities:
         Proceeds from issuance of debt                                                         5,500,000      23,000,000
         Proceeds from draws on revolving line of credit                                        9,245,000              --
         Principal payments on debt                                                            (3,434,013)       (766,667)
         Payments on revolving line of credit                                                  (7,495,000)
         Exercise of stock options                                                                227,708          19,634
                                                                                             ------------    ------------
                Net cash provided by financing activities                                       4,043,695      22,252,967
                                                                                             ------------    ------------

                Net increase (decrease) in cash and cash equivalents                               62,296      (3,993,002)

Cash and cash equivalents, beginning of period                                                    926,330       4,556,212
                                                                                             ------------    ------------
Cash and cash equivalents, end of period                                                     $    988,626    $    563,210
                                                                                             ============    ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                                $    852,860    $    218,588
     Cash paid during the period for income taxes                                            $    469,940    $     64,572
     Contingent consideration to be paid to target shareholder(s)                            $         --    $  3,000,000
     Contingent consideration paid to target shareholder(s)                                  $  2,000,000    $         --
     Contingent liabilities acquired in acquisitions                                         $         --    $  2,000,000
     Treasury shares given in UST acquisition                                                $         --    $  3,300,000



The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                January 31, 2001
                                   (Unaudited)



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

         On November 1, 2000, the Company purchased substantially all of the assets of PRO Networks Corporation ("PRO Net") and Key Metrology Integration, Inc. ("KMI") in separate transactions more fully described below. The results of operations from these acquisitions have been consolidated since November 1, 2000.

         The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest financial statements filed as part of the Company's Annual Report on Form 10-K, Commission File No. 0-16231. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments made were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of operations from the Company's new acquisitions were only consolidated since November 1, 2000 and the operating results of PRO Net and KMI have historically been subject to significant seasonal fluctuations.

         These statements should be read in conjunction with the audited financial statements and notes thereto of XETA included in the Company's Annual Report on Form 10-K, which was filed with the SEC on January 29, 2001 and additionally the Company's Form 10-K/A filing on February 8, 2001 reflecting the operating results of the Company.

         Certain reclassifications have been made to the 2000 income statements to conform with the 2001 presentation. These reclassifications had no effect on net income.

(2)      ACQUISITIONS

         On November 1, 2000, the Company acquired substantially all of the assets of PRO Networks Corporation ("PRO Net") and Key Metrology Integration, Inc. ("KMI") in separate transactions. Both of these acquisitions were made to fulfill part of the Company's growth strategy to provide complex applications and professional services in addition to its traditional voice products and services. As a result of the acquisitions, the Company added approximately $5.3 million in goodwill to its balance sheet.


(3)      CREDIT FACILITY

         Financing for the acquisitions described above was provided through draws of $5.5 million on the Company's credit facility. At January 31, 2001, the Company has term loans of $26.9 million outstanding and approximately $3.2 million available under the present facility for future acquisitions. In addition, the Company has an $8 million working capital revolving facility. At January 31, 2001, there was $5.25 million available under the revolver.

Interest on all the funded portions of the facility accrues at either a) the London Interbank Offered Rate (which was 5.65% at January 31, 2001) plus 1.5% to 2.5%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or b) the bank's prime rate (which was 8.5% at January 31, 2001) plus up to .75%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of .20% to .45% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The Company makes monthly payments on the term loans of $525,341. Draws under the acquisition portion of the credit facility are converted annually into five year term loans, except during the third year of the facility in which any draws are converted into a four year term loan.


(4)      INVENTORIES

         The following are the components of inventories:

                                                         January 31,       October 31,
                                                           2001               2000
                                                         -----------       -----------
                                                         (Unaudited)
         Raw materials                                   $ 1,316,794       $ 1,235,842
         Finished goods and spare parts                    8,961,747         8,032,695
                                                         -----------       -----------
                                                          10,278,541         9,268,537

         Less reserve for excess and
          obsolete inventory                              (1,255,721)       (1,133,475)
                                                         -----------       -----------

                                                         $ 9,022,820       $ 8,135,062
                                                         ===========       ===========

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                         January 31,    October 31,
                                                             2001           2000
                                                         -----------    -----------
                                                         (Unaudited)
Data processing & computer field equipment               $ 4,613,604    $ 4,244,213
Building                                                   2,397,954      2,397,954
Land                                                         611,582        611,582
Office furniture                                           1,075,858        958,385
Autos and Trucks                                             250,381        266,668
Other                                                        688,259        677,137
                                                         -----------    -----------
                                                           9,637,638      9,155,939
Less accumulated depreciation                             (2,541,616)    (2,301,088)
                                                         -----------    -----------
                                                         $ 7,096,022    $ 6,854,851
                                                         ===========    ===========


(6)      UNEARNED INCOME

         Unearned income consists of the following:

                                                     January 31,   October 31,
                                                        2001           2000
                                                     -----------   -----------
                                                     (Unaudited)
Service contracts                                    $ 1,888,827   $ 1,884,155
Warranty service                                         975,902     1,001,791
Systems shipped, but not installed                       288,346       196,766
Customer deposits                                        739,916     1,309,159
Other deferred revenue                                    60,861       121,158
                                                     -----------   -----------
   Total current deferred revenue                      3,953,852     4,513,029

   Noncurrent unearned service revenues                  820,720     1,039,949
                                                     -----------   -----------
                                                     $ 4,774,572   $ 5,552,978
                                                     ===========   ===========

(7)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                               January 31,   October 31,
                                                                   2001          2000
                                                               -----------   -----------
                                                               (Unaudited)
Deferred tax assets:
         Nondeductible reserves                                $   684,667   $ 1,630,311
         Prepaid service contracts                                 319,630       337,559
         Unamortized cost of service contracts                      22,591        31,186
         Other                                                      46,224        29,224
                                                               -----------   -----------
            Total deferred tax asset                             1,073,112     2,028,280
                                                               -----------   -----------

Deferred tax liabilities:
         Tax income to be recognized on sales-type
           lease contracts                                         561,106       603,606
         Unamortized capitalized software
           development costs                                       203,305       203,305
         Other                                                     195,815       211,485
                                                               -----------   -----------
            Total deferred tax liability                           960,226     1,018,396
                                                               -----------   -----------
Net deferred tax asset (liability)                             $   112,886   $ 1,009,884
                                                               ===========   ===========


(10)     FOOTNOTES INCORPORATED BY REFERENCE

         Certain footnotes are applicable to the consolidated financial statements, but would be substantially unchanged from those presented in the Company's Annual Report on Form 10-K, Commission File No. 0-16231, filed with the Securities and Exchange Commission on January 29, 2001 and the Company's Form 10-K/A filing on February 8, 2001. Accordingly, reference should be made to those statements for the following:

         Note                       Description
         ----                       -----------
           1               Business and summary of significant accounting policies
           2               Acquisitions
           3               Accounts Receivable
           6               Accrued Liabilities
          10               Stock options
          11               Earnings per share
          12               Commitments
          13               Major Customers and Concentration of Credit Risk
          14               Employment Agreements
          15               Contingencies
          16               Retirement Plan
          17               Subsequent Event
          18               Selected Quarterly Financial Data

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING EXPECTATIONS REGARDING THE COMPANY'S FINANCIAL POSITION INCLUDING SALES, REVENUES, GROSS MARGINS, OPERATING MARGINS AND RESULTS OF OPERATIONS; THE COMPANY'S ABILITY TO IMPLEMENT ITS CURRENT BUSINESS PLAN, GROWTH STRATEGY, AND OBJECTIVES OF COMPANY MANAGEMENT FOR FUTURE OPERATIONS; AND TRENDS AND CONDITIONS IN THE COMMUNICATIONS TECHNOLOGY INDUSTRY AND HOSPITALITY MARKETS. THESE AND OTHER FORWARD-LOOKING STATEMENTS (GENERALLY IDENTIFIED BY SUCH WORDS AS "EXPECTS," "PLANS," "BELIEVES," "ANTICIPATES," "GUIDANCE," AND SIMILAR WORDS OR EXPRESSIONS) ARE NOT GUARANTEES OF PERFORMANCE BUT RATHER REFLECT MANAGEMENT'S CURRENT EXPECTATIONS, ASSUMPTIONS AND BELIEFS BASED UPON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT AND THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES ARE DESCRIBED UNDER THE HEADING "OUTLOOK AND RISK FACTORS" BELOW. CONSEQUENTLY, ALL FORWARD-LOOKING STATEMENTS SHOULD BE READ AS IN CONJUNCTION WITH THE RISK FACTORS DISCUSSED HEREIN AND THROUGHOUT THIS REPORT TOGETHER WITH THE RISK FACTORS IDENTIFIED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, WHICH WAS FILED ON JANUARY 29, 2001.

GENERAL

Revenues for the first quarter of fiscal 2001 were $25.123 million compared to $20.550 million for the first quarter of fiscal 2000, a 22% increase. Net income was $1.255 million or $.13 per share (diluted) in the quarter ending January 31, 2001 compared to net income of $1.520 million or $.15 per share (diluted) for the first quarter of fiscal 2000, a decrease of 17%.

Like most technology related firms, the Company experienced a rapidly and negatively changing market during the first quarter, reflecting the sudden and unexpected slow-down in spending on technology and productivity enhancing capital expenditures by many U.S firms. Management continues to believe in its overall strategy to become a nationwide integrator of voice and data technologies as the convergence of these technologies continues. However, given the current market conditions, management has adjusted some of the tactics to be employed for the balance of 2001 to pursue this vision. Specifically, the Company will try to optimize the productivity and efficiency of the Company by taking a more cautious approach to the previously planned expansion of the sales force. Other tactics planned for 2001 will continue as management believes that pursuing these tactics during the current economic conditions will improve the Company's competitiveness and profitability in the future. These tactics include upgrading the Company's internal information technology systems, integrating newly acquired competencies in high-end applications, re-directing the sales force toward selling those high-end applications, and continuing to pursue additional synergistic acquisition opportunities.

Other developments during the quarter included two additional acquisitions made to begin the Company's expansion into converged products and professional services. On November 1, 2000, the Company acquired substantially all of the assets of PRO Networks Corporation, a Missouri based company specializing in the sale, installation and service of data networking equipment, including Cisco's data products and virtual private networking solution as well as Avaya's data products. Simultaneously, the Company also purchased the assets of a professional services firm, Key Metrology Integration, Inc. ("KMI"). Most of KMI's employees are Microsoft Certified Systems Engineers ("MCSE's"). The Company expects to use KMI as its starting point to provide high-end LAN/WAN consulting services and unified messaging solutions. The Company paid $5.5 million in cash for the assets of these two companies, and will pay up to an additional $4.5 million if various growth targets are met.

FINANCIAL CONDITION

During the first quarter of fiscal 2001, the Company earned cash from operations of $2 million. The Company made investments of $6 million, primarily being the acquisitions of KMI and PRO Networks. These acquisitions were funded by a draw on the Company's credit facility of $5.5 million. Also, during the quarter, the Company made a $2 million payment on its subordinated debt representing an earn-out payment to one of the former shareholders of U.S. Technologies Systems, Inc. This payment was funded through a draw on the Company's working capital revolver. At January 31, 2001, the Company had total debt of $29.6 million, including $2.75 million drawn on the working capital revolver.

Management believes that based on current market conditions it has sufficient credit capacity and could expand its current credit facility at acceptable terms to pursue its growth strategy, including additional acquisitions. As discussed above, the evaluation of potential acquisition candidates continues to be a key strategy for the Company as it pursues its overall vision for the Company. These evaluations center on the target's cash flows, product and service mix, installation and service capabilities, and geographic reach. The purchase of some targets or the cumulative effect of purchasing several targets could require additional capital in excess of the credit facility currently in place. While no assurance can be given, management believes that a wide variety of capital resources are available including additional bank debt, subordinated debt, secondary equity offerings, pooling-of-interests transactions, private placements of either debt or equity instruments, and combinations of all of the above.


RESULTS OF OPERATIONS

The Company is reporting its revenues and gross margins from three major sources: sales of equipment to the Commercial market, sales of systems to the Lodging market and installation and service activities derived from both markets. Also, the Company reports other revenues and costs of goods sold representing sales of equipment or services outside the Company's normal provisioning processes.

Commercial Equipment Sales. Sales of equipment and systems to the Commercial market increased 22% in the first quarter of fiscal 2001 compared to the same quarter last year. Despite this increase, these results were lower than expected as a result of the sudden slow-down in the growth of the general economy and more specifically in telecommunications spending, which may have actually declined during the first quarter. As discussed above, the Company will intensify its efforts in maximizing the efficiency of the sales force in the Commercial segment and will cautiously add new personnel as market conditions dictate.

Lodging Systems Sales. Sales of Lodging systems declined 17% in the first quarter of fiscal 2001 compared to a year ago. The performance of this segment was actually stronger than expected and was fueled by sales to major Lodging customers. Sales of Lodging systems in the first quarter of 2000 were boosted by Y2k related purchasing, therefore making the comparisons difficult. The Company offers the Lodging market both the Hitachi and Avaya (formerly Lucent) communications servers. Sales of Hitachi servers were strong in the first quarter related to customer preference. However, the Company expects the majority of its Lodging server sales to be Avaya products in the future. The Company also continues to market its proprietary call accounting systems to the Lodging market, which is an important differentiator in the marketplace; however, sales of those systems were less than 10% of the total Lodging sales in the first quarter, primarily reflecting the maturity of this market and the fact that many customers upgraded their call accounting systems during the Y2k cycle.

Installation and Service Revenues. Installation and service revenues increased 47% in the first quarter of fiscal 2001 compared to the first quarter of 2000 and were in line with management's expectations. Management continues to focus the Company's resources into strengthening this segment of its business because of the belief that the quality, breadth, and uniqueness of the Company's service offerings will ultimately be the key differentiator in the marketplace driving customer satisfaction and retention. Most of the growth in installation and service revenues came from the Commercial customer segment as the Company continues to develop the same methodologies and service offerings for the Commercial market that have proven to be successful in the Lodging market.

Gross Margins. Total gross margins earned during the first quarter of fiscal 2001 were 27% compared to 30% in the first quarter of last year. Gross margins earned on sales of Commercial equipment were 29% or 1% lower than last year. This decline was caused by a small shift in product mix. These margins were in line with management's expectations for this revenue stream. Gross margins earned on sales of systems to the Lodging sector were 34% in the first quarter of 2001 compared to 36% last year in the same period. These margins are in line with management's expectations for this sector in 2001 and reflect an expected lower percentage of sales of the Company's higher margin call accounting. Gross margins earned on installation and service activities were 28% in the first quarter compared to 26% a year ago and were slightly below the expected margins of 29%-31% for fiscal 2001 service margins. The lower margins reflect the unexpected lower installation revenues from the Commercial segment spread over relatively fixed service costs.

As discussed above, the Company experienced sudden and unexpected changes in market conditions during the first quarter and as a result has changed some of its operating tactics and financial expectations for the balance of fiscal 2001. The following table represents the management's expectations for gross margins in each major segment of its business for the remainder of fiscal 2001:

                                      Gross Profit
                                         Margins
Commercial                              28% - 30%
Lodging                                 33% - 35%
Services                                28% - 30%
Total (including corporate              28% - 30%
    COGS)

Operating Expenses. Operating expenses, excluding amortization expense, were 15.2% of revenues in the first quarter of fiscal 2001 compared to 14.5% in the first quarter of 2000. The first quarter 2001 expense levels were slightly below the previous guidance of 16%-18% of revenues previously issued and reflects the Company's focus on operating efficiency and maintaining current expense levels. Management did not adjust its guidance for operating expenses in its most recent guidance. Amortization expense was $412,000 in the first quarter compared to $624,000 for the same period last year reflecting the fact that during the first quarter of last year the Company wrote-off an additional $208,000 to complete the amortization of long distance contracts purchased in 1997.

Interest Expense and Other Income. Interest expense consists of interest on the Company's credit facility. Interest expense is somewhat offset by interest income earned on the Company's sales-type leases. This income is declining as these leases amortize.

Tax Expense. The Company has recorded a combined federal and state tax provision of 39% of income before taxes in both periods being presented. This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins. Net income as a percent of sales was 4.9% in the first quarter of fiscal 2001 compared to 7.4% for the first quarter of fiscal 2001. These lower operating margins reflect the condition of the current market and the Company's aggressive growth strategy and the requisite additional interest expense associated with that strategy. Given the current market conditions, management believes that the operating margins earned in the first quarter are indicative of those to be expected for the remainder of the year.


OUTLOOK AND RISK FACTORS

The following discussion is an update to the "Outlook and Risk Factors" discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 2000. The discussions in that report regarding "Growth Strategy and Acquisitions", "Attracting and Retaining Talented Employees", "Dealer Agreements", "Dependence Upon the Avaya "Business Partner Program" and Incentive Programs", "Competition", "Section 338(h)(10) Election", and "General Risk Factors" are still considered current and should be given equal consideration together with the matters discussed below.

U.S. Economy. Predicting the future of the U.S. economy and its impact on the Company's near and long-term results is treacherous. As previously discussed, management believes that its strategy to pursue becoming a nationwide integrator of voice and data technologies specializing in high-end, complex applications of those technologies, is still the correct vision. However, deciding which tactics to employ to pursue that vision in this rapidly changing market requires careful monitoring and sometimes, frequent adjustments. Management has chosen to implement the tactics outlined above, but there can be no assurance given that those tactics are the proper response in the current market conditions.

Credit Facility. The Company is confident that based on current market conditions, additional capital could be obtained in the form of bank debt. However, there can be no assurance given that a continued erosion of market conditions, real or perceived, would not cause a sufficient tightening of the credit markets such that additional debt would not be available at acceptable terms to the Company.

Technology Infrastructure and Information Systems. Management's ability to navigate the current market will depend heavily upon its ability to assemble the necessary information to make informed decisions and implement those decisions quickly and effectively. The Company is currently upgrading its technology infrastructure and its information systems. This upgrade will result in a consolidation from four critical legacy systems to one. The success of this conversion is critical to the Company attaining the planned productivity increases and operational efficiencies needed to improve the Company's operating results in the last half of fiscal 2001.

Stock Market Volatility. The Company's stock is subject to extreme price and volume trading volatility. This volatility is sometimes tied to overall market conditions and may or may not reflect the operating performance of the Company. These fluctuations could adversely affect the market price of the Company's common stock.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company did not use derivative financial instruments for speculative or trading purposes during the first quarter of fiscal 2001.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

ASSOCIATED BUSINESS TELEPHONE SYSTEMS, INC., PLAINTIFF VS. XETA CORPORATION, DEFENDANT AND THIRD-PARTY PLAINTIFF, VS. D&P INVESTMENTS, INC., THIRD-PARTY DEFENDANT - On February 16, 2001, the parties entered into a Mutual Release and Settlement Agreement ("Agreement"). Under the Agreement, all parties to the litigation executed a Joint Stipulation of Dismissal With Prejudice of all claims, counterclaims, and third-party claims asserted in the District Court Action, with each party bearing its own legal fees and expenses. In addition, the ABTS Group and the XETA Group mutually released and discharged the other from any claims which have arisen or which may arise in connection with or related in any manner to the allegations set forth in the District Court Action or any transactions between the parties prior to the date of the Agreement. The Agreement further provides that before any litigation may be commenced by any party to the Agreement against any other party to the Agreement, the party seeking to file suit must first obtain the approval of the District Court to do so. The District Court has retained jurisdiction for the purpose of enforcing the Agreement. A complete description of the subject matter of this lawsuit is contained in the Company's Annual Report on Form 10-K for the 2000 fiscal year, filed with the Commission on January 29, 2001.

Regarding the PHONOMETRICS' litigation, which the Company is monitoring, on February 9, 2001, the Florida District Court has set these cases for jury trial in June 2001. Several of the defendant hotels have filed motions to stay proceedings and for administrative closing of the cases and requested a hearing regarding the same. A detailed description of the Phonometrics' cases is contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 filed with the Commission on January 29, 2001.

ITEMS 2 through 5 have been omitted because they are not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits - See Exhibit Index page.

(b) Reports on Form 8-K - During the quarter for which this report is filed, the Company filed a report on Form 8-K on November 15, 2000 that reported the acquisition of both PRO Networks Corporation and Key Metrology Integration, Inc. effective November 1, 2000. The Company also filed a report on Form 8-K on January 4, 2001 reporting the Unaudited Consolidated Statement of Operations for the year ended October 31, 2000.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      XETA Technologies, Inc.
                                                            (Registrant)


Dated:  March 19, 2001                         By: /s/ JACK R. INGRAM
                                                  ------------------------------
                                                     Jack R. Ingram
                                                     Co-Chief Executive Officer


Dated:  March 19, 2001                         By: /s/ ROBERT B. WAGNER
                                                  ------------------------------
                                                     Robert B. Wagner
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

    SEC No.                             Description
    -------                             -----------
     (2)      PLAN OF ACQUISITION, REORGANIZATION, ARRANGEMENT, LIQUIDATION OR
              SUCCESSION -

              *2.1 Asset Purchase Agreement dated as of October 31, 2000, by and among PRO Networks Corporation, as Seller, its shareholders The John Gerard Sargent Revocable Living
                      Trust and The Nancy Rhea Sargent Revocable Living Trust,
                      XETA Technologies, Inc., as Purchaser, and John Gerard
                      Sargent and Nancy Rhea Sargent, individually -
                      Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on November 15, 2000 (File No.
                      0-16231).

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

                                  EXHIBIT INDEX

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

                                  EXHIBIT INDEX

              *10.13  HCX 5000(R) Authorized Distributor Agreement dated April
                      1, 2000 between Hitachi Telecom (USA), Inc. and XETA
                      Corporation--Omitted as substantially identical to the Authorized Distributor Agreement dated April 8, 1993 between Hitachi America, Ltd. and XETA Corporation which was previously filed as Exhibit 10.1 to the Company's
                      Annual Report on Form 10-KSB for the fiscal year ended
                      October 31, 1993 (File No. 0-16231).

              *10.14  Stock Purchase Option dated August 11, 2000 granted to
                      Larry N. Patterson - Incorporated by reference to Exhibit
                      10.14 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000, filed on January 29, 2001. (File No. 0-16231).

              *10.15 First Amendment to Credit Agreement dated August 21, 2000 among XETA Technologies, Inc., the Lenders, the Agent and the Arranger - Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000, filed on January 29, 2001.
                      (File No. 0-16231).

              *10.16  Notice of Assignment by Lucent Technologies Inc. dated
                      September 14, 2000 of all contracts with XETA
                      Technologies, Inc. (including the Dealer Agreement) to
                      Avaya Inc. - Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000, filed on January 29, 2001. (File
                      No. 0-16231).

              *10.17 Asset Purchase Agreement dated as of October 31, 2000, by and among Key Metrology Integration, Inc. as Seller, its principal shareholder The Douglas Wendell Myers Revocable
                      Living Trust, XETA Technologies, Inc., as Purchaser, and
                      Douglas Wendell Myers, individually - Incorporated by reference to Exhibit 10.17 to the Registrant's Annual
                      Report on Form 10-K for the year ended October 31, 2000, filed on January 29, 2001. (File No. 0-16231).

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

*    Previously filed