Form 10-Q
period 2001-04-30
XETA TECHNOLOGIES INC
filed 2001-06-14
CIK 742550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2001

                                       or

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

                         Yes  X         No
                            -----         -----

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                           Outstanding at May 1, 2001
--------------------------------             --------------------------
  Common Stock, $.001 par value                      9,202,952

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - April 30, 2001
                      and October 31, 2000

                  Consolidated Statements of Operations - For the Three and Six
                      months ended April 30, 2001 and 2000

                  Consolidated Statement of Shareholder's Equity - November 1,
                      2000 through April 30, 2001

                  Consolidated Statements of Cash Flows - For the Six months ended April 30, 2001 and 2000

                  Notes to Consolidated Financial Statements

                             XETA TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                 ASSETS

                                                           April 30, 2001          October 31, 2000
                                                           ---------------         ----------------
                                                             (Unaudited)

Current Assets:
  Cash and cash equivalents                                $       778,733         $       926,330
  Current portion of net investment in
    sales-type leases and other receivables                      3,592,828               2,609,976
  Trade accounts receivable, net                                20,750,411              30,139,623
  Inventories, net                                              13,645,154               8,135,062
  Deferred tax asset, net                                          570,570               1,133,487
  Prepaid expenses and other assets                              1,834,618                 338,828
                                                           ---------------         ---------------
    Total current assets                                        41,172,314              43,283,306
                                                           ---------------         ---------------

Noncurrent Assets:
  Goodwill, net of amortization                                 26,651,069              20,579,359
  Net investment in sales-type leases,
    less current portion above                                   1,457,915               2,505,841
  Property, plant & equipment, net                               8,080,675               6,854,851
  Capitalized software production costs, net of
    accumulated amortization of $783,066 & $693,066                507,955                 597,956
  Other assets                                                     298,352                 327,658
                                                           ---------------         ---------------
    Total noncurrent assets                                     36,995,966              30,865,665
                                                           ---------------         ---------------

    Total assets                                           $    78,168,280         $    74,148,971
                                                           ===============         ===============

                              LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                        $     6,304,086         $     6,820,754
  Revolving line of credit                                       4,095,000               1,000,000
  Accounts payable                                              11,553,531              11,750,607
  Unearned revenue                                               3,475,461               4,513,029
  Accrued liabilities                                            2,448,129               3,927,803
  Accrued federal and state income taxes                                --                 125,942
                                                           ---------------         ---------------
    Total current liabilities                                   27,876,207              28,138,135
                                                           ---------------         ---------------

Noncurrent liabilities:
  Long-term debt, less current portion above                    18,989,642              17,983,011
  Accrued long-term liabilities                                  1,299,114               1,299,114
  Unearned service revenue                                         664,429               1,039,949
  Noncurrent deferred tax liability, net                           521,709                 123,603
                                                           ---------------         ---------------
                                                                21,474,894              20,445,677
                                                           ---------------         ---------------

Commitments

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                                 --                      --
  Common stock; $.001 par value; 50,000,000
   shares authorized, 10,221,740 and 9,662,736
   issued at April 30, 2001 and October 31, 2000
   respectively                                                     10,221                   9,662
  Paid-in capital                                               11,084,345               9,486,776
  Retained earnings                                             19,967,272              18,313,380
  Less treasury stock, at cost                                  (2,244,659)             (2,244,659)
                                                           ---------------         ---------------
   Total shareholders' equity                                   28,817,179              25,565,159
                                                           ---------------         ---------------
   Total liabilities & shareholders' equity                $    78,168,280         $    74,148,971
                                                           ===============         ===============

  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     For the Three Months                        For the Six Months
                                                        Ending April 30,                          Ending April 30,
                                                   2001                 2000                 2001                 2000
                                               ------------         ------------         ------------         ------------

Commercial equipment sales                     $ 12,080,050         $ 15,886,795         $ 23,203,336         $ 24,972,598
Lodging systems sales                             2,066,432            4,310,758            6,421,977            9,574,203
Installation and service revenues                 8,284,048            7,242,302           17,224,394           13,340,514
Other revenues                                      166,184               33,178              869,819              135,744
                                               ------------         ------------         ------------         ------------
  Net sales and service revenues                 22,596,714           27,473,033           47,719,526           48,023,059
                                               ------------         ------------         ------------         ------------

Cost of commercial equipment                      8,379,624           11,195,142           16,300,074           17,378,805
Cost of lodging systems                           1,300,142            2,690,548            4,189,862            5,961,687
Installation and services costs                   6,386,044            5,200,729           12,851,881            9,716,759
Cost of other revenues & corporate COGS             612,188              464,203            1,594,821              815,952
                                               ------------         ------------         ------------         ------------
  Total cost of sales and service                16,677,998           19,550,622           34,936,638           33,873,203
                                               ------------         ------------         ------------         ------------

    Gross profit                                  5,918,716            7,922,411           12,782,888           14,149,856
                                               ------------         ------------         ------------         ------------

Operating expenses:
  Selling, general and administrative             4,407,482            4,241,250            8,237,581            7,221,199
  Amortization                                      399,000              346,200              811,466              969,830
                                               ------------         ------------         ------------         ------------
      Total operating expenses                    4,806,482            4,587,450            9,049,047            8,191,029
                                               ------------         ------------         ------------         ------------

Income from operations                            1,112,234            3,334,961            3,733,841            5,958,827

  Interest expense                                 (589,755)            (645,222)          (1,286,261)          (1,011,222)
  Interest and other income                         134,912              137,764              273,312              382,363
                                               ------------         ------------         ------------         ------------
      Subtotal                                     (454,843)            (507,458)          (1,012,949)            (628,859)

Income before provision for income
  taxes                                             657,391            2,827,503            2,720,892            5,329,968
Provision for income taxes                          258,000            1,102,000            1,067,000            2,084,000
                                               ------------         ------------         ------------         ------------

Net income                                     $    399,391         $  1,725,503         $  1,653,892         $  3,245,968
                                               ============         ============         ============         ============


Earnings per share
  Basic                                        $       0.04         $       0.21         $       0.19         $       0.39
                                               ============         ============         ============         ============

  Diluted                                      $       0.04         $       0.17         $       0.17         $       0.33
                                               ============         ============         ============         ============


Weighted average shares outstanding               9,101,093            8,219,336            8,901,823            8,236,968
                                               ============         ============         ============         ============

Weighted average shares equivalents               9,741,886            9,918,042            9,674,935            9,897,906
                                               ============         ============         ============         ============



  The accompanying notes are an integral part of these consolidated statements.

                            XETA TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (Unaudited)


                                                 Common Stock                  Treasury Stock
                                          ---------------------------    --------------------------
                                            Number of                                                     Paid-in       Retained
                                          Shares Issued    Par Value        Shares        Amount          Capital       Earnings
                                          -------------   -----------    -----------    -----------     -----------    -----------
Balance-October 31, 2000                     9,662,736          9,662      1,018,788    $(2,244,659)    $ 9,486,776    $18,313,380

Stock options exercised $.001 par value        559,004            559             --             --         360,454             --

Tax benefit of stock options                        --             --             --             --       1,237,115             --

Net Income                                          --             --             --             --              --      1,653,892

                                           -----------    -----------    -----------    -----------     -----------    -----------
Balance at April 30, 2001                   10,221,740    $    10,221      1,018,788    $(2,244,659)    $11,084,345    $19,967,272
                                           ===========    ===========    ===========    ===========     ===========    ===========

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                   For the Six Months
                                                                                                     Ended April 30,
                                                                                                 2001                 2000
                                                                                             ------------         ------------

Cash flows from operating activities:
    Net Income                                                                               $  1,653,892         $  3,245,968
                                                                                             ------------         ------------

    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
       Depreciation                                                                               495,503              345,654
       Amortization                                                                               811,466              969,830
       (Gain) loss on sale of assets                                                                9,814               (8,266)
       Provision for returns & doubtful accounts receivable                                       170,000               85,000
       Provision for excess and obsolete inventory                                                300,000              125,000
    Change in assets and liabilities net of acquisition:
       (Increase) decrease in net investment in sales-type leases & other receivables              65,074              379,048
       (Increase) decrease in trade receivables                                                10,292,712           (7,217,426)
       (Increase) decrease in inventories                                                      (6,185,092)           1,909,601
       (Increase) in deferred tax asset                                                           (59,509)              86,518
       (Increase) decrease in prepaid expenses and other assets                                  (103,942)            (125,654)
       (Increase) decrease in prepaid taxes                                                    (1,269,592)             (28,114)
        Increase (decrease) in accounts payable                                                  (776,110)            (884,567)
        Increase (decrease) in unearned revenue                                                (1,636,560)          (1,960,401)
        Increase (decrease) in accrued income taxes                                             1,111,173              634,897
        Increase (decrease) in accrued liabilities                                             (1,710,620)            (592,243)
        Increase (decrease) in deferred tax liabilities                                          (111,894)             (13,165)
                                                                                             ------------         ------------
Total adjustments                                                                               1,402,423           (6,294,288)
                                                                                             ------------         ------------
            Net cash provided by (used in)
            operating activities                                                                3,056,315           (3,048,320)
                                                                                             ------------         ------------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                                                      (5,593,695)         (26,448,008)
       Additions to capitalized software                                                               --              (43,550)
       Additions to property, plant & equipment                                                (1,556,597)          (1,055,848)
       Proceeds from sale of assets                                                                   400               56,972
                                                                                             ------------         ------------
            Net cash used in
               investing activities                                                            (7,149,892)         (27,490,434)
                                                                                             ------------         ------------

Cash flows from financing activities:
       Proceeds from issuance of debt                                                           5,500,000           26,020,432
       Proceeds from draws on revolving line of credit                                         18,420,000            4,650,000
       Principal payments on debt                                                              (5,010,033)          (1,916,665)
       Payments on revolving line of credit                                                   (15,325,000)          (2,550,000)
       Exercise of stock options                                                                  361,013               57,551
                                                                                             ------------         ------------

            Net cash provided by financing activities                                           3,945,980           26,261,318
                                                                                             ------------         ------------

            Net decrease in cash and cash equivalents                                            (147,597)          (4,277,436)

Cash and cash equivalents, beginning of period                                                    926,330            4,556,212
                                                                                             ------------         ------------
Cash and cash equivalents, end of period                                                     $    778,733         $    278,776
                                                                                             ============         ============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                                 $  1,713,853         $    856,178
    Cash paid during the period for income taxes                                             $  1,203,418         $  1,404,967
    Contingent consideration to be paid to target shareholder(s)                             $         --         $  3,000,000
    Contingent consideration paid to target shareholder(s)                                   $  2,000,000
    Contingent liabilities acquired in acquisitions                                          $  1,300,000         $  2,000,000
    Treasury shares given in UST acquisition                                                 $         --         $  3,300,000

 The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 April 30, 2001
                                   (Unaudited)


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

         The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest financial statements filed as part of the Company's Annual Report on Form 10-K, Commission File No. 0-16231. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments made were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year. The results of operations from the Company's new acquisitions were only consolidated since November 1, 2000 and the operating results of PRO Net and KMI have historically been subject to significant seasonal fluctuations.

         These statements should be read in conjunction with the audited financial statements and notes thereto of XETA included in the Company's Annual Report on Form 10-K, which was filed with the SEC on January 29, 2001, the Company's Form 10-K/A filing on February 8, 2001 reflecting the operating results of the Company. On June 26, 2000, the shareholders approved a reduction in the par value of the common stock to $.002 per share and an increase in the number of authorized common shares to 50 million. All share and per share amounts have been restated to reflect the effect of the two-for-one stock split on July 17, 2000. The stock split was effected through a reduction in the par value of the common stock to $.001 per share.

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

(3)      CREDIT FACILITY

         Financing for the acquisitions described above was provided through draws of $5.5 million on the Company's credit facility. At April 30,2001, the Company has term loans of $24.3 million outstanding and approximately $3.2 million available under the present facility for future acquisitions. In addition, the Company has an $8 million working capital revolving facility. At April 30, 2001, there was $3.91 million available under the revolver.

Interest on all the funded portions of the facility accrues at either a) the London Interbank Offered Rate (which was 4.44% at April 30, 2001) plus 1.5% to 2.5%, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or b) the bank's prime rate (which was 7.5% at April 30, 2001) plus up to .75%, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of .20% to .45% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The Company makes monthly payments on the term loans of $525,341. Draws under the acquisition portion of the credit facility are converted annually into five-year term loans, except during the third year of the facility in which any draws are converted into a four-year term loan.

The credit facility requires, among other things, that the Company maintain a minimum tangible net worth, working capital and debt to tangible net worth ratio, and debt service coverage, and it limits capital expenditures. At April 30, 2001, the Company was in compliance with the covenants of the revolving credit agreement or obtained the necessary covenant waiver.

(4)      INVENTORIES

         The following are the components of inventories:

                                        April 30,           October 31,
                                          2001                 2000
                                      ------------         ------------
                                      (Unaudited)

Raw materials                         $  1,367,137         $  1,235,842
Finished goods and spare parts          13,960,714            8,032,695
                                      ------------         ------------
                                        15,327,851            9,268,537

Less reserve for excess and
 obsolete inventory                     (1,682,697)          (1,133,475)
                                      ------------         ------------

                                      $ 13,645,154         $  8,135,062
                                      ============         ============

(5)      PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                    April 30,           October 31,
                                                      2001                 2000
                                                  ------------         ------------
                                                  (Unaudited)

Data processing & computer field equipment        $  5,901,590         $  4,244,213
Building                                             2,397,954            2,397,954
Land                                                   611,582              611,582
Office furniture                                     1,085,564              958,385
Autos and trucks                                       259,345              266,668
Other                                                  605,675              677,137
                                                  ------------         ------------
                                                    10,861,710            9,155,939
Less accumulated depreciation                       (2,781,035)          (2,301,088)
                                                  ------------         ------------
                                                  $  8,080,675         $  6,854,851
                                                  ============         ============

(6)      UNEARNED INCOME

         Unearned income consists of the following:

                                                 April 30,          October 31,
                                                   2001                2000
                                               ------------        ------------
                                               (Unaudited)

Service contracts                              $  1,859,203        $  1,884,155
Warranty service                                    829,138           1,001,791
Systems shipped, but not installed                   70,165             196,766
Customer deposits                                   653,771           1,309,159
Other deferred revenue                               63,184             121,158
                                               ------------        ------------
   Total current deferred revenue                 3,475,461           4,513,029

   Noncurrent unearned service revenues             664,429           1,039,949
                                               ------------        ------------
                                               $  4,139,890        $  5,552,978
                                               ============        ============

(7)      INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                            April 30,         October 31,
                                                              2001                2000
                                                          ------------        ------------
                                                          (Unaudited)

Deferred tax assets:
         Nondeductible reserves                           $    616,282        $  1,630,311
         Prepaid service contracts                             255,835             337,559
         Unamortized cost of service contracts                  78,398              31,186
         Other                                                  46,224              29,224
                                                          ------------        ------------
            Total deferred tax asset                           996,739           2,028,280
                                                          ------------        ------------

Deferred tax liabilities:
         Tax income to be recognized on sales-type
           lease contracts                                     547,506             603,606
         Unamortized capitalized software
           development costs                                   172,705             203,305
         Other                                                 227,667             211,485
                                                          ------------        ------------
            Total deferred tax liability                       947,878           1,018,396
                                                          ------------        ------------
Net deferred tax asset (liability)                        $     48,861        $  1,009,884
                                                          ============        ============


(10)     FOOTNOTES INCORPORATED BY REFERENCE

         Certain footnotes are applicable to the consolidated financial statements, but would be substantially unchanged from those presented in the Company's Annual Report on Form 10-K, Commission File No. 0-16231, filed with the Securities and Exchange Commission on January 29, 2001, and the Company's Form 10-K/A filing on February 8, 2001. Accordingly, reference should be made to those statements for the following:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING EXPECTATIONS
REGARDING: XETA TECHNOLOGIES' (THE "COMPANY'S") FINANCIAL POSITION INCLUDING REVENUES, EARNINGS PER SHARE, GROSS MARGINS, OPERATING EXPENSES, AND OPERATING MARGINS; THE IMPACT OF CERTAIN REDUCTIONS AND OTHER MEASURES TAKEN DURING THE QUARTER UPON THE COMPANY'S FUTURE RESULTS OF OPERATIONS; AND TRENDS AND CONDITIONS IN THE U.S. ECONOMY AND IN THE COMMUNICATIONS TECHNOLOGY INDUSTRY AND HOSPITALITY MARKETS. THESE AND OTHER FORWARD-LOOKING STATEMENTS (GENERALLY DEFINED BY SUCH WORDS AS "EXPECTS," "PLANS," "BELIEVES," "ANTICIPATES," "GUIDANCE," AND SIMILAR WORDS OR EXPRESSIONS) ARE NOT GUARANTEES OF PERFORMANCE BUT RATHER REFLECT MANAGEMENT'S CURRENT EXPECTATIONS, ASSUMPTIONS, AND BELIEFS BASED UPON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT AND THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES ARE DESCRIBED UNDER THE HEADING "OUTLOOK AND RISK FACTORS" BELOW. CONSEQUENTLY, ALL FORWARD-LOOKING STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE RISK FACTORS DISCUSSED HEREIN AND THROUGHOUT THIS REPORT TOGETHER WITH THE RISK FACTORS IDENTIFIED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, WHICH WAS FILED ON JANUARY 29, 2001.

GENERAL

During its second quarter, the Company faced a continued, rapid decline in the market for its products. In the face of the decline in the overall U.S. economy, many U.S. firms have significantly deferred their capital spending on technology and productivity-enhancing products. The impact on the Company's revenues has been sudden and substantial, and most noticeable in the Lodging sector. As a result, the Company has taken several actions discussed below and throughout
Item 2, to adjust the Company's operations to correspond to its current revenue levels. Management believes these actions will help the Company's operating results in the current economic climate. However, because of the general uncertainty as to the future trend of the U.S. economy and the duration of the current slow-down, it is difficult to predict whether additional such measures will be necessary in the future to maintain or protect current revenue levels.


The Company's response to the current market conditions has been to rapidly adjust its cost structure to its current revenue run-rates and to continue to pursue, and in some cases, quicken the pace of its transformation strategies. Specifically, the Company implemented a workforce reduction of approximately 80 to 90 employees, a salary reduction for officers of 10% to 25%, and a 20% reduction in the fees paid to outside directors. Much of the workforce reduction represented an acceleration of the planned benefits of the implementation of the new Enterprise Resource Planning ("ERP") system and an acceleration of the integration of the Company's recent acquisitions in addition to sizing the Company appropriately for the current lower level of revenues. Despite having to take the actions above, management remains committed to the transformation of its business in fiscal 2001. This transformation includes executing the following tactics: (1) complete the implementation of the digital operating model, (2) integrate our newly acquired LAN, WAN, UM, Microsoft Exchange and IP consulting and implementation competencies, and (3) redirect our sales and service teams from slower to faster growing application segments of the marketplace.

Also, in response to the current market conditions, the Company has chosen to re-align the duties of its executive team in order to enable the Company to better respond to current market conditions in the areas of operating results and the Company's planned transformation. Jon Wiese, formerly Co-CEO and President, will assume the position of Chief Strategist and will be responsible for the Company's growth strategies and corporate transformation initiatives. Jack Ingram will remain as Chairman and CEO and will assume the duties and responsibilities of President responsible for all day-to-day activities. The Company believes that it can more effectively maximize its operating efficiencies and achieve its growth vision with this management structure.

Management believes that as a result of the actions described above and pending no further deterioration in its markets, it can raise its profitability levels from the $.04 earnings per share level earned in the 2nd quarter to the $.08 to $.11 earnings per share level, while at the same time continuing to adequately serve the Company's customer base and preserve the ability to re-initiate the growth strategies once the market stabilizes.


FINANCIAL CONDITION

During the first half of fiscal 2001, the Company has continued to enjoy positive cash flows from operations as a result of the Company's profitability and the cash management project that began in the fourth quarter of fiscal 2000. Cash flows from operations were $3.1 million in the first half of 2001 generated substantially from the Company's efforts to reduce its accounts receivable balances through focusing on the processing and collecting of sales orders. These efforts have resulted in the reduction in days sales outstanding on billed receivables from 106 on July 31, 2000 to 71 for the quarter just ended. In the second quarter, the Company made a deliberate decision to increase its inventory balances to insure there would be adequate inventory balances available while the Company implemented a new warehouse strategy resulting in the elimination of six warehouses and the creation of an outsourced warehouse process. Also, the Company made these inventory purchases to take advantage of certain compensation programs available to the Company under the Avaya dealer program.

During the first six months of the year, the Company has made investments of $7.1 million. Approximately $5.6 million of these investments represent the KMI and PRO Net acquisitions made at the beginning of the fiscal year, for which funding was provided by a draw on the Company's acquisition facility. The remaining investments made were primarily related to phase I of the implementation of the Company's ERP system.

At April 30, 2001, the Company has total term debt outstanding of $25.3 million. In addition, $4.1 million was outstanding on the working capital revolver. As discussed above, management took several actions in the second quarter to adjust the cost structure of the Company to the current market conditions. While no assurance can be made, management believes that the cash flows of the Company will be sufficient to meet the Company's debt obligations provided there is no further erosion in market conditions. Management has met with its bank group and discussed in detail these current market conditions, the actions taken in response, and the Company's current forecast for operating results and cash flows. Discussions are currently taking place regarding possible adjustments to some of the covenants and pricing under the Company's present credit facility. See additional discussion of the Company's Credit Facility under "Risk Factors" below. Management considers its relationship with its bank to be good.


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

Commercial Equipment Sales. Sales of equipment and systems to the Commercial market decreased 24% in the second quarter compared to last year and decreased 7% for the year-to-date period compared to last year. The Company attributes this decline directly to market conditions, and specifically to the slow-down in spending on new technology in the U.S. Management watches the order rates for its Commercial sales closely and those rates have not shown a clear trend in the first half of the year; therefore management is unable to predict with any confidence whether the current downturn will continue, stabilize, or recover during the balance of the year.

Lodging Systems Sales. Sales of lodging systems decreased 52% in the second quarter compared to last year and decreased 33% for the six-month period compared to the previous year. Though lower lodging systems sales were expected in fiscal 2001, management believes that the severity of these results are related to the market conditions. Furthermore, the duration of the decline appears to be more severe as order rates for new lodging systems have consistently declined during the first half of the year. Given the likelihood of a more sustained downturn in this segment of the Company's business, more of the workforce reductions were targeted toward functional areas that supported this segment.

Installation and Service Revenues. Revenues earned from installation and service ("Service") related activities increased 14% in the second quarter of fiscal 2001 compared to the prior year and increased 29% in the first half of fiscal 2001 compared to the first half of fiscal 2000. Service revenues are derived from activities related to the Company's Commercial and Lodging product offerings and from professional services provided by the Company's newly acquired professional consulting firm, KMI.

Service revenues earned from Lodging related activities including maintenance contracts, installations and cabling projects increased 15% in the second quarter and 11% for the first six months of fiscal 2001. Despite these year-over-year increases, on a sequential basis Lodging related service revenues declined 11% in the second quarter (compared to the first quarter), especially revenues earned from Lodging cabling projects, reflecting the downturn in Lodging systems sales discussed above.

Service revenues earned from the Commercial market sources increased 3% in the second quarter compared to last year and 66% for the first half of 2001 compared to a year ago. Although this revenue stream has been adversely affected by the market conditions described above, the Company has offset those trends by continued focus on strengthening this segment of the business as a key differentiator in the marketplace driving customer satisfaction and retention.

Service revenues earned from the Company's consulting business are not comparable to previous periods since this line of business was acquired in November of the current fiscal year. While management is pleased with the type of projects being performed by its consultants, this segment has also been negatively impacted by the general downturn in the economy as companies look for ways to decrease expenses and often defer consulting projects.

Gross Margins. Gross margins in the second quarter of fiscal 2001 were 26% compared to 29% in the second quarter of fiscal 2000 and were 27% for the six month period ending April 30, 2001 compared to 29% for the same period in fiscal 2000. The major reason for the decline in overall gross margins was the decline in gross margins earned on service revenues which slipped to 23% from 28% in the three month period and to 25% from 27% for the sixth month period. Management believes that most of this erosion in margins was the result of an increase in manpower during the first half of the year which was made to support the Company's Lodging cabling and installation business and to a lesser extent the planned growth in the Commercial services segment. While no assurance can be given, management believes that the actions taken to reduce the size of the workforce supporting these revenue streams and a general focus on overall expenses will substantially improve the gross margins earned on Services. Gross margins earned on Commercial and Lodging equipment and systems sales were relatively flat in the second quarter of fiscal 2001 compared to the previous year and were up slightly compared to the first quarter of the current year reflecting favorable product mix and improved customer satisfaction despite the market conditions.

Operating Expenses. Operating expenses, excluding amortization expenses, were 20% of revenues in the second quarter of fiscal 2001 compared to 15% in the same period of fiscal 2000 and were 17% for the first half of fiscal 2001 compared to 15% for the same period of fiscal 2000. These increases were the result of lower revenues and reduced reimbursement of marketing funds from the Company's principal supplier, Avaya. While no assurance can be given and provided that revenue levels remain at second quarter levels or improve, management believes that the cost reduction efforts implemented in April will result in operating expense levels more in line with its previously stated goal of 16% to 18% for these expenses. Amortization expense was $399,000 for the second quarter compared to $346,000 in the prior year reflecting additional goodwill added from recent acquisitions earlier in the year. For the year-to-date period, amortization expense was $811,000 compared to $970,000 in the prior year reflecting higher amortization of acquired goodwill in fiscal 2001 which was more than offset by an additional $208,000 in amortization in the first half of fiscal 2000 to complete the amortization of long distance service contracts purchased in 1997.

Interest Expense and Other Income. Interest expense consists of interest on the Company's credit facility. Interest expense in the second quarter of the current year is approximately 9% lower than the same period in 2000 reflecting generally lower interest rates. For the year-to-date period, interest expense is approximately 27% higher resulting from higher average debt outstanding in the current year and the fact that the Company did not incur debt until one month into fiscal 2000 when it acquired U.S. Technologies, Inc.

Tax Expense. The Company has recorded a combined federal and state tax provision of 39% of income before taxes in all periods being presented. This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins. Net income as a percent of revenues was 2% in the second quarter of fiscal 2001 compared to 6% in the prior year and was 3% in the first half of fiscal 2001 compared to 7% for the same period last year. The operating margins earned in 2001 to date are lower than the Company's target operating margins of 6% to 8% and reflect the current economic conditions that the Company is experiencing. Management believes that the changes that have been made to it's cost structure late in the Company's second quarter will restore operating margins to the 4% to 5% range for the balance of the year, provided there is no further deterioration in market conditions.


OUTLOOK AND RISK FACTORS

The following discussion is an update of the "Outlook and Risk Factors" discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 2000. The discussions in that report regarding "Dealer Agreements", "Dependence Upon the Avaya 'Business Partner Program' and 'Incentive Programs'", "Competition", "Section 3389(h)(10) Election", and "General Risk Factors" are still considered current and should be given equal consideration together with the matters discussed below.

Growth Strategy and Acquisitions. Management continues to strongly believe in its overall vision to become a nationwide integrator of voice and data technologies offering a full range of products and professional services and in its strategy to pursue that vision through a balanced growth strategy of acquisitions and organic growth. However, given the current market conditions, management has chosen to suspend its acquisition activity and will expand internally only as significant target geographic opportunities present themselves. Management believes that the cost containment measures taken to date will not hamper the Company's ability to quickly re-engage both its acquisition and internal growth strategies when market conditions and the Company's profitability improve. However, should additional cost reductions be needed in response to further weakening in the Company's markets, it is possible that such reductions could hamper the Company's ability to resume its expansion capabilities.

U.S. Economy. Predicting the future of the U.S. economy and its impact on the Company's near and long-term results is treacherous. Management believes that its strategy to pursue becoming a nationwide integrator of voice and data technologies specializing in high-end, complex applications of those technologies, is still the correct vision. However, current market conditions have dictated the workforce and salary reductions discussed under "General" above as well as the implementation of other cost-containment measures. Also, in light of the uncertain economic conditions, the Company has temporarily suspended its acquisition activities. These actions, when considered together, will likely result in a delay in the Company's ability to quickly reach the critical mass that management believes is necessary to ultimately be successful as a nationwide integrator. However, it is premature to determine whether these actions will ultimately result in a competitive disadvantage in the marketplace when the economy eventually recovers. Presently, there is little consensus regarding the duration or severity of the current downturn, especially as it relates to the Company's markets. Therefore, there can be no estimate given as to when the Company could resume its planned growth strategy.

Credit Facility. As discussed under "Financial Condition" above, the Company has met with its bank group to fully discuss current economic conditions, their impact on the Company, and management's response to those conditions. Based on those actions and on generally flat revenues for the remainder of the fiscal year, the Company has forecasted that it can meet its debt obligations and continue to fund the implementation of its new ERP system. However, should the Company's financial condition deteriorate significantly in the future, it is possible that the cash flows from its operations would be insufficient to demonstrate an ability to meet its debt obligations. In such case, it might become necessary to restructure the debt or replace it through an equity offering. No assurance can be given that such a restructuring could be achieved at all and it is likely that the pricing of the restructured debt would be significantly higher than the Company's current senior debt credit facility.

Technology Infrastructure and Information Systems. Management's ability to navigate the current market will depend heavily upon its ability to assemble the necessary information to make informed decisions and implement those decisions quickly and effectively. The Company is currently upgrading its technology infrastructure and its information systems. This upgrade will result in a consolidation from four critical legacy systems to one. The success of this conversion is critical to the Company attaining the planned productivity increases and operational efficiencies needed to improve the Company's operating results and provides the needed infrastructure for future growth.

Attracting and Retaining Talented Employees. Despite the downturn in the economy, the Company continues to see a very tight market for the most talented labor, especially certified technicians and account executives with experience in the Company's markets. Management continues to believe that by providing opportunities for these individuals at the leading edge of technology and through appropriate compensation and training programs, the Company can effectively retain and attract the needed talent to support its business. However, should market conditions remain depressed, it is possible that the Company would have to defer or cancel needed training and certification programs necessary for these employees to maintain and advance their expertise. In addition, should the market demand for these individuals continue to remain strong in the face of an overall weaker economy, no assurance can be given that the Company could fashion sufficiently attractive cash and equity compensation packages to continue to retain or attract these important competencies.


Stock Market Volatility. Historically, the Company's stock has not been widely followed by investment analysts and has been subject to price and volume trading volatility. This volatility is sometimes tied to overall market conditions and may or may not reflect the operating performance of the

Company. Due to the current negative perception of technology related stocks, the Company's declining revenues, and the relatively small size of the Company's market capitalization, the Company has seen the interest from the financial community and average trading volume of its stock decline further during fiscal 2001. As a result, there is increased risk that the Company's stock could experience even greater volatility from momentum trading by only a few stock market participants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. The Company did not use derivative financial instruments for speculative or trading purposes during the first half of fiscal 2001.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

ASSOCIATED BUSINESS TELEPHONE SYSTEMS, INC., PLAINTIFF VS. XETA CORPORATION, DEFENDANT AND THIRD-PARTY PLAINTIFF, VS. D&P INVESTMENTS, INC., THIRD-PARTY DEFENDANT - On February 16, 2001, the parties entered into a Mutual Release and Settlement Agreement ("Agreement"), which terminated this matter. A complete description of the subject matter of this lawsuit is contained in the Company's Annual Report on Form 10-K for the 2000 fiscal year, filed with the Commission on January 29, 2001 and the Company's Quarterly Report on Form 10-Q filed with the Commission on March 19, 2001.

Regarding the PHONOMETRICS' litigation, which the Company is monitoring, the Florida District Court entered an order in March, 2001 staying all of the Phonometrics' cases pending the outcome of an appeal by Phonometrics which is before the Federal Circuit Court of Appeals. A detailed description of the Phonometrics' cases is contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 filed with the Commission on January 29, 2001, and the Company's Quarterly Report on Form 10-Q for the first quarter ended January 31, 2001, filed with the Commission on March 19, 2001.

ITEMS 2 and 3 have been omitted because they are not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS.

During the fiscal period for which this report is filed, the Company held its annual meeting of shareholders on March 20, 2001, at which the following two matters were submitted to a vote of the shareholders and approved.

         The first matter concerned the election of Directors. The following persons were elected to the Board of Directors without contest as follows:


NOMINEE                                                           FOR                    WITHHOLD
-------                                                           ---                    --------

Ron B. Barber                                                   7,985,276                  30,734

Donald T. Duke                                                  7,985,276                  30,734

Robert D. Hisrich                                               7,985,276                  30,734

Jack R. Ingram                                                  7,985,276                  30,734

Ronald L. Siegenthaler                                          7,985,276                  30,734

Robert B. Wagner                                                7,985,276                  30,734

Jon A. Wiese                                                    7,985,276                  30,734

The second matter involved the ratification of the Board of Directors' selection of Arthur Andersen, LLP as the independent public accountants to audit the Company's financial statements for the fiscal year ending October 31, 2001. The selection was ratified by the shareholders as follows:

                    For            Against             Abstain
                    ---            -------             -------

                 7,989,759          13,715             12,536



ITEM 5 has been omitted because it is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits - See Exhibit Index page.

(b) Reports on Form 8-K - During the quarter for which this report is filed, the Company filed a voluntary report on Form 8-K on March 26, 2001.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        XETA Technologies, Inc.
                                        (Registrant)


Dated:  June 14, 2001          By: /s/ JACK R. INGRAM
                                  -------------------------------------------
                                        Jack R. Ingram
                                        Chief Executive Officer


Dated:  June 14, 2001          By: /s/ ROBERT B. WAGNER
                                  -------------------------------------------
                                        Robert B. Wagner
                                        Chief Financial Officer

                                  Exhibit Index

        SEC No.                    Description

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

                  (ii)     BYLAWS -

                           (a)      Amended and Restated Bylaws of the
                                    Registrant.

         (4) INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES - None other than the Amended and Restated Certificate of Corporation of the Registrant, as amended, and Amended and Restated Bylaws of the Registrant, as identified in Exhibit 3(i) and 3(ii) to this report.

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

                  *10.18 Asset Purchase Agreement dated as of October 31, 2000, by and among PRO Networks Corporation, as Seller, its shareholders The John Gerard Sargent Revocable Living Trust and The Nancy Rhea Sargent Revocable Living Trust, XETA Technologies, Inc., as Purchaser, and John Gerard Sargent and Nancy Rhea Sargent, individually - Incorporated by reference to
                           Exhibit 2.1 to the Registrant's Form 8-K filed on November 15, 2000 (File No. 0-16231).

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

*    Previously filed