Form 10-Q
period 2001-07-31
XETA TECHNOLOGIES INC
filed 2001-09-14
CIK 742550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2001

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-16231


                             XETA Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       Oklahoma                                                             73-1130045
-------------------------------------------------------------------------------------------------------------------
            (State or other jurisdiction of                                              (I.R.S. Employee
            incorporation or organization)                                              Identification No.)


           1814 W. Tacoma, Broken Arrow, OK                                                 74012-1406
-------------------------------------------------------------------------------------------------------------------
       (Address of principal executive offices)                                             (Zip Code)

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

                           Yes  X         No
                              -----         ------

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

             Class                        Outstanding at September 1, 2001
---------------------------------     -----------------------------------------
  Common Stock, $.001 par value                      9,237,952

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets - July 31, 2001
              and October 31, 2000

          Consolidated Statements of Operations - For the Three and Nine months ended July 31, 2001 and 2000

          Consolidated Statement of Shareholder's Equity - November 1,
              2000 through July 31, 2001

          Consolidated Statements of Cash Flows - For the Nine months ended July 31, 2001 and 2000

          Notes to Consolidated Financial Statements

                             XETA TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                                                   July 31, 2001     October 31,2000
                                                                   --------------    ---------------
                                                                    (Unaudited)
Current Assets:
  Cash and cash equivalents                                        $      372,057    $      926,330
  Current portion of net investment in
    sales-type leases and other receivables                             2,325,353         2,609,976
  Trade accounts receivable, net                                       19,925,249        30,139,623
  Inventories, net                                                     11,114,867         8,135,062
  Deferred tax asset, net                                                 769,526         1,133,487
  Prepaid expenses and other assets                                     1,225,923           338,828
                                                                   --------------    --------------
    Total current assets                                               35,732,975        43,283,306
                                                                   --------------    --------------

Noncurrent Assets:
  Goodwill, net of amortization                                        26,298,567        20,579,359
  Net investment in sales-type leases,
    less current portion above                                          1,233,366         2,505,841
  Property, plant & equipment, net                                      8,689,600         6,854,851
  Capitalized software production costs, net of
    accumulated amortization of $828,066 & $693,066                       462,956           597,956
  Other assets                                                            277,658           327,658
                                                                   --------------    --------------
    Total noncurrent assets                                            36,962,147        30,865,665
                                                                   --------------    --------------

    Total assets                                                   $   72,695,122    $   74,148,971
                                                                   ==============    ==============

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                $    6,304,086    $    6,820,754
  Revolving line of credit                                                925,000         1,000,000
  Accounts payable                                                      9,952,730        11,750,607
  Unearned revenue                                                      2,941,336         4,513,029
  Accrued liabilities                                                   2,840,448         3,927,803
  Accrued federal and state income taxes                                       --           125,942
                                                                   --------------    --------------
    Total current liabilities                                          22,963,600        28,138,135
                                                                   --------------    --------------

Noncurrent liabilities:
  Long-term debt, less current portion above                           17,413,621        17,983,011
  Accrued long-term liabilities                                         1,299,114         1,299,114
  Unearned service revenue                                                519,931         1,039,949
  Noncurrent deferred tax liability, net                                  526,736           123,603
                                                                   --------------    --------------
                                                                       19,759,402        20,445,677
                                                                   --------------    --------------
Commitments

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                                        --                --
  Common stock; $.001 par value; 50,000,000
   shares authorized, 10,221,740 and 9,662,736
   issued at July 31, 2001 and October 31, 2000
   respectively                                                            10,221             9,662
  Paid-in capital                                                      11,261,743         9,486,776
  Retained earnings                                                    20,944,815        18,313,380
  Less treasury stock, at cost                                         (2,244,659)       (2,244,659)
                                                                   --------------    --------------
   Total shareholders' equity                                          29,972,120        25,565,159
                                                                   --------------    --------------
   Total liabilities & shareholders' equity                        $   72,695,122    $   74,148,971
                                                                   ==============    ==============


              The accompanying notes are an integral part of these
                            consolidated statements.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       For the Three Months                For the Nine Months
                                                         Ending July 31,                     Ending July 31,
                                                     2001             2000               2001              2000
                                                --------------    --------------    --------------    --------------
Commercial equipment sales                      $   11,117,749    $   13,637,639    $   34,321,085    $   38,610,237
Lodging systems sales                                1,801,453         2,933,942         8,223,430        12,508,145
Installation and service revenues                    8,006,346         8,951,256        25,230,740        22,291,770
Other revenues                                          38,897            57,094           908,716           192,838
                                                --------------    --------------    --------------    --------------
  Net sales and service revenues                    20,964,445        25,579,931        68,683,971        73,602,990
                                                --------------    --------------    --------------    --------------

Cost of commercial equipment                         8,096,513         9,306,499        24,396,587        26,685,304
Cost of lodging systems                              1,136,774         1,776,523         5,326,636         7,738,210
Installation and services costs                      5,327,996         5,851,655        18,179,877        15,568,414
Cost of other revenues & corporate COGS                626,296           571,691         2,221,117         1,387,643
                                                --------------    --------------    --------------    --------------
  Total cost of sales and service                   15,187,579        17,506,368        50,124,217        51,379,571
                                                --------------    --------------    --------------    --------------

    Gross profit                                     5,776,866         8,073,563        18,559,754        22,223,419
                                                --------------    --------------    --------------    --------------

Operating expenses:
  Selling, general and administrative                3,343,455         4,773,454        11,581,036        11,994,653
  Amortization                                         399,000           346,200         1,210,466         1,316,030
                                                --------------    --------------    --------------    --------------
      Total operating expenses                       3,742,455         5,119,654        12,791,502        13,310,683
                                                --------------    --------------    --------------    --------------

Income from operations                               2,034,411         2,953,909         5,768,252         8,912,736

  Interest expense                                    (535,619)         (672,671)       (1,821,880)       (1,683,893)
  Interest and other income                            108,751            84,656           382,063           467,019
                                                --------------    --------------    --------------    --------------
      Subtotal                                        (426,868)         (588,015)       (1,439,817)       (1,216,874)

Income before provision for income
  taxes                                              1,607,543         2,365,894         4,328,435         7,695,862
Provision for income taxes                             630,000           930,000         1,697,000         3,014,000
                                                --------------    --------------    --------------    --------------

Net income                                      $      977,543    $    1,435,894    $    2,631,435    $    4,681,862
                                                ==============    ==============    ==============    ==============
Earnings per share
  Basic                                         $         0.11    $         0.17    $         0.29    $         0.57
                                                ==============    ==============    ==============    ==============

  Diluted                                       $         0.10    $         0.15    $         0.27    $         0.48
                                                ==============    ==============    ==============    ==============

Weighted average shares outstanding                  9,202,952         8,380,035         9,003,302         8,285,005
                                                ==============    ==============    ==============    ==============

Weighted average shares equivalents                  9,795,292         9,804,028         9,729,176         9,782,277
                                                ==============    ==============    ==============    ==============



The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                Common Stock                    Treasury Stock
                                        ----------------------------  ----------------------------                    Retained
                                        Shares Issued    Par Value       Shares          Amount     Paid-in Capital    Earnings
                                        -------------  -------------  -------------  -------------  --------------- -------------
Balance-October 31, 2000                    9,662,736          9,662      1,018,788  $  (2,244,659)  $   9,486,776  $  18,313,380

Stock options exercised $.001 par value       559,004            559             --             --         360,454             --

Tax benefit of stock options                       --             --             --             --       1,414,513             --

Net Income                                         --             --             --             --              --      2,631,435
                                        -------------  -------------  -------------  -------------   -------------  -------------
Balance at July 31, 2001                   10,221,740  $      10,221      1,018,788  $  (2,244,659)  $  11,261,743  $  20,944,815
                                        =============  =============  =============  =============   =============  =============



The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                 For the Nine Months
                                                                                                    Ended July 31,
                                                                                                2001              2000
                                                                                           --------------    --------------
Cash flows from operating activities:
    Net Income                                                                             $    2,631,435    $    4,681,862
                                                                                           --------------    --------------
    Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
       Depreciation                                                                               745,030           574,179
       Amortization                                                                             1,210,466         1,316,030
       (Gain) loss on sale of assets                                                               10,537            (3,611)
       Provision for returns & doubtful accounts receivable                                       230,000           139,000
       Provision for excess and obsolete inventory                                                450,000           200,000
    Change in assets and liabilities net of acquisition:
       (Increase) decrease in net investment in sales-type leases & other receivables           1,557,098         1,011,047
       (Increase) decrease in trade receivables                                                11,128,989       (11,557,366)
       (Increase) decrease in inventories                                                      (3,804,805)          298,311
       (Increase) in deferred tax asset                                                          (258,465)          123,527
       (Increase) decrease in prepaid expenses and other assets                                     9,947          (156,391)
       (Increase) decrease in prepaid taxes                                                      (825,207)         (344,614)
        Increase (decrease) in accounts payable                                                (2,376,911)        2,828,468
        Increase (decrease) in unearned revenue                                                (2,315,183)       (2,545,661)
        Increase (decrease) in accrued income taxes                                             1,288,571           932,822
        Increase (decrease) in accrued liabilities                                             (1,318,301)           99,647
        Increase (decrease) in deferred tax liabilities                                          (106,867)           34,648
                                                                                           --------------    --------------
Total adjustments                                                                               5,624,899        (7,049,964)
                                                                                           --------------    --------------
            Net cash provided by (used in)
            operating activities                                                                8,256,334        (2,368,102)
                                                                                           --------------    --------------

Cash flows from investing activities:
       Acquisitions, net of cash acquired                                                      (5,595,193)      (26,477,656)
       Additions to capitalized software                                                               --           (58,550)
       Additions to property, plant & equipment                                                (2,416,074)       (1,706,139)
       Proceeds from sale of assets                                                                   700            82,325
                                                                                           --------------    --------------
            Net cash used in
               investing activities                                                            (8,010,567)      (28,160,020)
                                                                                           --------------    --------------

Cash flows from financing activities:
       Proceeds from issuance of debt                                                           5,500,000        26,020,432
       Proceeds from draws on revolving line of credit                                         24,885,000         8,750,000
       Principal payments on debt                                                              (6,586,053)       (3,066,664)
       Payments on revolving line of credit                                                   (24,960,000)       (5,600,000)
       Exercise of stock options                                                                  361,013           216,301
                                                                                           --------------    --------------
            Net cash provided by (used in)
               financing activities                                                              (800,040)       26,320,069
                                                                                           --------------    --------------

            Net increase (decrease) in cash and cash equivalents                                 (554,273)       (4,208,053)

Cash and cash equivalents, beginning of period                                                    926,330         4,556,212
                                                                                           --------------    --------------
Cash and cash equivalents, end of period                                                   $      372,057    $      348,159
                                                                                           ==============    ==============

Supplemental disclosure of cash flow information:
    Cash paid during the period for interest                                               $    1,982,124    $    1,455,661
    Cash paid during the period for income taxes                                           $    1,473,813    $    2,294,031
    Contingent consideration to be paid to target shareholder(s)                           $           --    $    3,000,000
    Contingent consideration paid to target shareholder(s)                                 $    2,000,000
    Contingent liabilities acquired in acquisitions                                        $    1,300,000    $    2,000,000
    Treasury shares given in UST acquisition                                               $           --    $    3,300,000


              The accompanying notes are an integral part of these
                            consolidated statements.

                             XETA TECHNOLOGIES, INC.
                                  July 31, 2001
                                   (Unaudited)



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

         These statements should be read in conjunction with the audited financial statements and notes thereto of XETA included in the Company's Annual Report on Form 10-K, which was filed with the SEC on January 29, 2001 and the Company's Form 10-K/A filing on February 8, 2001 reflecting the operating results of the Company. On June 26, 2000, the shareholders approved a reduction in the par value of the common stock to $.002 per share and an increase in the number of authorized common shares to 50 million. All share and per share amounts have been restated to reflect the effect of the two-for-one stock split on July 17, 2000. The stock split was effected through a reduction in the par value of the common stock to $.001 per share.

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


(3) CREDIT FACILITY

         Financing for the acquisitions described above was provided through draws of $5.5 million on the Company's credit facility. At July 31, 2001, the Company had term loans of $22.7 million outstanding under the credit facility. In addition, the Company has an $8 million working capital revolving facility. At July 31, 2001, there was $7.08 million available under the revolver. On June 8, 2001, the credit facility was amended to reduce the amount available for future acquisitions to $1 million with the expectation that this amount will be used to retire the remaining balance of subordinated debt incurred in the purchase of U. S. Technologies Systems, Inc.

         Interest on all the funded portions of the facility accrues at either
a) the London Interbank Offered Rate (which was 3.53% at July 31, 2001) plus a margin, as determined by the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or b) the bank's prime rate (which was 6.75% at July 31, 2001) plus a margin, as determined by the ratio of the Company's total funded debt to EBITDA. Commitment fees of .20% to .45% (based on certain financial ratios) are due on any unused borrowing capacity under the credit facility. The Company makes monthly payments on the term loans of $525,341. Draws under the acquisition portion of the credit facility are converted annually into five-year term loans, except during the third year of the facility in which any draws are converted into a four-year term loan.

         The credit facility requires, among other things, that the Company maintain a minimum tangible net worth, working capital and debt to tangible net worth ratio, and debt service coverage, and it limits capital expenditures. At July 31, 2001, the Company was in compliance with the covenants of the revolving credit agreement or obtained the necessary covenant waiver.


(4) INVENTORIES

         The following are the components of inventories:

                                                        July 31,           October 31,
                                                          2001                2000
                                                     ---------------    ---------------
                                                      (Unaudited)
         Raw materials                               $     1,341,848    $     1,235,842
         Finished goods and spare parts                   11,330,808          8,032,695
                                                     ---------------    ---------------
                                                          12,672,656          9,268,537
         Less reserve for excess and
          obsolete inventory                              (1,557,789)        (1,133,475)
                                                     ---------------    ---------------
                                                     $    11,114,867    $     8,135,062
                                                     ===============    ===============

(5) PROPERTY, PLANT AND EQUIPMENT

         Property, plant and equipment consist of the following:

                                                                  July 31,          October 31,
                                                                    2001               2000
                                                               ---------------    ---------------
                                                                (Unaudited)
         Data processing & computer field equipment            $     6,736,547    $     4,244,213
         Building                                                    2,397,954          2,397,954
         Land                                                          611,582            611,582
         Office furniture                                            1,084,117            958,385
         Autos and trucks                                              259,345            266,668
         Other                                                         630,195            677,137
                                                               ---------------    ---------------
                                                                    11,719,740          9,155,939
         Less accumulated depreciation                              (3,030,140)        (2,301,088)
                                                               ---------------    ---------------
                                                               $     8,689,600    $     6,854,851
                                                               ===============    ===============


(6) UNEARNED INCOME

         Unearned income consists of the following:

                                                                   July 31,        October 31,
                                                                    2001              2000
                                                               ---------------   ---------------
                                                                 (Unaudited)
         Service contracts                                     $     1,698,270   $     1,884,155
         Warranty service                                              686,745         1,001,791
         Systems shipped, but not installed                            175,495           196,766
         Customer deposits                                             317,628         1,309,159
         Other deferred revenue                                         63,198           121,158
                                                               ---------------   ---------------
            Total current deferred revenue                           2,941,336         4,513,029

            Noncurrent unearned service revenues                       519,931         1,039,949
                                                               ---------------   ---------------
                                                               $     3,461,267   $     5,552,978
                                                               ===============   ===============

(7) INCOME TAXES

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                   July 31,        October 31,
                                                                    2001              2000
                                                               --------------   --------------
                                                                (Unaudited)
Deferred tax assets:
         Nondeductible reserves                                $      798,519   $    1,630,311
         Prepaid service contracts                                    211,162          337,559
         Unamortized cost of service contracts                        103,480           31,186
         Other                                                         85,773           29,224
                                                               --------------   --------------
            Total deferred tax asset                                1,198,934        2,028,280
                                                               --------------   --------------

Deferred tax liabilities:
         Tax income to be recognized on sales-type
           lease contracts                                            527,106          603,606
         Unamortized capitalized software
           development costs                                          157,405          203,305
         Other                                                        271,633          211,485
                                                               --------------   --------------
            Total deferred tax liability                              956,144        1,018,396
                                                               --------------   --------------
Net deferred tax asset                                         $      242,790   $    1,009,884
                                                               ==============   ==============


(8) RECENTLY ISSUED ACCOUNTING PRINCIPALS

         In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 141, Business Combinations, Statement No. 142, Goodwill and Other Intangible Assets and Statement No. 143, Accounting for Asset Retirement Obligations. Statement No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. Under Statement No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Additionally, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. There will be more recognized intangible assets, such as unpatented technology and database content, being separated from goodwill. Those assets will be amortized over their useful lives, other than as assets that have an indefinite life. Statement No. 142 is required to be applied starting with fiscal years beginning after December 15, 2001. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements have not been previously issued. Management has not determined the timing or impact of adopting Statement No. 142. As of July 31, 2001, the Company has unamortized goodwill in the amount of $26.3 million and had recorded amortization expense of $1.075 million related to goodwill for the nine-months ended July 31, 2001. Statement No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of Statement No. 143 on its financial condition and results of operations.


(9) FOOTNOTES INCORPORATED BY REFERENCE

         Certain footnotes are applicable to the consolidated financial statements, but would be substantially unchanged from those presented in the Company's Annual Report on Form 10-K, Commission File No. 0-16231, filed with the Securities and Exchange Commission on January 29, 2001, and the Company's Form 10-K/A filed on February 8, 2001. Accordingly, reference should be made to those statements for the following:

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

16             Retirement Plan

17             Subsequent Event

18             Selected Quarterly Financial Data

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING EXPECTATIONS
REGARDING: XETA TECHNOLOGIES' (THE "COMPANY'S") FINANCIAL POSITION INCLUDING REVENUES AND EARNINGS PER SHARE; AND TRENDS AND CONDITIONS IN THE U.S. ECONOMY AND IN THE COMMUNICATIONS TECHNOLOGY INDUSTRY AND HOSPITALITY MARKETS. THESE AND OTHER FORWARD-LOOKING STATEMENTS (GENERALLY DEFINED BY SUCH WORDS AS "EXPECTS," "PLANS," "BELIEVES," "ANTICIPATES," "GUIDANCE," AND SIMILAR WORDS OR EXPRESSIONS) ARE NOT GUARANTEES OF PERFORMANCE BUT RATHER REFLECT MANAGEMENT'S CURRENT EXPECTATIONS, ASSUMPTIONS, AND BELIEFS BASED UPON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT AND THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. THESE RISKS AND UNCERTAINTIES ARE DESCRIBED UNDER THE HEADING "OUTLOOK AND RISK FACTORS" BELOW. CONSEQUENTLY, ALL FORWARD-LOOKING STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE RISK FACTORS DISCUSSED HEREIN AND THROUGHOUT THIS REPORT TOGETHER WITH THE RISK FACTORS IDENTIFIED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, WHICH WAS FILED ON JANUARY 29, 2001.

GENERAL

During its third quarter, the Company significantly improved its financial performance compared to the second quarter of the year, despite a 7% decline in revenues. Gross margins on total sales increased slightly compared to the first two quarters of fiscal 2001, net income improved 145% over the second quarter, operating expenses were reduced significantly, and cash flows from operations in the third quarter were a positive $5.2M. These improvements were largely the result of management's actions late in the second quarter to rapidly adjust its cost structure to the present revenue run-rates.

The actions taken in the second quarter to re-size the cost structure of the Company included a workforce reduction of approximately 90 employees, a salary reduction of 10% to 25% for officers, and a 20% reduction in the fees paid to outside directors. By making these changes and through continued focus on the Company's balance sheet and cash management activities, management was able to significantly increase the Company's profitability and continue its investment in its transformation goals. These goals include: 1) complete the implementation of the Enterprise Resource Planning ("ERP") system, 2) integrate the recently acquired LAN, WAN, UM, Microsoft Exchange and IP consulting capabilities, and 3) redirect the sales and service teams toward faster growing applications and products. To that end, during the third quarter, the Company won contracts and installed systems in several of these high-end application environments including: call centers (CRM), ECLIPs(R) voice-over-IP systems, wireless networks, and multi-service network infrastructure (MSNI) systems. During the fourth quarter, management plans to cautiously add personnel to enhance the Company's capabilities in these areas.

The third quarter revenue decline represents the third such quarter-over-quarter decline for the Company and reflects the continuing deterioration of the market for the Company's products. Presently, the visibility into the trend of future revenues continues to be murky and, as a result, management has not forecasted future results other than to say that, if the present level of revenues is maintained, earnings similar to those in the third quarter should be expected.


FINANCIAL CONDITION

For the first nine months of fiscal 2001, cash flows from operations were $8.3 million, reflecting the Company's emphasis on its cash management activities that began in the fourth quarter of fiscal 2000. Most of these cash flows were achieved through earnings and reductions of receivables. During fiscal 2001, the Company's receivables have been reduced by more than $11 million reflecting changes that have been implemented in the processing and collecting of billings. These efforts have resulted in a reduction in days sales outstanding (DSO) on billed receivables from 106 at July 31, 2000 to 77 at July 31, 2001. During the third quarter of this year, the Company saw a slight deterioration in its DSO's on billed receivables due to a significant cleanup effort at the end of the quarter to bill many systems orders that had been progressing through the installation process. The billing of these orders did not affect revenues as the revenue had been accrued upon shipment in prior months.

During the first nine months of the year, the Company has made investments of $8 million. Approximately $5.6 million of these investments represent the KMI and PRO Net acquisitions made at the beginning of the fiscal year, for which funding was provided by a draw on the Company's acquisition facility. The remaining investments made were primarily related to phase I of the implementation of the Company's ERP system.

At July 31, 2001, the Company had total term debt outstanding of $23.7 million. In addition, $925,000 was outstanding on the working capital revolver. Management has maintained open and regular communications with its bank group since the inception of the credit facility in November 1999. These communications have continued throughout the current downturn in the market for the Company's products. Specifically, management of the Company has met regularly with its banks to keep them informed of the Company's response to the market conditions, and the operating results that management expects given various assumptions regarding future market conditions. While no assurance can be made, management believes that the cash flows of the Company will be sufficient to meet the Company's debt obligations provided there is no further erosion in market conditions. Discussions are currently taking place regarding possible adjustments to some of the covenants and pricing under the Company's present credit facility. See additional discussion of the Company's Credit Facility under "Risk Factors" below. Management considers its relationship with its bank to be good.


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

Commercial Equipment Sales. Sales of equipment and systems to the Commercial market decreased 19% in the third quarter of fiscal 2001 compared to the third quarter of last year and have decreased 11% in total for the year-to-date period compared to the prior year. This decline is market related and reflects the continued decline in spending on technology by U.S. firms. Despite the declining sales, the Company did receive orders and install systems in its targeted product lines, including CRM and IP-based systems, reflecting increased acceptance of these new productivity-enhancing and cost-reducing technologies. Management expects sales of these advanced products to increase steadily over time, but can give no assurance as to a specific rate of growth in sales. Similarly, visibility into the overall market for the Company's Commercial products remains low and management is unable to predict with any confidence whether the current downturn will continue, stabilize, or recover in the near future.

Lodging Systems Sales. Sales of lodging systems decreased 39% in the third quarter compared to last year and decreased 34% for the nine-month period compared to the previous year. Though lower lodging systems sales were expected in fiscal 2001, management believes that the severity of these results is related to the market conditions. On a sequential basis, sales of lodging systems declined 13% in the third quarter compared to the 53% decline experienced between the first and second quarters of this year, reflecting some stabilization of the market. While no assurance can be given, management believes that based upon its experience in the industry, current order rates, and the current backlog of orders, the revenue run-rates earned in the third quarter can be sustained unless market conditions erode significantly.

Installation and Service Revenues. Revenues earned from installation and service related activities ("Service") decreased 11% in the third quarter of fiscal 2001 compared to the prior year, but have increased 13% in the first nine months of fiscal 2001 compared to the period of fiscal 2000. Service revenues are derived from activities related to the Company's Commercial and Lodging product offerings and from professional services provided by the Company's newly acquired professional consulting firm, KMI.

Service revenues earned from the Commercial market decreased 25% in the third quarter compared to last year, but have increased 18% for the year-to-date period compared to a year ago. The third quarter is directly related to the decline in installation revenues associated with market-driven decline in sales of new systems. Other sources of service revenues earned from Commercial market customers, such as labor charges for moves, additions, and changes, and design services, have increased during fiscal 2001 as a result of management's continued focus on strengthening this segment of the business as a key differentiator in the marketplace driving customer satisfaction and retention.

Service revenues earned from Lodging related activities including maintenance contracts, installations and cabling projects decreased 7% in the third quarter, but increased 5% for the nine months ending July 31, 2001. The decrease in revenues in the third quarter reflects declining revenues earned from installation of new systems and the related cabling revenues. This decline is directly associated with the market declines in sales of new systems as discussed above.

Service revenues earned from the Company's consulting business are not comparable to previous periods since this line of business was acquired in November of the current fiscal year. Revenues from this portion of the Company's service offerings have been flat throughout the year, but management is pleased with the type of high-end projects being performed by its consultants and expects this portion of its business to grow once the overall technology market improves.

Gross Margins. Gross margins earned on net sales and service revenues during the third quarter were 28% compared to 32% for the third quarter of fiscal 2000. Gross margins earned for the nine-month period ending July 31, 2001 were 27% compared to 30% for the same period a year ago. As a result of the actions taken at the end of the second quarter of this year, the Company was able to reverse the trend of severely declining gross margins earned on service revenues. As a result, gross margins earned on this revenue stream increased to 34% in the third quarter, up from 23% in the second quarter. This improvement was achieved largely through a workforce reduction program. Despite this 11 point improvement in quarter-over-quarter service gross margins, the margins in each major category of revenues has declined in fiscal 2001 compared to the prior year. Management attributes this decline largely to product mix as the downturn in the economy has reduced the number of more profitable, large systems orders, both in the commercial and lodging markets.

Operating Expenses. Operating expenses, excluding amortization expenses, were 16% of revenues in the third quarter compared to 19% in the prior year. For the year-to-date periods, operating expenses, excluding amortization, were 17% in the current year compared to 16% in the prior year. The current quarter's results also represent a decrease of 3.6% from the second quarter of this year and additional cost reductions that were undertaken at the end of the second quarter. Most of these reductions were targeted toward sales expenses and were achieved primarily through workforce reductions. The results achieved in the third quarter were in line with management's expectations of 16% to 18% of revenues. Amortization expense was $399,000 for the third quarter compared to $346,000 in the prior year reflecting additional goodwill added from recent acquisitions earlier in the year. For the year-to-date period, amortization expense was $1,210,000 compared to $1,316,000 in the prior year reflecting higher amortization of acquired goodwill in fiscal 2001 which was more than offset by an additional $208,000 in amortization in the first half of fiscal 2000 to complete the amortization of long distance service contracts purchased in 1997.

Interest Expense and Other Income. Interest expense consists of interest on the Company's credit facility. Interest expense in the third quarter of the current year is approximately 20% lower than the same period in 2000 reflecting lower interest rates and slightly lower average debt outstanding. For the year-to-date period, interest expense is approximately 8% higher resulting from higher average debt outstanding in the current year and the fact that the Company did not incur debt until one month into fiscal 2000 when it acquired U.S. Technologies Systems, Inc.

Tax Expense. The Company has recorded a combined federal and state tax provision of 39% of income before taxes in all periods being presented. This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins. Net income as a percentage of revenues was 4.7% in the third quarter compared to 5.6% in the prior year and was 3.8% for the nine-month period ending July 31, 2001, compared to 6.4% in the prior year. As discussed above, however, substantial improvement was made in profitability from the second quarter (1.8% profit margin) to the third quarter as a result of the adjustments made to the Company's cost structure at the end of the second quarter. The results in the third quarter are in line with management's current expectations for operating margins.


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

Growth Strategy. Management continues to strongly believe in its overall vision to become a nationwide integrator of voice and data technologies offering a full range of products and professional services. Since August of 1999, the Company has pursued that vision through a strategy of acquisitions and organic growth. Since that time, the Company has closed four acquisitions and with strategic, organic growth has largely achieved its initial strategies of establishing itself in the Commercial market, creating a nationwide presence in that market, and developing competencies in its high-end application target markets such as Unified Messaging, CRM, LAN/WAN consulting, and data networking. Management believes that the acquisitions made to date provide all of the basic building blocks to achieve its vision. Therefore, future growth is more likely to be driven by organic growth as opposed to additional acquisitions.

U.S. Economy. Predicting the future of the U.S. economy and its impact on the Company's near and long-term results is treacherous. Presently, there is little consensus regarding the duration or severity of the current downturn, especially as it relates to the Company's markets. Therefore, there can be no estimate given as to the Company's future operating results, except that management believes that if future revenues are consistent with those earned in the third quarter, then it is reasonable to expect diluted earnings per share to be within a range of $.08 to $.11.

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

Technology Infrastructure and Information Systems. Management's ability to navigate the current market will depend heavily upon its ability to assemble the necessary information to make informed decisions and implement those decisions quickly and effectively. The Company is currently upgrading its technology infrastructure and its information systems. This upgrade will result in a consolidation from four critical legacy systems to one. The success of this conversion is critical to the Company ultimately attaining the planned productivity increases and operational efficiencies needed to improve the Company's operating results and provides the needed infrastructure for future growth.

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

         Interest Rate Risk. The Company's cash equivalents, which consist of highly-liquid, short-term investments with an average maturity of less than 51 days, are subject to fluctuating interest rates. A hypothetical 10 percent change in such interest rates would not have a material effect upon the Company's consolidated results of operations or cash flows. The Company has a $43 million credit facility in place (see Note 3 to the Consolidated Financial Statements for details of the Company's long-term debt) to finance the expansion of its business pursuant to its balanced growth strategy of internal expansion and selective acquisitions. The Company is exposed to market risk from changes in interest rates related to this credit facility, which is based upon either LIBOR or the bank's prime rate.

                           PART II. OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS.

The Company continues to monitor the PHONOMETRICS' litigation. A detailed description of the Phonometrics' cases is contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2000 filed with the Commission on January 29, 2001, and the Company's Quarterly Reports on Form 10-Q for the first quarter ended January 31, 2001 filed with the Commission on March 19, 2001. and for the second quarter ended April 30, 2001 filed with the Commission on June 14, 2001.

ITEMS 2 - 5 have been omitted because they are not applicable.


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


                                                    XETA Technologies, Inc.
                                                    (Registrant)


Dated:  September 12, 2001                 By:      /s/  Jack R. Ingram
                                              ----------------------------------
                                                    Jack R. Ingram
                                                    Chief Executive Officer


Dated:  September 12, 2001                 By:      /s/  Robert B. Wagner
                                              ----------------------------------
                                                    Robert B. Wagner
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

                  (ii)BYLAWS -

                  *(a)     Amended and Restated Bylaws of the Registrant.


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

                  10.19 Second Amendment to Credit Agreement dated June 8, 2001 among XETA Technologies, Inc., the Lenders, the Agent and the Arranger

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