Form 10-K
period 2001-10-31
XETA TECHNOLOGIES INC
filed 2002-01-29
CIK 742550

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended October 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16231

                             XETA Technologies, Inc.
             (Exact name of registrant as specified in its charter)

                      Oklahoma                                    73-1130045
(State or other jurisdiction of incorporation or       (I.R.S. Employer Identification No.)
                  organization)

      1814 West Tacoma, Broken Arrow, Oklahoma                       74012
      (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number including area code:               (918) 664-8200


Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   /X/       No    / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2001 (based upon the average bid and asked prices of such shares) was approximately $39,252,374.

      The number of shares outstanding of the registrant's Common Stock as of December 31, 2001 was 9,237,952 (excluding 1,018,788 treasury shares). Exhibit Index appears at Page 23.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held March 28, 2002 are incorporated into Part III, Items 11 through 13 hereof.

                                     PART I

ITEM 1.  BUSINESS

DEVELOPMENT AND DESCRIPTION OF BUSINESS

     XETA Technologies, Inc. (the "Company"), an Oklahoma corporation formed in 1981, is in the midst of a planned three-year effort to transform itself from a niche player in the hospitality market to a nation-wide leader of integrated communications solutions. In fiscal 2001, the Company continued to execute on this vision while at the same time battled rapidly deteriorating market conditions that forced adjustments to some of the short-term tactics employed to reach that vision.

     In late 1999, the Company initiated its expansion strategy through a balanced approach of organic growth and strategic acquisitions. The immediate goals of this strategy were to: 1) establish a nation-wide presence delivering traditional voice solutions to commercial customers; 2) add more complex communications applications to the product mix such as call centers, unified messaging, and voice-over-Internet Protocol ("VoIP"); and 3) begin introducing professional and consulting services. Between November 1999 and November 2000, the Company made 4 acquisitions and established 6 new sales offices. The acquisitions included one large, nation-wide dealer of Avaya, Inc. ("Avaya") products, a smaller regional Avaya dealer, a data networking company located in the Midwest, and a professional services firm located in the northwestern U.S.

     With the strategic pieces in place, the Company approached fiscal 2001 as a year of transformation. Specifically, management focused its attention on three areas: 1) transforming the Company's product lines from slower growing voice oriented products to faster growing segments such as data, Microsoft Exchange, and IP capabilities, including LAN/WAN network consulting and implementation; 2) transforming the sales and service teams to prospect and serve these faster-growing product segments; and 3) transforming the Company's information technology systems through the implementation of a new enterprise resource planning ("ERP") system.

     However, shortly after the beginning of the fiscal year, the Company encountered the rapidly declining market conditions that have plagued the technology sector of the U.S. economy throughout the year. While not altering its overall expansion strategy or its transformation activities for fiscal 2001, in April 2001 the Company positioned itself for the changing market conditions by implementing a workforce reduction of approximately 20% and reducing officers' salaries between 10% and 25%. Also, the fees paid to outside directors were reduced 20%. As a result of these actions, the Company remained profitable and generated positive cash flows despite market driven quarter-over-quarter revenue declines in every quarter of the year. Simultaneously, the Company largely achieved its transformation initiatives with the most significant remaining item being the final implementation of the new ERP platform.

     On October 31, 2001, the Company completed a restructuring of its credit facility with its bank group. The restructuring was in response to the overall market conditions, which have lowered the profitability of the Company. The effects of the restructuring, which is more fully described under "Liquidity and Capital Resources" in the "Management Discussion and Analysis" below, are to expand the Company's available credit under its working capital revolver, reduce the monthly principal payments by approximately 50%, and lower the threshold for some of the financial covenants contained in the credit facility.

COMMERCIAL PRODUCTS

     The Company sells Avaya telecommunications and converged products to commercial customers. The Company sells a wide range of communications servers offered by Avaya, including DEFINITY(R) Solutions, MERLIN MAGIX(TM) Systems and the PARTNER(R) Communications Systems products, which are designed to meet the needs of large, medium and small users, respectively. The Company also sells Avaya voice mail, unified messaging and customer relationship management ("CRM") systems. Each of the products listed above have various models available depending on the feature set and size of the customer's application. In addition to selling Avaya systems, the Company enjoys a strong business selling aftermarket components such as additional phone sets, headsets, circuit packs, etc.

     In addition to traditional voice products, the Company also sells converged network solutions combining voice and data traffic over the same network through product offerings from Avaya and Cisco. By using a single network for all traffic, customers can achieve significant cost savings by cutting duplication, simplifying administration and getting more value from their existing data network. The Avaya VoIP solutions are marketed under the name Enterprise Class IP Solutions (ECLIPS) and Office IP and are full VoIP solutions designed to replace existing circuit-based PBX's. The Company can also provide a migration path from existing PBX's to "IP-enabled" switches to preserve a customer's investment and comfort in its existing and proven technology while still gaining most of the cost and feature advantages of VoIP. During fiscal 2001, one of the Company's major transformation initiatives was to train the Company's sales and service staffs to prospect, design and install these new IP-based products. By the end of fiscal 2001, fully 50% of all new, large systems being sold were IP-enabled or fully IP based systems.


HOSPITALITY PRODUCTS

     Communications Systems. The Company distributes Avaya's DEFINITY(R) Guestworks(TM) Systems and Hitachi's 5000(R) Series Digital Communications Systems to the hospitality industry under nationwide, non-exclusive dealer agreements with both vendors. Both of these systems are equipped with lodging specific software, which integrates with nearly all aspects of the hotel's operations. The Company also offers a variety of related products such as voice mail systems, analog telephones, uninterruptible power supplies, announcement systems, and others, most of which also have lodging specific software features. Most of these products are sold in conjunction with the sale of new communications systems and, with the exception of voice mail systems, are purchased from regional and national suppliers. Sales of communications systems to the lodging industry represented 12%, 13%, and 35% of total revenues in fiscal 2001, 2000, and 1999, respectively.

     Call Accounting Products. The Company markets a line of proprietary call accounting systems under the Virtual XL(R) ("VXL") series name. Introduced in 1998, the VXL is a PC-based system designed to operate on a hotel's local or wide area network, and if that network is connected to the Internet, the VXL can also be accessed via an Internet connection. The VXL systems are the Company's latest technology in a series of call accounting products the Company has successfully marketed since its inception. Many of the Company's earlier products remain in the field and are supported by the Company's service and technical staff.


INSTALLATION AND SERVICES

     Since the Company's inception, installation and service of the Company's products has been the key differentiator between the Company and its competitors. The Company has had nationwide, 24 hour-per-day service capabilities for over 15 years and utilizes extensive remote servicing capabilities to help quickly diagnose technical problems. As the Company has expanded during the past two years in accordance with its overall growth vision, the installation and service capabilities that have long been established in the lodging sector have been overlayed to the Company's new commercial operations. As such, the Company can provide consistent installation and service standards to large, complex, multi-location customer applications.

     For its distributed products, the Company typically passes on the manufacturer's limited warranty, which is generally one year in length. Labor costs associated with fulfilling the warranty requirements are generally borne by the Company. For proprietary call accounting products sold to the lodging industry, the Company provides its customers with a limited one-year warranty covering parts and labor. Subsequent to the expiration of the warranty, the Company offers a wide range of after-market service contracts to both its lodging and commercial customers under one year and multi-year service contracts. The Company earns a significant portion of recurring service revenues from lodging customers who maintain service contracts on their systems. To date, the Company has had limited success in selling these service contracts to its commercial customer base, primarily because many of the Company's customers have existing relationships with Avaya. While the Company intends to continue to offer its own post-warranty maintenance contracts to commercial customers, there can be no assurance given as to the success of this service offering. See a further discussion of the Company's partnering relationship with Avaya under "Marketing" below.

NETWORKING PRODUCTS AND PROFESSIONAL SERVICES

     As a result of acquisitions, training and strategic hiring of personnel, the Company has developed expertise in a wide range of networking and consulting applications. These services include LAN/WAN assessments, enterprise network design and implementation, Microsoft exchange customizations, Virtual Private Networks ("VPN"), Unified Messaging (UM), network security audits, and wireless networking solutions. In addition to Avaya products, the Company also provides Cisco, Novell, and Microsoft products in implementing these solutions.


SOFTWARE AND PRODUCT DEVELOPMENT

     The Company has traditionally developed proprietary telecommunications products specifically for the lodging industry. However, as a result of the Company's expansion into the general commercial market, the Oracle ERP system implementation project, and other various changes in technology which have decreased the importance of call accounting systems in the lodging industry, the Company has redirected its development resources toward internal IT needs. Management does not expect a significant change in this strategy in the near future.


MARKETING

     The Company's target markets in the commercial sector are mid-sized to large, multi-location customers with complex applications, which enables the Company to leverage its nation-wide presence and its ability to deliver consistent implementations at multiple customer locations. The Company markets its products and services to the commercial market through its direct sales force and through relationships with Avaya's direct sales force under Avaya's Business Partner program. This program is part of Avaya's announced corporate strategy of moving significant portions of its equipment sales revenues into its dealer channels. As such, the Company markets its implementation abilities to Avaya's direct sales force as well as directly to end-users. When partnering with Avaya to provide design, equipment and installation of communications solutions to customers, the Company usually works directly with the customer, takes title to the inventory prior to its shipment to the customer and is responsible for the entire implementation project.

     In marketing its products and services to the hospitality industry, the Company relies heavily on its experience and reputation in the industry to build long-term relationships with the wide range of personnel (corporate hotel chain personnel, property management officials, industry consultants, hotel owners, and on-site financial or operating officers) that can be the key decision makers for the purchase of hotel telecommunications equipment. The Company has relationships with nearly all hotel chains and major property management companies. These relationships are one of the keys to the Company's past and future success. Typically, the Company focuses its marketing expenditures on efforts to continue to strengthen these relationships rather than broad promotional efforts that are employed in the commercial market. However, the Company does offer a variety of sales programs to the lodging industry, the most significant of which is the XETAPLAN program. Under the XETAPLAN program, customers are provided one of the Company's call accounting products for a period of three to five years in exchange for a monthly fee paid to the Company. Service on the products is also included in the contract. For communications systems it sells to the lodging industry, the Company offers a package of value-added services including a call accounting system and a service package with a specified number of free labor hours and weekly appointments with certified technicians to correct minor malfunctions or to perform routine maintenance. The Company does not anticipate expanding its hospitality-market sales force in fiscal 2001.


MAJOR CUSTOMERS

     During fiscal 2001, the Company did not have any single customer that comprised more than 10% of its revenues.


COMPETITION

     Commercial. The Company faces intense competition in the commercial market from other Avaya dealers as well as other manufacturers and their respective distribution channels. However, while acquisition cost will always be a competitive factor, increasingly, the ability to design communications systems to maximize worker productivity and minimize the administration costs for the customer's IT department are of increasing importance and is a key differentiator between the Company and its competition. As a result of acquisitions as well as strategic hiring and training programs, the Company can provide the full range of products and services required to meet the needs of multi-location customers. This range of products and services includes: 1) traditional product offerings (voice and data systems, messaging servers, aftermarket components), 2) traditional services (maintenance, installation, time and materials services), 3) network consulting (architecture, design, integration, and project management), and 4) emerging applications (voice over IP telephony, unified messaging, call centers, and virtual private networks). Management believes that by having this full range of product and service offerings, the Company can provide a one-stop solution to customers needs while maintaining consistent quality of service. Also, the Company is able to prospect for customers on a variety of fronts, address the customer's needs, and then introduce them to other product and service capabilities.

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


EMPLOYEES

     At December 31, 2001, the Company employed 299 employees, including 1 part-time employee.

COPYRIGHTS, PATENTS AND TRADEMARKS

     The Company has never applied for patent protection on its hardware or software technology with the exception of the technology for XPANDER(R), for which the Company has a patent pending. The Company claims copyrights on all of its proprietary circuit boards and software.

     While the Company believes that the ownership of patents, copyrights and registered trademarks is less significant to its success than its proprietary technology, quality and type of service and technical expertise, the Company recognizes that its reputation for quality products and services gives value to its product names. Therefore, the Company has registered as United States domestic trademarks the names "XETA," "XETAXCEL," "XACT," "XPERT," "XPERT+," "XL," "XPANDER," and "Virtual XL" for use in the marketing of its services and systems. All of these marks are registered on the principal register of the United States Patent and Trademark Office ("PTO"), with the exception of XPANDER(R), which is registered on the supplemental register.


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

     The Company's commercial channel shipping operations are primarily located in leased facilities in St. Louis, Missouri. In addition to the warehouse, this facility houses sales staff, technical design, professional services, and installation support personnel. The Company leases other office space throughout the U.S. for sales, consulting, and technical staff. Additionally, the Company has informal office arrangements with its regional technicians to allow for some storage of spare parts.


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

     All of the cases filed by Phonometrics against the Company's customers were originally filed in, or transferred to, the United States District Court for the Southern District of Florida. In October 1998 the Florida Court dismissed all of the cases filed against the hotels for failure to state a claim, relying on the precedent established in Phonometrics' unsuccessful patent infringement lawsuit against Northern Telecom. Phonometrics appealed the Florida court's order and the United States Court of Appeals for the Federal Circuit reversed the District Court's dismissal of the cases, but did so solely upon the basis of a procedural matter. The Appeals Court made no ruling with respect to the merits of Phonometrics' case and remanded the cases back to the Florida court for further proceedings. These cases were reopened in April 2000. Thereafter Phonometrics filed motions to disqualify the District Court judge hearing the cases. These motions were denied by the District Court and Phonometrics appealed the denial. The cases were stayed by the District Court pending the outcome of this appeal. In November 2001 several defendant hotels filed motions for summary judgment. The District Court issued an order lifting the stay on the cases only for purposes of hearing motions for summary judgment. The Company will continue to monitor proceedings in these actions.


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

                                          2001                     2000
                                          ----                     ----
                                      High     Low             High    Low
                                      ----     ---             ----    ---
        Quarter Ending:

        January 31                   12.00     8.31           22.06     9.66
        April 30                     11.63     5.01           33.94    15.53
        July 31                       6.40     4.26           23.75    10.88
        October 31                    6.02     3.49           19.00     8.00

     The Company has never paid cash dividends on its Common Stock. Payment of cash dividends is dependent upon the Company's earnings, capital requirements, overall financial condition and other factors deemed relevant by its Board of Directors. The Company is currently prohibited from paying cash dividends by its credit facility.

     As of December 31, 2001, the latest practicable date for which such information is available, the Company had 173 shareholders of record. In addition, based upon information received annually from brokers holding stock in the Company on behalf of beneficial owners, the Company has approximately 8,113 beneficial shareholders.

ITEM 6.  SELECTED FINANCIAL DATA.

  For the Year Ending October 31                    2001           2000           1999          1998          1997
                                                 ---------      ---------      ---------     ---------     ---------
Results of Operations
  Commercial equipment sales                     $  41,964      $  54,199      $       0     $       0     $       0
  Installation and Service sales                    33,105         31,220         18,766        13,220         9,355
  Lodging systems sales                             10,064         16,032         17,857        11,232         9,238
  Other revenues                                       921            968            640           995           167
                                                 ---------      ---------      ---------     ---------     ---------
  Total Revenues                                    86,054        102,419         37,263        25,447        18,760

  Cost of commercial equipment sales                29,812         37,403             --            --            --
  Cost of installation and services                 23,512         21,627         12,206         8,536         5,884
  Cost of Lodging systems                            6,449         10,077         10,412         7,141         5,674
  Cost of other revenues and corporate COGS          2,759          2,482            655           775           400
                                                 ---------      ---------      ---------     ---------     ---------
                                                    62,532         71,589         23,273        16,452        11,958

  Gross Profit                                      23,522         30,830         13,990         8,995         6,802
  Operating expenses                                16,173         18,452          7,622         4,757         4,139
  Income from operations                             7,349         12,378          6,368         4,238         2,663
  Interest and other income                         (1,623)        (1,761)           665           671           667
                                                 ---------      ---------      ---------     ---------     ---------
  Income before taxes                                5,726         10,617          7,033         4,909         3,330
  Provisions for taxes                               2,245          4,156          2,750         1,855         1,190
                                                 ---------      ---------      ---------     ---------     ---------
  Net income                                     $   3,481      $   6,461      $   4,283     $   3,054     $   2,140
                                                 =========      =========      =========     =========     =========

  Earnings per share - Basic                     $    0.38      $    0.77      $    0.53     $    0.38     $    0.27
  Earnings per share - Diluted                   $    0.36      $    0.66      $    0.46     $    0.33     $    0.23
   Weighted Average Common Shares                    9,061          8,350          8,021         8,120         8,024
     Outstanding
   Weighted Average Common Share Equivalents         9,698          9,762          9,254         9,372         9,460


  As of October 31                                  2001           2000           1999          1998          1997
                                                 ---------      ---------      ---------     ---------     ---------
Balance Sheet Data:
  Working Capital                                $  11,214      $  15,145      $   8,021     $   5,122     $   6,944
  Total Assets                                      67,285         74,149         25,316        18,292        14,820
  Long Term Debt                                    14,853         17,983             --            --            --
  Shareholders' Equity                              31,197         25,565         14,551        11,185         9,337

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING EXPECTATIONS REGARDING: THE COMPANY'S FINANCIAL POSITION INCLUDING SALES, REVENUES, GROSS MARGINS, OPERATING MARGINS AND EXPENSES; TRENDS AND CONDITIONS IN THE U.S. ECONOMY AND IN THE COMMUNICATIONS TECHNOLOGY INDUSTRY AND HOSPITALITY MARKETS; AND THE COMPANY'S ABILITY TO IMPLEMENT ITS CURRENT BUSINESS PLAN. THESE AND OTHER FORWARD-LOOKING STATEMENTS (GENERALLY IDENTIFIED BY SUCH WORDS AS "EXPECTS," "PLANS," BELIEVES," "ANTICIPATES" AND SIMILAR WORDS OR EXPRESSIONS) ARE NOT GUARANTEES OF PERFORMANCE BUT RATHER REFLECT MANAGEMENT'S CURRENT EXPECTATIONS, ASSUMPTIONS AND BELIEFS BASED UPON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT AND THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. MANY OF THESE RISKS AND UNCERTAINTIES ARE DESCRIBED UNDER THE HEADING "OUTLOOK AND RISK FACTORS" BELOW. CONSEQUENTLY, ALL FORWARD-LOOKING STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE RISK FACTORS DISCUSSED HEREIN AND THROUGHOUT THIS REPORT.

     For the fiscal year ending October 31, 2001, the Company reported net income of $3.5 million on revenues of $86 million. These results reflect the deteriorating market conditions experienced by the Company throughout fiscal 2001. Although first quarter revenues were 22% higher on a year-over-year basis, the Company reported sequential quarterly revenue declines for the remainder of the year. These declines were primarily due to overall market conditions as customers deferred spending decisions to conserve capital and evaluate economic developments. The Company responded to these market conditions by intently focusing on its cost structure and by improving its operational efficiencies.

     Despite the current recession in the U.S. economy as a whole and particularly in the technology sector, management remains fully confident in its overall vision to dramatically expand the Company and capitalize on the converging world of voice and data technology. To this end, the Company continued its transformation efforts during fiscal 2001 by continuing to integrate its acquired capabilities in LAN/WAN, Unified Messaging, Microsoft Exchange and IP technologies, re-direct its sales and service employees from slower to faster growing segments of the market (i.e. from traditional voice products to converged application products), and work on the implementation of its new ERP system.

     Near-term economic conditions remain too murky to predict, however management is cautiously optimistic regarding fiscal 2002 as a whole and therefore, in the fourth quarter, a careful expansion of its sales force was begun. Management believes that the first step toward a future expansion of its business is to prove that it can maintain constant quarter-over-quarter revenues in the current business climate. From there, management believes that, with its new cost structure, revenues can be expanded at a faster rate than operating expenses when the overall market conditions improve.


RESULTS OF OPERATIONS

     Year ending October 31, 2001 compared to October 31, 2000. Net revenues for fiscal 2001 were $86.1 million compared to $102.4 million for fiscal 2000, a 16% decline. Net income for fiscal 2001 was $3.5 million compared to $6.5 million for the previous year, a 46% decline. Discussed below are the major revenue, gross margin, and operating expense items that affected the Company's financial results during fiscal 2001 as well as management's current expectation for those items for the coming year.

     Commercial Equipment Sales. Sales of equipment to commercial customers in fiscal 2001 were $41.96 million representing a 23% decrease from the previous year. This decrease is the result of overall market conditions that deteriorated throughout the year. Beginning late in the Company's first quarter, order rates for new equipment became erratic. By the end of the Company's second quarter, a clear decline in order rates was apparent and visibility into the near-term was murky. That condition has continued to the present, as customers perceive the need to use their available capital cautiously until a clear economic recovery is underway. Management believes that its customers have deferred buying decisions temporarily rather than canceling capital spending.

     A significant portion of the Company's commercial equipment sales are derived from its "Business Partner" relationship with Avaya Communications, Inc. ("Avaya"). Avaya is pursuing a strategy of moving a greater portion of its revenues through its dealer sales channel. The Company, with its nation-wide sales and implementation capabilities, is well positioned to take advantage of this strategy. As such, the Company carefully cultivates relationships with the Avaya sales team. Under these arrangements, the Company takes title to the equipment and then sells it directly to the end-user customer. The Company bears the collection and warranty risks. Management believes that revenues from these "partnering" activities will continue to represent a significant portion of its business in the future.

     Lodging Systems Sales. Sales of communications systems to the lodging industry (including "other revenues") were $10.98 million for fiscal 2001, representing a decline in revenues of $6.0 million or 35%. This decline reflects the recession being experienced in the overall U.S. economy and, more particularly, in the lodging sector. Also, the decline reflects the fact that many hotels upgraded their communications systems during the Year 2000 ("Y2K") upgrade cycle and, therefore, do not perceive a need for new systems at this time. Finally, the events of September 11th had an immediate and negative impact on the lodging industry, but it is still unclear what the long-term impact will be. Management believes that it is likely that sales of lodging systems will remain at depressed levels until the economy has sufficiently recovered to spur new construction and major renovation programs.

     Installation and Service Revenues. Revenues derived from installation and service activities increased $1.9 million or 6% to $33.1 million in fiscal 2001. This increase consists of sales of professional services from the Company's acquired networking and professional services organizations, partially offset by decreased revenues from installation activities due to lower equipment and systems sales as discussed above. Revenues earned from maintenance contracts were relatively constant. The addition of data networking and consulting capabilities is a key component in the Company's overall vision for expansion. As voice and data technologies have converged and as more advanced applications of those technologies are being developed, the complexity of communications systems design and implementation has increased significantly. The Company's acquisition of Pro Networks, Inc., a data networking company, and KMI, Inc., a professional consulting company, in November of 2000 were important pieces of the Company's overall strategy and represent the nucleus from which the Company is building its expertise in the design and implementation of these new, complex, converged systems. Furthermore, management believes that the quality of the Company's implementation and service capabilities will ultimately be the key differentiator that drives customer satisfaction and retention. Management believes that the outlook for this revenue stream in fiscal 2002 is dependent upon its ability to increase sales of new systems.

     Gross Margins. Gross margins earned in 2001 were 27.3% compared to 30% in fiscal 2000. This decline in gross margins consisted of declines in margins on each of the Company's major revenue streams. In general, these declines can be attributed to the overall decline in higher margin large systems projects in both the commercial and lodging market sectors as economic conditions have resulted in lower capital spending by customers. The gross margins earned on commercial equipment sales was 29% in fiscal 2001 compared to 31% for the prior year. The target margins for this revenue stream are 28% to 30%. The gross margins earned on lodging systems sales were 35.9% in fiscal 2001 compared to 37.1% in fiscal 2000. Management's target margin for this revenue stream is 33% to 35%. The gross margins earned on installation and service revenues for fiscal 2001 were 29% compared to 30.7% in the prior year. The target margin for installation and service revenues is 28% to 30%. In the second quarter of fiscal 2001, the Company experienced a sudden and significant downturn in its business, which resulted in a dramatic decline in the margins earned on installation and service revenues due to their sensitivity to labor costs. In response, management implemented a workforce reduction. A significant portion of this reduction was targeted toward the installation and service workforce to restore the gross margins in this area to the expected targets. Management believes that gross margins earned in fiscal 2002 should be within the targeted ranges discussed above and that overall margins, after deducting corporate level costs for purchasing, shipping and warehousing, should be in the range of 28% to 30%.

     Operating Expenses. Operating expenses, excluding amortization expense, were 16.9% of total revenues in fiscal 2001 compared to 16.5% in the year earlier. This relatively consistent expense level was maintained through the workforce and other cost reductions in sales expenses and through efficiencies gained through continued integration of general and administrative activities of the acquired companies. The expense levels for fiscal 2001 were in line with management's target of 16% to 18% of total sales. Amortization expense reflects primarily the amortization of goodwill acquired in the four acquisitions done by the Company in the past two fiscal years.

     The Company has adopted Financial Accounting Standard No. 142 as of November 1, 2001. Under this standard, the Company will no longer amortize against earnings the goodwill on its balance sheet. Instead, management will, at least annually, compare the net book value of its acquired businesses against the fair value of those businesses and determine whether the value on the Company's balance sheet has become impaired. If such an impairment has occurred, a write-down of the impaired asset, most likely goodwill, is required. In accordance with the implementation guidance in the standard, the Company has engaged an independent expert to make the initial evaluation of the fair value of the acquired businesses. In so doing, the Company and the expert agreed that the acquired businesses should be viewed as one business, the commercial business. The expert found that the fair value of the commercial business exceeded its book value as of October 31, 2001 and, therefore, no impairment charge has been recorded.

     Interest and Other Income. Interest expense consists of interest paid or accrued on the Company's credit facility. Interest expense declined in fiscal 2001 by $259,000 or 11%, primarily reflecting lower average interest rates experienced during the year. Other income and expense consists primarily of interest income earned from the Company's sales-type lease receivable portfolio. Interest income declined by $122,000 or 21% in fiscal 2001 reflecting the maturing of the lease portfolio.

     Tax Expense. The Company has recorded a combined federal and state tax provision of 39% in all years presented. This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

     Operating Margins. Net income as a percent of revenues for fiscal 2001 was 4% compared to 6.3% in the prior year. This decline primarily reflects lower gross margins earned in fiscal 2001 as discussed above and also relatively constant amortization expense between the two years. While management was able to adjust most of its cost structure of the Company to reflect the reduced revenues earned, the amortization charge from goodwill is not dependent upon revenues.

     Year ending October 31, 2000 compared to October 31, 1999. Net revenues for fiscal 2000 were $102.4 million, an increase of $65.1 million or 175% over the previous year. Of this increase, approximately $63.9 million represented revenues earned from acquired companies during the year.

     Commercial Equipment Sales. Fiscal 2000 represented the first year of the Company's planned expansion into the commercial market. This expansion was largely initiated through two acquisitions of Avaya voice product dealers. Sales of products to commercial customers were $54.2 million in fiscal 2000 and represented revenues earned from the acquired operations of U.S. Technologies Systems, Inc. ("USTI") and Advanced Communications Technology, Inc. ("ACT") since the date of their acquisition (11 months and 8 months, respectively).

     Lodging Systems Sales. Sales of lodging systems declined $1.8 million or 10%. This decline consisted of a decrease in sales of call accounting systems of $2.4 million or 51% and an increase in sales of communications systems (PBX's) to the lodging market of $582,000 or 4%. Sales of call accounting products in fiscal 2000 returned to more normal levels after the surge in orders experienced in 1999, as many customers upgraded or replaced their systems in preparation for Y2K. In addition, the capital available to the lodging industry for new construction, remodeling, and investments in technology shrunk considerably in 2000, resulting in extended sales cycles and fierce competition. The Company was able to offset some of the impact of these trends through its offering of the Avaya Guestworks(TM) PBX system. The Avaya system enabled the Company to break into new customer accounts that were not previously receptive to the Company's Hitachi PBX offering.

     Installation and Service Revenues. Installation and service revenues increased $12.5 million or 66% during fiscal 2000. Approximately $9.7 million of this increase was earned from the expansion of the Company's service capabilities into the commercial market. During fiscal 2000, the Company hired and trained additional technicians and implemented new provisioning processes and pricing strategies to address the needs of the commercial market. Revenues earned from the Company's traditional lodging installation and service activities grew approximately $2.7 million or 15%. This growth was fueled by increases in revenues earned from maintenance contracts and billable services on call accounting systems and PBX's, partially offset by decreases in installation revenues.

     Other Revenues. Other revenues consisted of revenues earned from the remaining long distance services contracts still in force and from non-recurring, low margin, sale of after-market products in which the Company acts as a "broker" to facilitate the transaction for its customers. The sale of after-market products included in this revenue caption involved transactions in which the Company procured large quantities of after-market components, typically telephone sets, for end-user customers.

     Gross Margins. Total gross margins earned in 2000 were 30% compared to 38% in 1999. This decline was expected as a result of a dramatic and planned change in product mix toward the commercial market for voice and data products. As the Company executed its growth strategy through acquiring companies operating in the commercial market, the percentage of its business earned from higher-margin, specialized lodging products and services declined as a portion of total revenues.

     The gross margins earned on commercial equipment sales in fiscal 2000 were 31%. The margins earned on these sales were highly impacted by the percentage of these sales generated through the Avaya business partner arrangements in which the Company partners with Avaya to sell and install equipment to Avaya's larger customers. These customers, which are often large, Fortune 500 sized companies, have the buying power to drive lower prices and therefore lower margins for the Company.

     The gross margins earned on lodging systems sales were 37% in fiscal 2000 compared to 42% in fiscal 1999. This decline represented a change in product mix in 2000 toward sales of more PBX systems and fewer call accounting systems as a portion of total lodging systems sales. As a proprietary product, the Company's call accounting systems earn a higher gross margin than the distributed PBX product line.

     The gross margins earned on installation and service revenues in fiscal 2000 were 31% compared to 35% in fiscal 1999. This decline was somewhat expected as the installation of commercial PBX systems is more complex than in the lodging sector and, as such, the costs to design and implement these systems is higher than the Company experienced previously. Furthermore, in the commercial sector, the Company has not built up a base of recurring revenues from maintenance contracts, which tends to smooth out the margins earned on this revenue stream.

     Operating Expenses. Total operating expenses, including selling, general and administrative ("SGA"), and amortization were 18% of total revenues in fiscal 2000 compared to 20.5% of total fiscal 1999 revenues. SGA costs represented 16.5% of revenues in 2000 compared to 15% in 1999. These levels were satisfactory to management given the rapid growth of the Company and the complexity of its operations compared to the previous year. Amortization expense between the two years consisted of different components and was therefore not comparable. The majority of amortization expense in fiscal 1999 related to the amortization of the purchase price of the PBX service contracts purchased from Williams Communications Solutions in late 1998, while the majority of amortization expense recorded in fiscal 2000 was related to the acquisitions of USTI and ACT.

     Interest Expense. Interest expense consisted of interest on the Company's credit facility that was used to fund the acquisitions of USTI and ACT, interest on a working capital revolver, and various commitment fees paid on the unused portion of the credit facility. Prior to the establishment of this credit facility, the Company did not have any outstanding debt.

     Interest and Other Income. Interest and other income consisted primarily of interest income earned on XETAPLAN sales-type leases. Under these lease arrangements, the Company provides a call accounting system to its lodging customers and service on the system for a period of three to five years in exchange for a monthly or quarterly fee. Under the accounting rules followed by the Company, a portion of these payments were imputed as interest income. In fiscal 1999, interest income also included interest earned on cash investments. The decline in interest income reflected the decline in available cash balances for investments.

     Income Taxes. The Company recorded a provision for federal and state income taxes of $4.2 million or 39% of pre-tax income compared to $2.75 million or 39% of pre-tax income in fiscal 1999. This rate reflected the effective federal tax rate plus the estimated composite state income tax rate.

     Operating Margins. Net income as a percent of sales was 6.3% in fiscal 2000 compared to 11.5% in fiscal 1999. This lower operating margin reflected the Company's transition from a niche company in the small hospitality sector to a voice and data integrator in a larger and faster growing commercial voice and data integration market.


LIQUIDITY AND CAPITAL RESOURCES

     At the beginning of fiscal 2000, the Company established a new credit facility to provide capital for its planned expansion into the commercial market. This credit facility was tapped for $31.5 million in long-term debt between November 30, 1999 and November 1, 2000 to fund the acquisition of four companies. Despite the difficult economic conditions experienced during the past year, the Company has been able to reduce this debt 43% to $18.1 million.

     As a result of the rapidly and negatively changing market conditions experienced in fiscal 2001, the Company's earnings levels, which were the primary basis of support for the credit facility, began to deteriorate dramatically. In response to these conditions, the Company made substantial reductions in its cost structure at the end of its second fiscal quarter and began negotiations with its bank to restructure its credit facility to reflect the Company's current earnings levels and to more fully collateralize the facility to the Company's assets rather than to cash flows. On October 31, 2001 the Company closed on a restructuring of the credit facility which included the following significant changes: 1) the amount available under the revolving line of credit was expanded $1 million to a total of $9 million and it was secured with a borrowing base of receivables and inventory; 2) the outstanding term debt was reduced by $5.55 million by transferring $3 million to the revolver and the remaining $2.55 million to a 15 year mortgage collateralized by the Company's headquarters building; 3) the remaining term loan of $15.59 million, after the reductions mentioned above, was put on a new 5 year amortization schedule; and
4) the debt service coverage ratio required under the agreement was temporarily reduced. As a result of the restructuring, the Company's monthly principal payments were reduced nearly in half to $274,000. Management is pleased with the restructuring and believes that the agreement reflects a strong vote of confidence by the Company's banking partners as to the actions that have been taken in response to the downturn in market conditions.

     Although the Company has access to a variety of capital sources such as additional bank debt, private placements of subordinated debt, and public or private sales of additional equity, the availability of those sources at acceptable prices is currently limited. Management is currently focused on overriding the effects of the current downturn in the economy and returning the Company to higher levels of profitability and previous growth rates. As such, it is carefully managing its balance sheet with a view toward reducing inventories and receivables. The Company has a long-standing policy of paying its vendors promptly and has maintained that policy while carefully managing its cash flows. Management believes its most likely source of immediate, additional capital, if needed, will be its banking partners. While the Company believes that its relationship with its banks remains very positive, there can be no assurance given as to the availability of additional debt should the Company's earnings deteriorate further.

     For the year ending October 31, 2001, the Company generated $9.8 million in cash from operations. This amount consisted of $7.7 million earned from earnings and non-cash charges and $15.1 from reductions in accounts receivables offset by reductions in accounts payable and accrued liabilities of $9.9 million and reductions in other working capital items of $3.1 million. Other sources of cash included additional long-term borrowings of $5.5 million and net borrowings on the Company's working capital revolver of $4.4 million. This cash was used to fund acquisitions totaling $5.6 million and implementation of the Company's new ERP system of $2.9 million.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" and amends Accounting Principals Board Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The effect of implementing both of these new standards on the Company's results of operations and financial position is not expected to be material.

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

     U.S. Economy. The Company's business is subject to the effects of general economic conditions in the United States and, in particular, market conditions for telecommunications and networking equipment and services. In recent quarters, the Company's operating results have been adversely affected as a result of unfavorable economic conditions and reduced capital spending in the United States. If the economic conditions in the United States do not improve, or continue to deteriorate, the Company may continue to experience material adverse impacts on its business, operating results, and financial condition.

     Credit Facility and Working Capital. Management believes that its relationship with its banking partners is good and that the recently restructured credit facility adequately addresses both principal payment and financial covenant requirements for the present market conditions. However, there can be no assurance given that the Company will have adequate working capital available should market conditions continue to deteriorate. Under the restructured credit facility, the Company's access to working capital borrowings is restricted by a borrowing base of accounts receivables and inventory. As the Company's revenues have declined, availability under the facility has been reduced accordingly. Should the Company's need for working capital temporarily exceed its borrowing limits, the Company might be forced to delay payments to its bank or other vendors. Such delays could materially and negatively impact the Company's operating results. Conversely, should the Company's revenues expand rapidly in the near future, it is also possible that demand for additional working capital could be in excess of that allowed under the credit facility. However, in this scenario, management is more confident that it could successfully demonstrate the positive need for additional capital.

     Dealer Agreements. The Company sells communications systems under dealer agreements with Avaya, Inc. (formerly Lucent Technologies) and Hitachi Telecom,
(USA), Inc. The Company is a major dealer for both manufacturers and considers its relationship with both to be good. Nevertheless, if the Company's strategic relationship with Avaya, and to a lesser degree with Hitachi, were to be terminated prematurely or unexpectedly, the Company's operating results would be adversely impacted. Furthermore, in both the separate agreements that the Company has with Avaya for distribution of products to the commercial and lodging markets and the agreement with Hitachi, the Company must meet certain volume commitments to earn the pricing structure provided in the dealer agreements. In addition, the Company's relationship with Avaya is administered through a joint agreement between the Company, Avaya, and one of Avaya's "super distributors", Voda One (formerly Inacom) through which the Company receives specified pricing from Voda One based on certain volume requirements. Should the Company fail to meet any of these requirements, future profit margins could suffer.

     Dependence upon Avaya. The Company is one of the largest dealers of Avaya products in the U.S. While the Company's agreement with Avaya is non-exclusive and the Company can and does represent other manufacturer's products in the marketplace, the Company is heavily dependent upon the quality and continued development of technologically advanced products to compete effectively. Avaya is a leading provider of communications systems and software for enterprises, including businesses, government agencies and other organizations. The Company offers Avaya's voice, converged voice and data, customer relationship management, messaging, multi-service networking and structured cabling products and services. Multi-service networking products are those products that support network infrastructures which carry voice, video and data traffic over any of the protocols, or set of procedures, supported by the Internet on local area and wide area data networks. A structured cabling system is a flexible cabling system designed to connect phones, workstations, personal computers, local area networks and other communications devices through a building or across one or more campuses. Avaya is a market-leader in messaging, structured cabling systems, enterprise voice communications and call center systems, but is relatively new to the converged voice and data products and multi-service networking products markets.

     Most industry analysts expect the growth rate for traditional voice products to be very low, while higher growth rates are expected for those products focused on networked communications tools such as converged voice and data applications. Avaya is not a leader in multi-service networking products or in converged voice and data products. The Company's long-term growth strategy is built upon being a nationwide integrator of these converged voice and data applications as well as other high-end applications and as such is dependent upon Avaya's success in developing these products in a timely manner.

     Also, Avaya, like many major manufacturers, provides various incentive programs to support the advertising and sale of its products. The Company receives substantial rebates through these common incentive programs to offset both costs of goods sold and marketing expenses. These amounts are material to the Company's operating results. These rebates are based on a combination of the dollar volumes of purchases of certain products, the number of units of certain products purchased, and the year-over-year growth in purchases of certain products. Historically, the requirements of these incentive programs are changed annually. While the Company does not expect such programs to be altered to the Company's detriment, there can be no assurance given that a change in these programs won't negatively impact the Company's profit margins and operating results.

     Dependence Upon a Few Suppliers. The Company's growth and ability to meet customer demands also depend in part on its capability to obtain timely deliveries of parts from suppliers. The Company's agreement with Avaya specifies the use of a single distributor from which it purchases most Avaya products. While this supplier has performed effectively and has been relatively flexible to date, there is no assurance that the present general economic conditions or other specific conditions unique to the supplier will not cause an interruption in the supply of products in the future. In addition, Avaya has recently outsourced its manufacturing operations to a third party company. During the initial months of the outsourcing agreement, there have been periodic shortages of equipment. Although the Company works closely with its suppliers to avoid these types of shortages, there can be no assurance that the Company will not encounter these problems in the future.

     Hiring and Retaining Key Personnel. The Company's ability to attract, train, motivate and retain highly skilled and qualified technical and sales personnel is critical to the Company's success. Competition for such employees in the rapidly changing telecommunications industry is typically intense, although the current economic conditions have temporarily eased some of this pressure. As the Company has transformed itself into an integrated communications solutions provider, it has invested heavily the in the hiring and training of personnel to sell and service the Company's new products and service offerings. If the Company is unable to retain its skilled employees or to hire additional qualified personnel as needed, it could adversely impact the Company's ability to implement its business strategies efficiently and effectively.

     Competition. The market for the Company's products and services is highly competitive and subject to rapidly changing technologies. As the industry itself evolves and new technologies and products are introduced into the marketplace, new participants enter the market and existing competitors seek to strengthen their positions and expand their product/service offerings. There has been a trend toward industry consolidation, which can lead to the creation of stronger competitors who may be better able to compete as a sole-source vendor for customers. While the Company believes that through its expansion and transformation of the last few years, it has positioned itself well to compete effectively in the marketplace, its failure to maintain or enhance its competitive position could adversely affect its business and results of operations.

     Lodging Industry. As a result of the overall downturn in the economy in general and the recession in the lodging industry in particular as a result of the September 11th attacks, there is deepened uncertainty to the near-term health of many of the Company's customers. While the Company has substantially divested itself from its previous dependence on this sector, it remains an important part of the Company's business and the financial failure of one or more of the Company's significant lodging customers could have a material, negative impact on the Company's financial results.

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

     Other Risk Factors. In addition to the specific factors discussed above, the following general factors can also impact the Company's overall performance and results of operations: the continued growth of the IP networking market, uncertainties inherent with rapidly changing technologies and customer demand, the cost and effects of legal claims and proceedings, and relationships with suppliers, vendors and customers.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risks relating to the Company's operations result primarily from changes in interest rates. The Company did not use derivative financial instruments for speculative or trading purposes during the 2001 fiscal year.

         Interest Rate Risk. The following table provides information regarding the company's financial instruments that are sensitive to changes in interest rates. The table presents the company's debt obligations and weighted-average interest rates by expected maturity dates. The variable average interest rates reflect the rates in effect at October 31, 2001. A hypothetical 10 percent change in such interest rates would not have a material effect upon the company's consolidated results of operations or cash flows. At October 31, 2001, the company had not entered into any interest rate swap agreements to manage interest rate risk. Subsequent to October 31, 2001, the company entered into an interest rate swap agreement, which was in conjunction with the company's finance facility restructuring.

                           Expected Maturity Date      Fair Value
                           ----------------------      ----------
                            2002             2003      10/31/01
                            ----             ----      --------
Fixed rate                $   1,000             --     $ 1,000
Average interest rate          7.12%            --

Variable rate             $   8,638        $14,853
Average interest rate           5.4%           5.4%

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS OF THE COMPANY                                    PAGE
--------------------------------------------                                    ----

Report of Independent Public Accountants                                         F-1

Consolidated Financial Statements

        Consolidated Balance Sheets - October 31, 2001 and 2000                  F-2

        Consolidated Statements of Operations - For
          the Years Ended October 31, 2001, 2000 and 1999                        F-3

        Consolidated Statements of Shareholders' Equity -
          For the Years Ended October 31, 2001, 2000 and 1999                    F-4

        Consolidated Statements of Cash Flows - For the
          Years Ended October 31, 2001, 2000 and 1999                            F-5

Notes to Consolidated Financial Statements                                       F-6


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

         NAME AND AGE                           POSITIONS WITH COMPANY
         ------------                           ----------------------

         Jack R. Ingram                         Chairman of the Board, Chief Executive
         Age 58                                     Officer, and President

         Robert B. Wagner                       Chief Financial Officer, Vice President of
         Age 40                                     Finance, Secretary, Treasurer, and
                                                    Director
         Larry N. Patterson                     Senior Vice President, Sales and Service
         Age 45

         Donald E. Reigel                       Regional Vice President, Sales - Central
         Age 47

         James J. Burke                         Regional Vice President, Sales - Western
         Age 57

         Sandra J. Connor                       Regional Vice President, Sales - Eastern
         Age 37

         Ron B. Barber                          Director
         Age 47

         Donald T. Duke                         Director
         Age 52

         Dr. Robert D. Hisrich                  Director
         Age 57

         Ronald L. Siegenthaler                 Director
         Age 58

     A brief account of the business experience for the past five years of the individuals listed above follows.

     MR. INGRAM has been the Company's Chief Executive Officer since July 1990. He also served as the Company's President from July 1990 until August 1999 and re-assumed that position in June 2001. He has been a director of the Company since March 1989. Mr. Ingram's business experience prior to joining the Company was concentrated in the oil and gas industry. Mr. Ingram holds a Bachelor of Science Degree in Petroleum Engineering from the University of Tulsa.

     MR. WAGNER has been the Company's Vice President of Finance and Chief Financial Officer since March 1989. He has been with the Company since July 1988 and became a member of the Board of Directors in March 1996. Mr. Wagner is a Certified Public Accountant licensed in Oklahoma and received his Bachelor of Science Degree in Accounting from Oklahoma State University.

     MR. PATTERSON joined the Company in March 2000 and serves as Senior Vice President, Sales and Service. Prior to his employment with the Company, Mr. Patterson worked for Exxon Corporation and held various executive positions in Europe, Asia and Latin America with Exxon Company, International. He is a member of the American Management Association and is active in Organizational Development, Leadership Development and Investment Management activities. Mr. Patterson received his Bachelor of Science Degree in Engineering from Oklahoma State University.

     MR. REIGEL joined the Company in June 1993 as PBX Product Sales Manager. He was promoted to Vice President of Marketing and Sales in June 1995; became Vice President of Hospitality Sales in December, 1999; and is currently Regional Vice President, Sales - Central. Prior to his employment with the Company, Mr. Reigel served as a national accounts sales manager for WilTel Communications Systems. Mr. Reigel received his Bachelor of Science Degree in Business from the University of Colorado.

     MR. BURKE joined the Company in November 1999 in conjunction with the acquisition of USTI and is currently Regional Vice President, Sales - Western. Prior to his employment with the Company, he had been employed by USTI since August 1990 and served as the Western Region Sales Director and National Sales Director. Mr. Burke received his Bachelor of Science Degree in Business from Niagara University.

     MS. CONNOR joined the Company in September 2000, and is currently Vice President, Sales-Eastern. Prior to her employment with the Company, Ms. Connor served in various sales and sales operations assignments at Lucent Technologies, most recently as Area Sales Vice President for the New England Region - Enterprise Networks Division. Ms. Connor received her Bachelor of Science Degree in Management from the University of Massachusetts, Lowell.

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

     DR. HISRICH has been a director of the Company since March 1987. He occupies the A. Malachi Mixon III Chair in Entrepreneurial Studies and is Professor of Marketing and Policy Studies at the Weatherhead School of Management at Case Western Reserve University in Cleveland, Ohio. Prior to assuming such positions, he occupied the Bovaird Chair of Entrepreneurial Studies and Private Enterprise and was Professor of Marketing at the College of Business Administration for the University of Tulsa. He is also a marketing and management consultant. He is a member of the Board of Directors of Jameson Inn, Inc., and Noteworthy Medical Systems, Inc., a member of the Editorial Boards of the Journal of Venturing and the Journal of Small Business Management, and a member of the Board of Directors of Enterprise Development, Inc. Dr. Hisrich received his Bachelor of Arts Degree in English and Science from DePauw University and his Master of Business Administration Degree (Marketing) and Ph.D. in Business Administration (Marketing, Finance, and Quantitative Methods) from the University of Cincinnati.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based solely upon a review of (i) Forms 3 and 4 and amendments thereto furnished to the Company during its most recent fiscal year, (ii) Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and (iii) written representations made to the Company by its directors and officers, the Company knows of no director, officer, or beneficial owner of more than ten percent of the Company's Common Stock who has failed to file on a timely basis reports of beneficial ownership of the Company's Common Stock as required by Section 16(a) of the Securities Exchange Act of 1934, as amended, except as follows: Mr. Hisrich was late in filing his Statements of Changes in Beneficial Ownership on Form 4 for the month of February 2001. Mr. Jon Wiese, former President and Co-CEO of the Company, was late in filing his Statement of Changes in Beneficial Ownership on Form 4 for the month of August 2001.


ITEM 11.  EXECUTIVE COMPENSATION.

     That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 2002 and to be used in connection with the Company's Annual Meeting of Shareholders to be held March 28, 2002 is hereby incorporated by reference.


ITEM 12. SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND MANAGEMENT.

     That portion of the Company's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 2002 and to be used in connection with the Company's Annual Meeting of Shareholders to be held March 28, 2002 is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     That portion of the Company's definitive Proxy Statement appearing under the caption "Related Transactions," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 2002 and to be used in connection with the Company's Annual Meeting of Shareholders to be held March 28, 2002 is hereby incorporated by reference.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  (1)   Financial Statements - See Index to Financial Statements at Page
                18 of this Form 10-K.

          (2)   Financial Statement Schedule - None.

          (3)   Exhibits - See Exhibit Index at Page 23 of this Form 10-K.

     (b) The Company filed no report on Form 8-K during the last quarter of the fiscal year ended October 31, 2001.

     (c)  See Exhibit Index at Page 23 of this Form 10-K.

     (d)  See Index to Financial Statements at Page 18 of this Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       XETA TECHNOLOGIES, INC.


JANUARY 29, 2002                       BY: /s/ JACK R. INGRAM
                                          --------------------------------------
                                             JACK R. INGRAM, CHIEF EXECUTIVE
                                             OFFICER AND PRESIDENT


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


JANUARY 29, 2002                        /s/ JACK R. INGRAM
                                       -----------------------------------------
                                       JACK R. INGRAM, CHIEF EXECUTIVE OFFICER,
                                       PRESIDENT  AND DIRECTOR


JANUARY 29, 2002                        /s/ ROBERT B. WAGNER
                                       -----------------------------------------
                                       ROBERT B. WAGNER, VICE PRESIDENT OF
                                       FINANCE, CHIEF FINANCIAL OFFICER, AND
                                       DIRECTOR


JANUARY 29, 2002                        /s/ DONALD T. DUKE
                                       -----------------------------------------
                                       DONALD T. DUKE, DIRECTOR


JANUARY 29, 2002                        /s/ RONALD L. SIEGENTHALER
                                       -----------------------------------------
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

              (ii)    BYLAWS -

                      *(a) Amended and Restated Bylaws of the Registrant - Incorporated by reference to Exhibit 3(ii)(a) to the Registrant's Form 10-Q for the quarter ended April 30, 2001, filed on July 14, 2001 (File No. 0-16231).


     (4) INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING INDENTURES - None other than the Amended and Restated Certificate of Corporation of the Registrant, as amended, and Amended and Restated Bylaws of the Registrant, as identified in Exhibit 3(i) and 3(ii) to this report.

     (10)   MATERIAL CONTRACTS -

            *10.1 Dealer Agreement Among Lucent Technologies, Inc.; Distributor, Inacom Communications, Inc.; and XETA Corporation for Business Communications Systems -- Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended April 30, 1999, filed on June 11, 1999 (File No. 0-16231).

            *10.2 Real Estate Mortgage on the Registrant's Broken Arrow, Oklahoma property -- Incorporated by reference to
                        Exhibit 2.5 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).

            *10.3 Pledge and Security Agreement relating to November 30, 1999 Credit Agreement - Incorporated by reference to
                        Exhibit 2.4 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).


            *10.4 Subsidiary Guaranty by U.S. Technologies Systems, Inc. of November 30, 1999 Credit facility - Incorporated by reference to Exhibit 2.6 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).

            *10.5 Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson - Incorporated by reference to
                        Exhibit 10.9 to the Registrant's Form 10-Q for the quarter ended April 30, 2000, filed on June 14, 2000 (File No. 0-16231).

            *10.6 Amendment to Dealer Agreement Among Lucent Technologies, Inc. Distributor, Inacom Communications, Inc.; and XETA Corporation, for Business Communications Systems, dated effective March 19, 2000 - Incorporated by reference to
                        Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended April 30, 2000, filed on June 14, 2000 (File No. 0-16231).

            *10.7 XETA Technologies 2000 Stock Option Plan - Incorporated by reference to Exhibit 10.11 to the Registrant's Form 10-Q for the quarter ended April 30, 2000, filed on June 14, 2000 (File No. 0-16231).

            *10.8 HCX 5000(R) Authorized Distributor Agreement dated April 1, 2000 between Hitachi Telecom (USA), Inc. and XETA Corporation -- Omitted as substantially identical to the Authorized Distributor Agreement dated April 8, 1993 between Hitachi America, Ltd. and XETA Corporation which was previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993 (File No. 0-16231).

            *10.9 Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson - Incorporated by reference to
                        Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000, filed on January 29, 2001. (File No. 0-16231).

            *10.10 First Amendment to Credit Agreement dated August 21, 2000 among XETA Technologies, Inc., the Lenders, the Agent and the Arranger - Incorporated by reference to
                        Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000, filed on January 29, 2001. (File No. 0-16231).

            *10.11 Notice of Assignment by Lucent Technologies Inc. dated September 14, 2000 of all contracts with XETA Technologies, Inc. (including the Dealer Agreement) to Avaya Inc. - Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000, filed on January 29, 2001. (File No. 0-16231).

            *10.12 Asset Purchase Agreement dated as of October 31, 2000, by and among Key Metrology Integration, Inc. as Seller, its principal shareholder The Douglas Wendell Myers Revocable Living Trust, XETA Technologies, Inc., as Purchaser, and Douglas Wendell Myers, individually - Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000, filed on January 29, 2001. (File No. 0-16231).

            *10.13 Asset Purchase Agreement dated as of October 31, 2000, by and among PRO Networks Corporation, as Seller, its shareholders The John Gerard Sargent Revocable Living Trust and The Nancy Rhea Sargent Revocable Living Trust, XETA Technologies, Inc., as Purchaser, and John Gerard Sargent and Nancy Rhea Sargent, individually - Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on November 15, 2000 (File No. 0-16231).

            *10.14 Second Amendment to Credit Agreement dated June 8, 2001 among XETA Technologies, Inc., the Lenders, the Agent and the Arranger - Incorporated by reference to exhibit
                        10.19 to the Registrant's Form 10-Q for the quarter ended July 31, 2001, filed on September 14, 2001 (File No. 0-16231).

            10.15 Amended and Restated Audit Agreement dated October 31, 2001 among XETA Technologies, Inc., the Lenders and the Agent.

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

     (24)   POWER OF ATTORNEY - None.

     (99)   ADDITIONAL EXHIBITS - None.


*    Previously filed.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Xeta Technologies, Inc.:

We have audited the accompanying consolidated balance sheets of Xeta Technologies, Inc. (formerly Xeta Corporation, an Oklahoma corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xeta Technologies, Inc. and subsidiaries as of October 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2001, in conformity with accounting principles generally accepted in the United States.


                                               ARTHUR ANDERSEN LLP


Tulsa, Oklahoma
 December 11, 2001

                             XETA TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                            October 31, 2001  October 31,2000
                                                            ----------------  ---------------
Current Assets:
  Cash and cash equivalents                                   $    597,889      $    926,330
  Current portion of net investment in
    sales-type leases and other receivables                      2,534,692         2,609,976
  Trade accounts receivable, net                                15,907,101        30,139,623
  Inventories, net                                               9,008,965         8,135,062
  Deferred tax asset, net                                        1,013,748         1,133,487
  Prepaid expenses and other assets                                916,461           338,828
                                                              ------------      ------------
    Total current assets                                        29,978,856        43,283,306
                                                              ------------      ------------

Noncurrent Assets:
  Goodwill, net of amortization                                 25,944,567        20,579,359
  Net investment in sales-type leases,
    less current portion above                                   1,092,917         2,505,841
  Property, plant & equipment, net                               9,599,249         6,854,851
  Capitalized software production costs, net of
    accumulated amortization of $873,066 & $693,066                417,955           597,956
  Other assets                                                     251,333           327,658
                                                              ------------      ------------
    Total noncurrent assets                                     37,306,021        30,865,665
                                                              ------------      ------------

    Total assets                                              $ 67,284,877      $ 74,148,971
                                                              ============      ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                           $  4,288,337      $  6,820,754
  Revolving line of credit                                       5,350,000         1,000,000
  Accounts payable                                               4,547,347        11,750,607
  Unearned revenue                                               2,528,103         4,513,029
  Accrued liabilities                                            2,051,152         3,927,803
  Accrued federal and state income taxes                                --           125,942
                                                              ------------      ------------
    Total current liabilities                                   18,764,939        28,138,135
                                                              ------------      ------------

Noncurrent liabilities:
  Long-term debt, less current portion above                    14,853,349        17,983,011
  Accrued long-term liabilities                                  1,299,114         1,299,114
  Unearned service revenue                                         454,166         1,039,949
  Noncurrent deferred tax liability, net                           715,883           123,603
                                                              ------------      ------------
                                                                17,322,512        20,445,677
                                                              ------------      ------------

Commitments

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                                 --                --
  Common stock; $.001 par value; 50,000,000
   shares authorized, 10,256,740 and 9,662,736
   issued at October 31, 2001 and 2000
   respectively                                                     10,256             9,662
  Paid-in capital                                               11,637,812         9,486,776
  Retained earnings                                             21,794,017        18,313,380
  Less treasury stock, at cost                                  (2,244,659)       (2,244,659)
                                                              ------------      ------------
   Total shareholders' equity                                   31,197,426        25,565,159
                                                              ------------      ------------
   Total liabilities & shareholders' equity                   $ 67,284,877      $ 74,148,971
                                                              ============      ============


  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                          For the Twelve Months
                                                            Ending October 31,
                                                2001               2000               1999
                                            -------------      -------------      -------------

Commercial equipment sales                  $  41,964,072      $  54,198,673      $          --
Lodging systems sales                          10,063,623         16,032,612         17,857,086
Installation and service revenues              33,105,152         31,219,629         18,766,095
Other revenues                                    921,182            967,987            639,871
                                            -------------      -------------      -------------
  Net sales and service revenues               86,054,029        102,418,901         37,263,052
                                            -------------      -------------      -------------

Cost of commercial equipment                   29,811,902         37,403,184                 --
Cost of lodging systems                         6,449,040         10,076,638         10,412,029
Installation and services costs                23,511,694         21,627,342         12,206,057
Cost of other revenues & corporate COGS         2,758,651          2,481,864            654,606
                                            -------------      -------------      -------------
  Total cost of sales and service              62,531,287         71,589,028         23,272,692
                                            -------------      -------------      -------------

    Gross profit                               23,522,742         30,829,873         13,990,360
                                            -------------      -------------      -------------

Operating expenses:
  Selling, general and administrative          14,564,120         16,864,374          5,686,350
  Amortization                                  1,609,466          1,587,230          1,936,057
                                            -------------      -------------      -------------
      Total operating expenses                 16,173,586         18,451,604          7,622,407
                                            -------------      -------------      -------------

Income from operations                          7,349,156         12,378,269          6,367,953

  Interest expense                             (2,095,331)        (2,354,793)                --
  Interest and other income                       471,812            594,143            664,903
                                            -------------      -------------      -------------
      Subtotal                                 (1,623,519)        (1,760,650)           664,903

Income before provision for income
  taxes                                         5,725,637         10,617,619          7,032,856
Provision for income taxes                      2,245,000          4,156,000          2,750,000
                                            -------------      -------------      -------------

Net income                                  $   3,480,637      $   6,461,619      $   4,282,856
                                            =============      =============      =============


Earnings per share
  Basic                                     $        0.38      $        0.77      $        0.53
                                            =============      =============      =============

  Diluted                                   $        0.36      $        0.66      $        0.46
                                            =============      =============      =============


Weighted average shares outstanding             9,061,105          8,350,299          8,021,248
                                            =============      =============      =============

Weighted average shares equivalents             9,698,048          9,761,703          9,254,442
                                            =============      =============      =============


  The accompanying notes are an integral part of these consolidated statements.

                    XETA TECHNOLOGIES, INC.
                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY



                                                   Common Stock            Treasury Stock
                                         --------------------------       -------------------
                                         Shares Issued    Par Value       Shares       Amount     Paid-in Capital  Retained Earnings
                                         -------------    ---------       ------       ------     ---------------  -----------------

Balance-October 31, 1998                    2,286,284   $   228,628       264,547   $(1,748,116)    $ 5,135,818       $ 7,568,905

Stock options exercised $.10 par value         32,067         3,207            --            --          49,469

Tax benefit of stock options                       --            --            --            --         188,568

Treasury stock purchased                           --            --        65,150    (1,158,043)

Two-for-one stock split                     2,318,351                     329,697

Net income                                                                                                              4,282,856

                                          -----------   -----------   -----------   -----------     -----------       -----------

Balance-October 31, 1999                    4,636,702       231,835       659,394    (2,906,159)      5,373,855        11,851,761

Treasury stock issued in acquisition                                     (150,000)      661,500       2,638,500

Stock options exercised $.05 par value         72,166         3,607                                     182,693

Change in par value of common stock                        (226,025)                                    226,025

Two-for-one stock split                     4,708,868                     509,394

Stock options exercised $.001 par value       245,000           245                                      61,007

Tax benefit of stock options                                                                          1,004,696

Net income                                                                                                              6,461,619

                                          -----------   -----------   -----------   -----------     -----------       -----------

Balance-October 31, 2000                    9,662,736         9,662     1,018,788    (2,244,659)      9,486,776        18,313,380

Stock options exercised $.001 par value       594,004           594            --            --         369,169                --

Tax benefit of stock options                       --            --            --            --       1,781,867                --

Net income                                         --            --            --            --              --         3,480,637

                                          -----------   -----------   -----------   -----------     -----------       -----------
Balance-October 31, 2001                   10,256,740   $    10,256     1,018,788   $(2,244,659)    $11,637,812       $21,794,017
                                          ===========   ===========   ===========   ===========     ===========       ===========


  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                         For the Twelve Months
                                                                                           Ended October 31,
                                                                                2001              2000              1999
                                                                             ------------      ------------      ------------
Cash flows from operating activities:
     Net income                                                              $  3,480,637      $  6,461,619      $  4,282,856
                                                                             ------------      ------------      ------------

     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation                                                           1,004,518           819,439           430,599
         Amortization                                                           1,609,466         1,587,230         1,936,057
         Loss on sale of assets                                                    10,693            17,665                --
         Provision for returns & doubtful accounts receivable                     290,000           191,000            36,000
         Provision for excess and obsolete inventory                            1,300,000           325,000           496,170
     Change in assets and liabilities net of acquisitions:
         (Increase) decrease in net investment in sales-type leases &
            other receivables                                                   1,488,208         1,559,228        (3,709,850)
         (Increase) decrease in trade receivables                              15,111,338        (9,072,384)         (907,446)
         (Increase) decrease in inventories                                    (2,548,903)        1,392,523        (1,723,570)
         (Increase) in deferred tax asset                                        (502,687)          111,533           (47,008)
         (Increase) decrease in prepaid expenses and other assets                 159,284          (116,751)         (391,144)
         (Increase) decrease in prepaid taxes                                    (662,958)           18,700                --
          Increase (decrease) in accounts payable                              (7,782,294)        1,104,108           379,645
          Increase (decrease) in unearned revenue                              (2,794,181)       (2,834,396)        2,667,239
          Increase (decrease) in accrued income taxes                           1,655,925         1,130,639             6,692
          Increase (decrease) in accrued liabilities                           (2,107,597)          (97,501)          670,283
          Increase (decrease) in deferred tax liabilities                          82,280           (16,421)          123,143
                                                                             ------------      ------------      ------------
Total adjustments                                                               6,313,092        (3,880,388)          (33,190)
                                                                             ------------      ------------      ------------

                Net cash provided by operating activities                       9,793,729         2,581,231         4,249,666
                                                                             ------------      ------------      ------------

Cash flows from investing activities:
         Acquisitions, net of cash acquired                                    (5,595,193)      (26,556,154)               --
         Purchase of long distance contracts                                                                         (156,500)
         Additions to capitalized software                                             --           (68,550)         (114,036)
         Additions to property, plant & equipment                              (3,585,867)       (2,720,054)       (1,555,769)
         Proceeds from sale of assets                                               1,200            82,325                --
                                                                             ------------      ------------      ------------
                Net cash used in
                    investing activities                                       (9,179,860)      (29,262,433)       (1,826,305)
                                                                             ------------      ------------      ------------

Cash flows from financing activities:
         Proceeds from issuance of debt                                         5,500,000        26,020,432
         Proceeds from draws on revolving line of credit                       40,035,000        23,750,000
         Principal payments on debt                                           (11,162,073)       (4,216,664)
         Payments on revolving line of credit                                 (35,685,000)      (22,750,000)
         Purchase of treasury stock                                                                                (1,158,043)
         Exercise of stock options                                                369,763           247,552            52,676
                                                                             ------------      ------------      ------------
                Net cash provided by (used in)
                    financing activities                                         (942,310)       23,051,320        (1,105,367)
                                                                             ------------      ------------      ------------

                Net decrease in cash and cash equivalents                        (328,441)       (3,629,882)        1,317,994

Cash and cash equivalents, beginning of period                                    926,330         4,556,212         3,238,218
                                                                             ------------      ------------      ------------
Cash and cash equivalents, end of period                                     $    597,889      $    926,330      $  4,556,212
                                                                             ============      ============      ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                $  2,760,516      $  1,620,462      $     18,296
     Cash paid during the period for income taxes                            $  1,645,414      $  2,956,054      $  2,675,135
     Treasury shares given in UST acquisition                                $         --      $  3,300,000      $         --

  The accompanying notes are an integral part of these consolidated statements.

XETA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2001




1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

XETA Technologies, Inc. (XETA or the Company) is a nationwide integrator of voice and data technologies. The Company provides consulting, sales, engineering, project management, installation and service of voice, data, IP networking solutions, Microsoft Exchange applications, unified messaging systems, call centers, and telephony over IP solutions to the commercial market. These products are manufactured by a variety of manufacturers including Avaya, Cisco, and Hitachi. In addition, the Company provides voice systems and XETA-manufactured call accounting systems to the hospitality industry. XETA is an Oklahoma corporation.

U.S. Technologies Systems, Inc. (USTI) is a wholly-owned subsidiary of XETA and was purchased on November 30, 1999 as part of the Company's expansion into the commercial market. Xetacom, Inc. (Xetacom), is a wholly-owned, but dormant, subsidiary of the Company.

Cash and Cash Equivalents

Cash and cash equivalents at October 31, 2001, consist of money market accounts and commercial bank accounts.

Lease Accounting

A portion of the Company's revenues has been generated using sales-type leases. The Company sells some of its call accounting systems to the lodging industry under these sales-type leases to be paid over three, four and five-year periods. Because the present value (computed at the rate implicit in the lease) of the minimum payments under these sales-type leases equals or exceeds 90 percent of the fair market value of the systems and/or the length of the lease exceeds 75 percent of the estimated economic life of the equipment, the Company recognizes the net effect of these transactions as a sale, as required by accounting principles generally accepted in the United States.

Interest and other income is primarily the recognition of interest income on the Company's sales-type lease receivables and income earned on short-term cash investments. Interest income from a sales-type lease represents that portion of the aggregate payments to be received over the life of the lease, which exceeds the present value of such payments using a discount factor equal to the rate implicit in the underlying leases.

Revenue Recognition

The Company recognizes revenue from sales-type leases as discussed above under the caption "Lease Accounting." Service revenue is recognized monthly over the life of the related sales-type lease or service agreement on a straight-line basis. In fiscal year 2000, the Company changed its revenue recognition policy related to equipment sales, in order to provide better matching of revenues and expenses under the Company's new method. Equipment revenues from call accounting and PBX systems sales are recognized upon shipment of the system and installation revenue from system sales is recognized upon installation. Under the prior method, call accounting system sales were recognized 75 percent upon shipment with the remaining 25 percent recognized upon installation. PBX system sales were recognized 100 percent upon installation. The accounting change was not material to the financial statements.

Property, Plant and Equipment

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under PBX service agreements. Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis. When assets are retired or sold, the cost of the assets and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in income. Maintenance and repair costs are expensed as incurred.

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

The Company also records deposits received on sales orders and prepayments for maintenance contracts as unearned revenues.

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

Segment Information

In the first quarter of 2000, the Company adopted Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," in conjunction with its acquisition of USTI and the Company's internal realignment. The Company divided its operations into three reportable segments: commercial system sales, lodging system sales and installation and service. The Company defines commercial system sales as sales to the non-lodging industry. Installation and service revenues represent revenues earned from installing and maintaining systems for customers in both the commercial and lodging segments.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies. Company management evaluates a segment's performance based upon gross margins. Assets are not allocated to the segments. Sales to customers located outside of the United States are immaterial.

The following is tabulation of business segment information for 2001, 2000 and 1999. Segment information for 2000 and 1999 has been restated to conform to the current presentation.

                    Commercial        Lodging       Installation
                    Equipment         Systems        and Service        Other
                      SALES            Sales          REVENUES         Revenue             Total
                  ------------     ------------     ------------     ------------      ------------
2001
Sales             $ 41,964,072     $ 10,063,623     $ 33,105,152     $    921,182      $ 86,054,029
Cost of sales       29,811,902        6,449,040       23,511,694        2,758,651        62,531,287
Gross profit        12,152,170        3,614,583        9,593,458       (1,837,469)       23,522,742

2000
Sales               54,198,673       16,032,612       31,219,629          967,987       102,418,901
Cost of sales       37,403,184       10,076,638       21,627,342        2,481,864        71,589,028
Gross profit        16,795,489        5,955,974        9,592,287       (1,513,877)       30,829,873

1999
Sales                       --       17,857,086       18,766,095          639,871        37,263,052
Cost of sales               --       10,412,029       12,206,057          654,606        23,272,692
Gross profit                --        7,445,057        6,560,038          (14,735)       13,990,360

Recently Issued Accounting Pronouncements

     In June 2001, the FASB issued Statements of Financial Accounting Standards ("SFAS") No.'s 141 and 142, "Business Combinations" and "Goodwill and Other Intangible Assets", respectively. SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS 142, goodwill recorded as part of a business combination is no longer amortized, but instead will be subject to at least annual assessment for impairment by applying a fair-value-based test. Also, SFAS 142 requires that in future business combinations, all acquired intangible assets should be separately stated on the balance sheet if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will then be amortized over their useful lives, resulting in amortization expense. The new rule does not require that companies evaluate existing goodwill on their books for allocation into separately recognized intangible assets. However, companies, at the time of adoption of the new standard, are required to conduct an initial fair-value-based goodwill impairment test to determine if the carrying value of the goodwill on their balance sheet is impaired. The Company has elected to early adopt SFAS 142 on November 1, 2001. In conjunction with the adoption of the standard, the Company engaged an independent valuation expert to conduct the initial assessment. The results of that assessment indicated that no impairment existed in the value of recorded goodwill on the Company's books as of November 1, 2001. As a result of the adoption of SFAS 142, the Company will no longer record goodwill amortization in its operating results. Amortization of goodwill from acquisitions was $1.5 million, $1.1 million, and $1.8 million for the years ending October 31, 2001, 2000, and 1999, respectively. Based on goodwill amounts at October 31, 2001, amortization expense of $1.4 million would have been recorded for the year ending October 31, 2002.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The statement amend SFAS 19, "Financial Accounting and Reporting by Oil and Gas Producing Companies." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made, and that the associated asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The effect of this new standard on the Company's results of operations and financial position is not expected to be material.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supercedes SFAS 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed of" and amends Accounting Principals Board Opinion No. 30, "Reporting the Results of Operation - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The Statement retains the basic framework of SFAS No. 121, resolves certain implementation issues of SFAS 121, extends applicability to discontinued operations, and broadens the presentation of discontinued operations to include a component of an entity. The Statement will be applied prospectively and is effective for financial statements issued for fiscal years beginning after December 15, 2001. Adoption of the Statement is not expected to have any initial impact on the Company's results of operations or financial position.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 and 1999 income statements to conform with the 2001 presentation. These reclassifications had no effect on net income or retained earnings.

CHANGE IN PAR VALUE AND STOCK SPLIT

     On June 26, 2000, the Company reduced the par value of its common stock to $.001 and increased the authorized shares to 50 million.

The Company declared a two-for-one stock split which was effective on July 17, 2000. All share and per share amounts contained in these financial statements and footnotes have been restated to reflect the stock split.


2.  ACQUISITIONS:

     The accompanying balance sheet and statements of operations represent the financial condition and results of operations of the Company after consolidating the operating results of each of the transactions discussed below since the date of acquisition.

     On November 1, 2000, the Company acquired substantially all of the assets of Pro Networks Corporation (Pro Net) and Key Metrology, Inc. (KMI) in separate transactions. Both of these acquisitions were made to fulfill part of the Company's growth strategy to provide complex applications and professional services in addition to its traditional voice products and services. Both of these transactions were accounted for using the purchase method of accounting. The combined purchase price was $5.6 million resulting in approximately $5.3 million in goodwill. Prior to November 1, 2001, the Company amortized goodwill over 20 years unless circumstances indicated a shorter life was appropriate. Both transactions contained earn-out provisions, which could have resulted in additional purchase price being paid to the sellers; however, management anticipates that the provisions will expire unearned.

On February 29, 2000, the Company acquired substantially all of the properties and assets (the Assets) of Advanced Communications Technologies, Inc. (ACT) pursuant to the terms of an Asset Purchase Agreement (the Purchase Agreement) dated February 22, 2000, entered into among the Company and ACT, its parent corporation, Noram Telecommunications, Inc., an Oregon corporation, and its parent corporation, Quanta Services, Inc., a Delaware corporation. The Company also assumed all of ACT's existing liabilities as disclosed on ACT's balance sheet with the exception of inter-company liabilities and income taxes payable by ACT. The purchase price of the Assets was $3 million which included the book value (as defined in the Purchase Agreement) of ACT plus $250,000. In conjunction with the purchase, the Company recorded $874,000 of goodwill.

     On November 30, 1999, the Company acquired USTI, a Missouri Subchapter S corporation. The Company purchased all of the outstanding common stock of USTI for $26 million in cash, inclusive of $3 million in hold-backs, plus 300,000 shares of XETA common stock held in treasury with a market value of $3.3 million on the date of issuance. At October 31, 2001, there remained $1 million in hold-backs subject to various indemnity provisions in the purchase agreement. This amount was paid in full according to the terms of the purchase agreement on November 30, 2001. The transaction was accounted for using the purchase method of accounting and goodwill of $22,000,000 was added to the Company's balance sheet.


The unaudited proforma information presented below consists of statement of operations data as presented if USTI's results had been consolidated from the first day of the period reported.

                                                 Proforma
                                          Year ended October 31,
                                          2000              1999
                                      ------------     -------------

Revenues                              $106,462,887     $ 75,213,052
Net income                            $  6,869,101     $  6,694,856
Basic earnings per share              $       0.82     $       1.27
Diluted earnings per share            $       0.70     $       1.10

Please see Note 1 above regarding the Company's adoption of SFAS 142 and the related accounting for goodwill beginning November 1, 2001.

3.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following at October 31:

                                                      2001             2000
                                                --------------    -------------

  Trade receivables                             $   17,205,346    $  32,003,881
  Less- reserve for doubtful accounts                1,298,245        1,864,258
                                                --------------    -------------
  Net trade receivables                         $   15,907,101    $  30,139,623
                                                ==============    =============

Adjustments to the reserve for doubtful accounts consist of the following at October 31:

                                                       2001             2000
                                                 --------------    ------------

Balance, beginning of period                     $   1,864,258     $    185,168
Acquired at acquisition                                      -        1,642,771
Provision for doubtful accounts                        290,000          191,000
Net write-offs                                        (856,013)        (154,681)
                                                 -------------     ------------
Balance, end of period                           $   1,298,245     $  1,864,258
                                                 =============     ============

4.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components at October 31:

                                                                   2001            2000
                                                              --------------  ------------

         Raw materials                                        $  1,236,411    $  1,235,842
         Finished goods and spare parts                          9,459,787       8,032,695
                                                              ------------    ------------
                                                                10,696,198       9,268,537
         Less- reserve for excess and obsolete inventories       1,687,233       1,133,475
                                                              ------------    ------------
                  Total inventories, net                      $  9,008,965    $  8,135,062
                                                              ============    ============

Adjustments to the reserve for excess and obsolete inventories consist of the following:

                                                                 2001              2000
                                                            -------------     ------------

         Balance, beginning of period                       $   1,133,475     $    821,170
         Provision for excess and obsolete inventories          1,300,000          325,000
         Adjustments to inventories                              (746,242)         (12,695)
                                                            -------------     ------------
         Balance, end of period                             $   1,687,233     $  1,133,475
                                                            =============     ============

5.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at October 31:

                                                      Estimated
                                                       Useful
                                                        Lives            2001            2000
                                                     -----------     ------------    ------------

     Building                                            20          $  2,397,954    $  2,397,954
     Data processing and computer field equipment        3-5            7,862,996       4,244,213
     Land                                                 -               611,582         611,582
     Office furniture                                     5             1,084,117         958,385
     Auto                                                 5               251,477         266,668
     Other                                               3-7              673,538         677,137
                                                                     ------------    ------------

     Total property, plant and equipment                               12,881,664       9,155,939
     Less- accumulated depreciation                                     3,282,415       2,301,088
                                                                     ------------    ------------

     Total property, plant and equipment, net                        $  9,599,249    $  6,854,851
                                                                     ============    ============

6.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31:

                                                        2001             2000
                                                   -------------    -------------

         Commissions                               $     493,915    $   1,608,576
         Interest                                        144,138          708,750
         Payroll                                         416,406          401,632
         Bonuses                                         541,382          334,476
         Vacation                                        398,100          294,905
         Other                                            57,211          579,464
                                                   -------------    -------------
         Total current                                 2,051,152        3,927,803
         Noncurrent liabilities                        1,299,114        1,299,114
                                                   -------------    -------------
              Total accrued liabilities            $   3,350,266    $   5,226,917
                                                   =============    =============

7.  UNEARNED REVENUE:

Unearned revenue consists of the following at October 31:

                                                                  2001             2000
                                                            --------------   --------------

         Service contracts                                  $    1,375,018   $    1,884,155
         Warranty service                                          578,964        1,001,791
         Customer deposits                                         370,714        1,309,159
         Systems shipped but not installed                         139,247          196,766
         Other                                                      64,160          121,158
                                                            --------------   --------------
         Total current unearned revenue                          2,528,103        4,513,029
         Noncurrent unearned service contract revenue              454,166        1,039,949
                                                            --------------   --------------
              Total unearned revenue                        $    2,982,269   $    5,552,978
                                                            ==============   ==============

8.  INCOME TAXES:


Income tax expense is based on pretax financial accounting income. Deferred income taxes are computed using the asset-liability method in accordance with SFAS No. 109, "Accounting for Income Taxes" and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities.

The income tax provision for the years ending October 31, 2001, 2000 and 1999, consists of the following:

                                                   2001              2000             1999
                                             -------------     -------------    ----------

     Current provision - federal             $   1,630,630     $   4,440,000     $   2,176,000
     Current provision - state                     350,800           753,000           498,000
                                             -------------     -------------     -------------
     Deferred provision (benefit)                  263,570        (1,037,000)           76,000
           Total provision                   $   2,245,000     $   4,156,000     $   2,750,000
                                             =============     =============     =============

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

                                                         Year Ended
                                                         October 31,
                                                    ----------------------
                                              2001           2000           1999
                                              ----           ----           ----

Statutory rate                                34 %           34 %           34 %
State income taxes                             7 %            7 %            7 %
Other                                           (2)%           (2)%           (2)%
                                              ----           ----           ----
Effective rate                                39 %           39 %           39 %
                                              ====           ====           ====

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31 are presented below:

                                                                    2001           2000
                                                                 ----------     ----------
Deferred tax assets:
   Prepaid service contracts                                     $  247,423     $  337,559
   Nondeductible reserves                                           925,917      1,630,311
   Unamortized cost of service contracts                            102,412         31,186
   Other                                                             95,599         29,224
                                                                 ----------     ----------
     Total deferred tax asset                                     1,371,351      2,028,280
                                                                 ----------     ----------
Deferred tax liabilities:
   Tax income to be recognized on sales-type lease contracts        394,624        603,606
   Unamortized capitalized software development costs               160,495        203,305
   Other                                                            518,367        211,485
                                                                 ----------     ----------
     Total deferred tax liability                                 1,073,486      1,018,396
                                                                 ----------     ----------
     Net deferred tax asset                                      $  297,865     $1,009,884
                                                                 ==========     ==========

9.  CREDIT AGREEMENTS:

Financing for the acquisitions described in Note 2 was provided through an amended and restated credit facility with a bank. The credit facility consists of term loans that were used to finance most of the cash purchase price for each of the acquisitions and a revolving line of credit. On October 31, 2001, the credit facility was restructured to reflect the Company's current earnings levels, expand the revolving line of credit to $9 million, and to more fully collateralize the outstanding debt. At October 31, 2001, long-term debt consisted of the following:


                                                                                  October 31,
                                                                              2001            2000
                                                                           -----------     -----------
$9 million bank line of credit, due October 31, 2002, secured by a borrowing base of accounts receivable and inventories
                                                                           $ 5,350,000     $ 1,000,000

Term loan, payable in monthly installments of $259,861 at October 31,
  2001 and $433,674 at October 31, 2000, due October 31, 2003
                                                                            15,591,686      21,803,765

Real estate term note, payable in monthly installments of $14,166, due
  October 31, 2003, secured by a first mortgage on the
  Company's headquarters building                                            2,550,000              --

Acquisition hold-back, payable on November 30, 2001                          1,000,000       3,000,000
                                                                           -----------     -----------

                                                                            24,491,686      25,803,765

Less-current maturities                                                      9,638,337       7,820,754
                                                                           -----------     -----------

                                                                           $14,853,349     $17,983,011

Maturities of long-term debt for each of the years ended October 31, are as follows:

              2002              $ 9,638,337
              2003               14,853,349

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 2.34% at October 31, 2001) plus 1.25% to 3.25%, as determined by the collateral underlying the loan and the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or b) the bank's prime rate (which was 5.5% at October 31, 2001) minus 0% to 1.5%. The credit facility requires, among other things, that the Company maintains a minimum net worth, working capital and debt service coverage ratio and limits capital expenditures. At October 31, 2001, the Company was in compliance with the covenants of the credit facility.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

10.  STOCK OPTIONS:

During fiscal 2000, the Company adopted a new stock option plan (2000 Plan) for officers, directors and key employees. The 2000 Plan replaces the previous 1988 Plan, which had expired. Under the 2000 Plan, the Board of Directors or a committee thereof determine the option price, not to be less than fair market value, the date of the grant, number of options granted, and the vesting period. Although there are exceptions, generally options that have been granted under the 2000 Plan expire 10 years from the date of grant, have 3-year cliff-vesting and are incentive stock options as defined under the applicable IRS tax rules. Options granted under the previous 1988 Plan generally vested 33 1/3% per year after a 1-year waiting period.

                                                          Outstanding Options
                                                         (1988 and 2000 Plans)
                                                         ---------------------
                                                                    Price Per
                                                       Number         Share
                                                       ------         -----

         Balance, October 31, 1999                     337,076     $ 0.25 -  4.38
         Granted                                       258,400     $ 9.06 - 18.13
         Exercised                                     (99,732)    $ 0.25 -  4.38
         Forfeited                                     (21,100)    $11.00 - 18.13
                                                     ---------     --------------
         Balance, October 31, 2000                     474,644     $ 0.25 - 18.13
         Granted                                       119,350     $ 5.31 - 11.63
         Exercised                                     (94,004)    $ 0.25 -  4.38
         Forfeited                                    (-58,650)    $ 9.06 - 18.13
                                                     ----------    --------------
         Balance, October 31, 2001                     441,140     $ 0.31 - 18.13
                                                     =========     ==============


At October 31, 2001 and 2000, options to purchase 170,840 and 341,804 shares, respectively, are exercisable.

     The Company has also granted options outside the Plan to certain officers and directors. These options generally expire ten years from the date of grant and are exercisable over the period stated in each option. The table below presents information regarding options granted outside the Plan.

                                                       Outstanding Options
                                                                    Price Per
                                                    Number            Share
                                                    ------            -----

         Balance, October 31, 1999                 2,400,000      $ 0.25- 5.94
         Granted                                      40,000      $      15.53
         Exercised                                  (289,600)     $       0.25
                                                   ---------      ------------
         Balance, October 31, 2000                 2,150,400      $  .25-15.53
         Granted                                          --      $         --
         Exercised                                  (500,000)     $ 0.25- 5.81
         Forfeited                                  (200,000)     $       5.81
                                                   ----------     ------------
         Balance, October 31, 2001                 1,450,400      $ 0.25-15.53
                                                   =========      =============


Accounting for stock options issued to employees is governed by SFAS 123, "Accounting for Stock Based Compensation." Generally, SFAS 123 requires companies to record in their financial statements the compensation expense, if any, related to stock options issued to employees. Under an alternative accounting method adopted by the Company, SFAS 123 allows the Company to only disclose the impact of issued stock options as if the expense had been recorded in the financial statements. Had the Company recorded compensation expense related to its stock option plans in accordance with SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                            For the Year Ended
                                                October 31,
                             -------------------------------------------------
                                2001              2000              1999
                             -------------     -------------     -------------
NET INCOME:
   As reported               $   3,480,637     $   6,461,619     $   4,282,856
   Pro forma                 $   2,796,612     $   5,797,629     $   4,088,298

EARNINGS PER SHARE:
   As reported - Basic       $         .38     $         .77     $         .53
   As reported - Diluted     $         .36     $         .66     $         .46

   Pro forma - Basic         $         .31     $         .69     $         .51
   Pro forma - Diluted       $         .29     $         .59     $         .44

The fair value of the options granted was estimated at the date of grant using the Modified Black-Scholes European pricing model with the following assumptions: risk free interest rate (4.82% to 5.78%), dividend yield (0.00%), expected volatility (81.11% to 81.32%), and expected life (6 years).

11.  EARNINGS PER SHARE:

All Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                   For the Year Ended October 31, 2001
                                                   -----------------------------------
                                            Income                Shares            Per Share
                                          (Numerator)         (Denominator)           Amount
                                          -----------         -------------           ------
   Basic EPS
     Net income                            $3,480,637               9,061,105           $ .38
                                           ==========                                   =====
     Dilutive effect of stock options                                 636,943
                                                                 ------------

   Diluted EPS
     Net income                            $3,480,637               9,698,048           $ .36
                                           ==========            ============           =====


                                                   For the Year Ended October 31, 2000
                                                   -----------------------------------
                                            Income               Shares             Per Share
                                          (Numerator)         (Denominator)           Amount
                                          -----------         -------------           ------
   Basic EPS
     Net income                            $  6,461,619             8,350,299           $ .77
                                           ============                                 =====
     Dilutive effect of stock options                               1,411,404
                                                                 ------------

   Diluted EPS
     Net income                            $  6,461,619             9,761,703           $ .66
                                           ============           ===========           =====

                                                   For the Year Ended October 31, 1999
                                                   -----------------------------------
                                            Income               Shares             Per Share
                                          (Numerator)         (Denominator)           Amount
                                          -----------         -------------           ------
   Basic EPS
     Net income                            $4,282,856               8,021,248           $ .53
                                           ===========                                  =====
     Dilutive effect of stock options                               1,233,194
                                                                 ------------

   Diluted EPS
     Net income                            $4,282,856               9,254,442           $ .46
                                           ==========             ===========           =====


12.  SALES-TYPE LEASES:
     ------------------

Minimum future annual payments to be received under various leases are as follows:

                                                                Sales-Type
                                                              Lease Payments
                                                                RECEIVABLE

             2002                                               $2,231,108
             2003                                                    785,080
             2004                                                    291,432
             2005                                                      2,264
                                                                ------------
                                                                   3,309,884
         Less- imputed interest                                      324,329
                                                                ------------
         Present value of minimum payments                      $  2,985,555
                                                                ============


13.  MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

Marriott International/Marriott Host (Marriott) is a major customer of the Company. The Company has systems installed at various Marriott owned or managed hotels under the brands "Marriott," "Residence Inn by Marriott," "Courtyard by Marriott," and "Fairfield Inn by Marriott." Revenues from Marriott represented 22 percent of the Company's revenues for the year 1999. Marriott has been a major customer of the Company since 1986 and management considers its relationship with Marriott to be good.

During fiscal 2000 and 2001, no single customer represented 10 percent or more of revenues.

The Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions, which, in turn, may impact the Company's overall credit risk. However, the Company sells to a wide variety of customers, and except for its hospitality customers, does not focus its sales and marketing efforts on any particular industry. Management considers the Company's credit risk to be satisfactorily diversified and believes that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 2001 and 2000.

14.  EMPLOYMENT AGREEMENTS:

The Board of Directors adopted a new bonus plan in fiscal 2000 to replace the plan previously in place. Under the new plan, bonuses were to be paid to executives and key employees based on targeted financial results, which reflected the Company's annual operating plan. Those targeted results were not fully achieved in fiscal 2001 or 2000; however, the Company elected to pay partial bonuses to key employees of approximately $157,500 and $120,000, respectively.

In fiscal year 1999, $1,114,000 was paid under the previous bonus plan.

15.  CONTINGENCIES:

LITIGATION

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

All of the cases filed by Phonometrics against the Company's customers were originally filed in, or transferred to, the United States District Court for the Southern District of Florida. In October 1998 the Florida Court dismissed all of the cases filed against the hotels for failure to state a claim, relying on the precedent established in Phonometrics' unsuccessful patent infringement lawsuit against Northern Telecom. Phonometrics appealed the Florida Court's order and the United States Court of Appeals for the Federal Circuit reversed the Florida Court's dismissal of the cases, but did so solely upon the basis of a procedural matter. The Appeals Court made no ruling with respect to the merits of Phonometrics' case and remanded the cases back to the Florida Court for further proceedings. These cases were reopened in April 2000. Thereafter, Phonometrics filed motions to disqualify the Florida Court judge hearing the cases. These motions were denied by the Florida Court and Phonometrics appealed the denial. The cases were stayed by the Florida Court pending the outcome of this appeal. In November 2001, several defendant hotels filed motions for summary judgment. The Florida Court issued an order lifting the stay on the cases only for purposes of hearing motions for summary judgment. The Company will continue to monitor proceedings in these actions.

16.  RETIREMENT PLAN:

The Company has a 401(k) retirement plan (Plan). In addition to employee contributions, the Company makes discretionary matching and profit sharing contributions to the Plan based on percentages set by the Board of Directors. Contributions made by the Company to the Plan were approximately $534,000, $355,000 and $168,000 for the years ending October 31, 2001, 2000, and 1999, respectively.

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following quarterly financial data has been prepared from the financial records of the Company without an audit, and reflects all adjustments which, in the opinion of management, were of a normal, recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented.

                      For the Fiscal Year Ended October 31, 2001
                    ----------------------------------------------
                                    Quarter Ended
                    ----------------------------------------------
                    January 31, April 30,    July 31,   October 31,
                      2001        2001         2001        2001
                     -------     -------     -------     -------
                         (in thousands, except per share data)

Net sales            $25,123     $22,597     $20,964     $17,370
Gross profit           6,864       5,919       5,777       4,963
Operating income       2,622       1,112       2,034       1,581
Net income             1,255         399         978         849
Basic EPS            $  0.14     $  0.04     $  0.11     $  0.09
Diluted EPS          $  0.13     $  0.04     $  0.10     $  0.09

                           For the Fiscal Year Ended October 31, 2000
                      ----------------------------------------------------
                                         Quarter Ended
                      ----------------------------------------------------
                      January 31,   April 30,      July 31,    October 31,
                        2000          2000          2000          2000
                       -------       -------       -------       -------
                            (in thousands, except per share data)

Net sales              $20,550       $27,473       $25,580       $28,816
Gross profit             6,227         7,922         8,074         8,606
Operating income         2,624         3,335         2,954         3,465
Net income               1,520         1,726         1,436         1,780
Basic EPS              $  0.19       $  0.21       $  0.17       $  0.20
Diluted EPS            $  0.16       $  0.17       $  0.15       $  0.18

                                INDEX TO EXHIBITS

   SEC No.               Description
   -------               -----------

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

              (ii)    BYLAWS -

                      *(a)     Amended and Restated Bylaws of the Registrant -
                               Incorporated by reference to Exhibit 3(ii)(a) to the Registrant's Form 10-Q for the quarter ended
                               April 30, 2001, filed on July 14, 2001 (File No.
                               0-16231).


     (4)    INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS, INCLUDING
            INDENTURES - None other than the Amended and Restated Certificate of
            Corporation of the Registrant, as amended, and Amended and Restated
            Bylaws of the Registrant, as identified in Exhibit 3(i) and 3(ii) to this report.

     (10)   MATERIAL CONTRACTS -

            *10.1       Dealer Agreement Among Lucent Technologies, Inc.;
                        Distributor, Inacom Communications, Inc.; and XETA
                        Corporation for Business Communications Systems --
                        Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q for the quarter ended April 30,
                        1999, filed on June 11, 1999 (File No. 0-16231).

            *10.2       Real Estate Mortgage on the Registrant's Broken Arrow,
                        Oklahoma property -- Incorporated by reference to
                        Exhibit 2.5 to the Registrant's Form 8-K filed on
                        December 15, 1999 (File No. 0-16231).

            *10.3       Pledge and Security Agreement relating to November 30,
                        1999 Credit Agreement - Incorporated by reference to
                        Exhibit 2.4 to the Registrant's Form 8-K filed on
                        December 15, 1999 (File No. 0-16231).


            *10.4       Subsidiary Guaranty by U.S. Technologies Systems, Inc.
                        of November 30, 1999 Credit facility - Incorporated by reference to Exhibit 2.6 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).

            *10.5       Stock Purchase Option dated February 1, 2000 granted to
                        Larry N. Patterson - Incorporated by reference to
                        Exhibit 10.9 to the Registrant's Form 10-Q for the quarter ended April 30, 2000, filed on June 14, 2000
                        (File No. 0-16231).

            *10.6       Amendment to Dealer Agreement Among Lucent Technologies,
                        Inc. Distributor, Inacom Communications, Inc.; and XETA
                        Corporation, for Business Communications Systems, dated effective March 19, 2000 - Incorporated by reference to
                        Exhibit 10.10 to the Registrant's Form 10-Q for the quarter ended April 30, 2000, filed on June 14, 2000
                        (File No. 0-16231).

            *10.7 XETA Technologies 2000 Stock Option Plan - Incorporated by reference to Exhibit 10.11 to the Registrant's Form
                        10-Q for the quarter ended April 30, 2000, filed on June
                        14, 2000 (File No. 0-16231).

            *10.8       HCX 5000(R) Authorized Distributor Agreement dated
                        April 1, 2000 between Hitachi Telecom (USA), Inc. and
                        XETA Corporation -- Omitted as substantially identical to the Authorized Distributor Agreement dated April 8,
                        1993 between Hitachi America, Ltd. and XETA Corporation which was previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1993 (File No. 0-16231).

            *10.9       Stock Purchase Option dated August 11, 2000 granted to
                        Larry N. Patterson - Incorporated by reference to
                        Exhibit 10.14 to the Registrant's Annual Report on Form
                        10-K for the year ended October 31, 2000, filed on January 29, 2001. (File No. 0-16231).

            *10.10      First Amendment to Credit Agreement dated August 21,
                        2000 among XETA Technologies, Inc., the Lenders, the
                        Agent and the Arranger - Incorporated by reference to
                        Exhibit 10.15 to the Registrant's Annual Report on Form
                        10-K for the year ended October 31, 2000, filed on January 29, 2001. (File No. 0-16231).

            *10.11      Notice of Assignment by Lucent Technologies Inc. dated
                        September 14, 2000 of all contracts with XETA
                        Technologies, Inc. (including the Dealer Agreement) to
                        Avaya Inc. - Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000, filed on January 29, 2001.
                        (File No. 0-16231).

            *10.12 Asset Purchase Agreement dated as of October 31, 2000, by and among Key Metrology Integration, Inc. as Seller, its principal shareholder The Douglas Wendell Myers
                        Revocable Living Trust, XETA Technologies, Inc., as
                        Purchaser, and Douglas Wendell Myers, individually -
                        Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000, filed on January 29, 2001. (File
                        No. 0-16231).

            *10.13 Asset Purchase Agreement dated as of October 31, 2000, by and among PRO Networks Corporation, as Seller, its shareholders The John Gerard Sargent Revocable Living
                        Trust and The Nancy Rhea Sargent Revocable Living Trust,
                        XETA Technologies, Inc., as Purchaser, and John Gerard
                        Sargent and Nancy Rhea Sargent, individually -
                        Incorporated by reference to Exhibit 2.1 to the Registrant's Form 8-K filed on November 15, 2000 (File
                        No. 0-16231).

            *10.14 Second Amendment to Credit Agreement dated June 8, 2001 among XETA Technologies, Inc., the Lenders, the Agent and the Arranger - Incorporated by reference to exhibit
                        10.19 to the Registrant's Form 10-Q for the quarter ended July 31, 2001, filed on September 14, 2001 (File
                        No. 0-16231).

            10.15       Amended and Restated Audit Agreement dated October 31,
                        2001 among XETA Technologies, Inc., the Lenders and the
                        Agent.

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