Form 10-Q
period 2002-01-31
XETA TECHNOLOGIES INC
filed 2002-03-18
CIK 742550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2002

                                       or

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

                                Yes [X]   No [ ]

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                     Class                                                Outstanding at March 1, 2002
         -----------------------------                                    ----------------------------
         Common Stock, $.001 par value                                             9,237,952

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - January 31, 2002
                      and October 31, 2001

                  Consolidated Statements of Operations - For the Three months ended January 31, 2002 and 2001

                  Consolidated Statement of Shareholder's Equity - November 1,
                      2001 through January 31, 2002

                  Consolidated Statements of Cash Flows - For the Three months ended January 31, 2002 and 2001

                  Notes to Consolidated Financial Statements

                             XETA TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                    January 31, 2002    October 31, 2001
                                                                    ----------------    ----------------
                                                                      (Unaudited)
Current Assets:
  Cash and cash equivalents                                         $        266,897    $        597,889
  Current portion of net investment in
    sales-type leases and other receivables                                1,699,894           2,534,692
  Trade accounts receivable, net                                          10,712,742          15,907,101
  Inventories, net                                                         8,960,452           9,008,965
  Deferred tax asset, net                                                    788,326           1,013,748
  Prepaid taxes                                                            1,017,912                  --
  Prepaid expenses and other assets                                          313,118             916,461
                                                                    ----------------    ----------------
    Total current assets                                                  23,759,341          29,978,856
                                                                    ----------------    ----------------

Noncurrent Assets:
  Goodwill, net of amortization                                           25,810,126          25,944,567
  Net investment in sales-type leases,
    less current portion above                                               934,549           1,092,917
  Property, plant & equipment, net                                         9,894,672           9,599,249
  Capitalized software production costs, net of
    accumulated amortization of $918,066 & $873,066                          372,955             417,955
  Other assets                                                               269,857             251,333
                                                                    ----------------    ----------------
    Total noncurrent assets                                               37,282,159          37,306,021
                                                                    ----------------    ----------------

    Total assets                                                    $     61,041,500    $     67,284,877
                                                                    ================    ================

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                 $      3,288,337    $      4,288,337
  Revolving line of credit                                                 1,028,000           5,350,000
  Accounts payable                                                         5,004,613           4,547,347
  Unearned revenue                                                         2,016,366           2,528,103
  Accrued liabilities                                                      1,328,879           2,051,152
                                                                    ----------------    ----------------
    Total current liabilities                                             12,666,195          18,764,939
                                                                    ----------------    ----------------

Noncurrent liabilities:
  Long-term debt, less current portion above                              14,031,264          14,853,349
  Accrued long-term liabilities                                            1,299,114           1,299,114
  Unearned service revenue                                                   687,078             454,166
  Noncurrent deferred tax liability, net                                     850,127             715,883
                                                                    ----------------    ----------------
                                                                          16,867,583          17,322,512
                                                                    ----------------    ----------------

Commitments

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                                           --                  --
  Common stock; $.001 par value; 50,000,000
   shares authorized, 10,256,740 issued at January 31,
   2002 and  October 31, 2001, respectively                                   10,256              10,256
  Paid-in capital                                                         11,637,812          11,637,812
  Retained earnings                                                       22,070,257          21,794,017
  Accumulated other comprehensive income                                      34,056
  Less treasury stock, at cost                                            (2,244,659)         (2,244,659)
                                                                    ----------------    ----------------
   Total shareholders' equity                                             31,507,722          31,197,426
                                                                    ----------------    ----------------
   Total liabilities and shareholders' equity                       $     61,041,500    $     67,284,877
                                                                    ================    ================



  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                              For the Three Months
                                               Ending January 31,
                                              2002            2001
                                          ------------    ------------
Systems sales                             $  7,345,041    $ 15,478,831
Installation and service revenues            6,066,839       8,940,346
Other revenues                                 351,184         703,635
                                          ------------    ------------
  Net sales and service revenues            13,763,064      25,122,812
                                          ------------    ------------

Cost of systems sales                        5,035,386      10,810,170
Installation and services costs              4,626,960       6,465,837
Cost of other revenues & corporate COGS        741,252         982,633
                                          ------------    ------------
  Total cost of sales and service           10,403,598      18,258,640
                                          ------------    ------------

    Gross profit                             3,359,466       6,864,172
                                          ------------    ------------

Operating expenses:
  Selling, general and administrative        2,714,897       3,830,099
  Amortization                                  45,000         412,466
                                          ------------    ------------
      Total operating expenses               2,759,897       4,242,565
                                          ------------    ------------

Income from operations                         599,569       2,621,607

  Interest expense                            (254,960)       (696,506)
  Interest and other income                    111,631         138,400
                                          ------------    ------------
      Subtotal                                (143,329)       (558,106)

Income before provision for income
  taxes                                        456,240       2,063,501
Provision for income taxes                     180,000         809,000
                                          ------------    ------------

Net income                                $    276,240    $  1,254,501
                                          ============    ============


Earnings per share
  Basic                                   $       0.03    $       0.14
                                          ============    ============

  Diluted                                 $       0.03    $       0.13
                                          ============    ============


Weighted average shares outstanding          9,237,952       8,709,051
                                          ============    ============

Weighted average shares equivalents          9,880,989       9,828,234
                                          ============    ============



  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                    Common Stock           Treasury Stock
                                ---------------------  ----------------------
                                                                                              Accumulated
                                                                                                Other
                                  Shares                                          Paid-in    Comprehensive   Retained
                                  Issued    Par Value   Shares      Amount        Capital       Income       Earnings       Total
                                ----------  ---------  ---------  -----------   -----------  -------------  -----------  -----------
Balance-October 31, 2001        10,256,740  $  10,256  1,018,788  $(2,244,659)  $11,637,812  $          --  $21,794,017  $31,197,426

Components of comprehensive
  income
    Net income                          --         --         --           --            --             --      276,240      276,240
    Unrealized gain/loss on
      hedge, net of tax of
      $21,230                                                                                       34,056                    34,056
                                                                                                                         -----------
    Total comprehensive income     310,296

                                ----------  ---------  ---------  -----------   -----------  -------------  -----------  -----------
Balance-January 31, 2002        10,256,740  $  10,256  1,018,788  $(2,244,659)  $11,637,812  $      34,056  $22,070,257  $31,507,722
                                ==========  =========  =========  ===========   ===========  =============  ===========  ===========



  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                             For the Three Months
                                                                                               Ended January 31,
                                                                                             2002            2001
                                                                                         ------------    ------------
Cash flows from operating activities:
     Net income                                                                          $    276,240    $  1,254,501
                                                                                         ------------    ------------

     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                          266,627         246,599
        Amortization                                                                           45,000         412,466
        Loss on sale of assets                                                                    703          10,214
        Provision for returns & doubtful accounts receivable                                  (48,200)         60,000
        Provision for excess and obsolete inventory                                            56,123         150,000
     Change in assets and liabilities net of acquisitions:
        (Increase) decrease in net investment in sales-type leases & other receivables        993,166        (705,376)
        (Increase) decrease in trade receivables                                            5,242,559       5,700,656
        (Increase) decrease in inventories                                                     (7,610)     (1,037,758)
        (Increase) in deferred tax asset                                                      225,422        (180,841)
        (Increase) decrease in prepaid expenses and other assets                              (22,853)         95,197
        (Increase) decrease in prepaid taxes                                                 (354,954)             --
         Increase (decrease) in accounts payable                                              457,266      (2,587,172)
         Increase (decrease) in unearned revenue                                             (278,825)     (1,001,878)
         Increase (decrease) in accrued income taxes                                           82,820         574,487
         Increase (decrease) in accrued liabilities                                          (722,273)       (981,369)
         Increase (decrease) in deferred tax liabilities                                      164,636         (54,587)
                                                                                         ------------    ------------
Total adjustments                                                                           6,099,607         700,638
                                                                                         ------------    ------------

              Net cash provided by operating activities                                     6,375,847       1,955,139
                                                                                         ------------    ------------

Cash flows from investing activities:
        Acquisitions, net of cash acquired                                                         --      (5,613,499)
        Additions to property, plant & equipment                                             (562,752)       (323,039)
                                                                                         ------------    ------------
              Net cash used in
                 investing activities                                                        (562,752)     (5,936,538)
                                                                                         ------------    ------------

Cash flows from financing activities:
        Proceeds from issuance of debt                                                             --       5,500,000
        Proceeds from draws on revolving line of credit                                     7,300,000       9,245,000
        Principal payments on debt                                                         (1,822,087)     (3,434,013)
        Payments on revolving line of credit                                              (11,622,000)     (7,495,000)
        Exercise of stock options                                                                  --         227,708
                                                                                         ------------    ------------
              Net cash provided by (used in)
                 financing activities                                                      (6,144,087)      4,043,695
                                                                                         ------------    ------------

              Net increase (decrease) in cash and cash equivalents                           (330,992)         62,296

Cash and cash equivalents, beginning of period                                                597,889         926,330
                                                                                         ------------    ------------
Cash and cash equivalents, end of period                                                 $    266,897    $    988,626
                                                                                         ============    ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                            $    443,987    $    852,860
     Cash paid during the period for income taxes                                        $     62,078    $    469,940
     Contingent consideration paid to target shareholder(s)                              $  1,000,000    $  2,000,000



  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                                JANUARY 31, 2002
                                   (Unaudited)


1. BASIS OF PRESENTATION

         The consolidated financial statements herein include the accounts of XETA Technologies, Inc. and its wholly-owned subsidiaries, U.S. Technologies Systems, Inc. ("UST") and Xetacom, Inc. (the "Company" or "XETA"). Xetacom's operations have been insignificant to date. All significant intercompany accounts and transactions have been eliminated.

         The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest financial statements files as part of the Company's Annual Report on Form 10-K, Commission File No. 0-16231. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments made were of a normal recurring nature. The results of operations for the interim periods are not necessarily indicative of the results for the entire fiscal year.

These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, which was filed with the SEC on January 29, 2002, reflecting the operating results of the Company.

2. INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

                                                    January 31,    October 31,
                                                        2002           2001
                                                    ------------   ------------
                                                     (Unaudited)
Raw materials                                       $    591,205   $  1,236,411
Finished goods and spare parts                         9,344,575      9,459,787
                                                    ------------   ------------
                                                       9,935,780     10,696,198
Less- reserve for excess and obsolete inventories        975,328      1,687,233
                                                    ------------   ------------
         Total inventories, net                     $  8,960,452   $  9,008,965
                                                    ============   ============


3. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                               Estimated
                                                 Useful    January 31,    October 31,
                                                 Lives         2002           2001
                                               ---------   ------------   ------------
                                                           (Unaudited)
Building                                              20   $  2,397,954   $  2,397,954
Data processing and computer field equipment         3-5      8,439,641      7,862,996
Land                                                  --        611,582        611,582
Office furniture                                       5      1,084,118      1,084,117
Auto                                                   5        251,477        251,477
Other                                                3-7        657,697        673,538
                                                           ------------   ------------

Total property, plant and equipment                          13,442,469     12,881,664
Less- accumulated depreciation                                3,547,797      3,282,415
                                                           ------------   ------------

Total property, plant and equipment, net                   $  9,894,672   $  9,599,249
                                                           ============   ============

4. ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                 January 31,    October 31,
                                     2002           2001
                                 ------------   ------------
                                 (Unaudited)
Commissions                      $    311,683   $    493,915
Interest                                   --        144,138
Payroll                               203,192        416,406
Bonuses                               324,349        541,382
Vacation                              371,238        398,100
Other                                 118,417         57,211
                                 ------------   ------------
Total current                       1,328,879      2,051,152
Noncurrent liabilities              1,299,114      1,299,114
                                 ------------   ------------
     Total accrued liabilities   $  2,627,993   $  3,350,266
                                 ============   ============

5. UNEARNED REVENUE:

Unearned revenue consists of the following:

                                               January 31,    October 31,
                                                   2002           2001
                                               ------------   ------------
                                               (Unaudited)
Service contracts                              $  1,073,263   $  1,375,018
Warranty service                                    523,211        578,964
Customer deposits                                   209,480        370,714
Systems shipped but not installed                   146,327        139,247
Other                                                64,085         64,160
                                               ------------   ------------
Total current unearned revenue                    2,016,366      2,528,103
Noncurrent unearned service contract revenue        687,078        454,166
                                               ------------   ------------
     Total unearned revenue                    $  2,703,444   $  2,982,269
                                               ============   ============

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                               January 31,     October 31,
                                                                   2002            2001
                                                               ------------    ------------
                                                               (Unaudited)
Deferred tax assets:

   Prepaid service contracts                                   $    222,739    $    247,423
   Nondeductible reserves                                           689,861         925,917
   Unamortized cost of service contracts                             89,269         102,412
   Other                                                            106,032          95,599
                                                               ------------    ------------
     Total deferred tax asset                                     1,107,901       1,371,351
                                                               ------------    ------------
Deferred tax liabilities:
   Tax income to be recognized on sales-type lease contracts        348,544         394,624
   Unamortized capitalized software development costs               143,215         160,495
   Other                                                            677,943         518,367
                                                               ------------    ------------
     Total deferred tax liability                                 1,169,702       1,073,486
                                                               ------------    ------------

     Net deferred tax asset (liability)                        $    (61,801)   $    297,865
                                                               ============    ============

7. CREDIT AGREEMENTS:

The Company has credit agreements with a bank syndicate including a term note, mortgage, and a working capital revolving line of credit. At January 31, 2002 there was $18.3 million outstanding on the credit agreements inclusive of $1 million outstanding on the revolving line of credit. The total amount available under the revolving line of credit is $9 million subject to a borrowing base of accounts receivable and inventories. There is no additional availability for additional borrowings under either the term note or mortgage.

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 1.83% at January 31, 2002) plus 1.25% to 3.25%, as determined by the collateral underlying the loan and the ratio of the Company's total funded debt to EBITDA (as defined in the credit facility) or b) the bank's prime rate (which was 4.75% at January 31, 2002) minus 0% to 1.5%. The credit facility requires, among other things, that the Company maintains a minimum net worth, working capital and debt service coverage ratio and limits capital expenditures. At January 31, 2002, the Company was in compliance with the covenants of the credit facility.

8. RECENTLY ISSUED ACCOUNTING PRINCIPLES:

The Company adopted Financial Accounting Statement No. 142, "Goodwill and Other Intangible Assets" on November 1, 2001. Under SFAS 142, goodwill recorded as a part of a business combination is no longer amortized, but instead will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, SFAS 142 requires that in future business combinations, all acquired intangible assets should be separately stated on the balance sheet if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will then be amortized over their useful lives, resulting in amortization expense. The new rule does not require that companies evaluate existing goodwill on their books for allocation into separately recognized intangible assets. However, companies, at the time of adoption of the new standard, are required to conduct an initial fair-value-based goodwill impairment test to determine if the carrying value of the goodwill on their balance sheet is impaired. In conjunction with the adoption of the standard, the Company engaged an independent valuation expert to conduct the initial assessment. The results of that assessment indicated that no impairment existed in the value of recorded goodwill on the Company's books as of November 1, 2001. As a result of the adoption of SFAS 142, the Company did not record approximately $350,000 in goodwill amortization in its operating results during the first quarter of 2002. The Company elected to early adopt SFAS 142 as was provided in the standard. Based on the recorded amounts of goodwill on the Company's balance sheet, approximately $1.4 million in goodwill amortization would have been recorded for the year ending October 31, 2002 had the Company not adopted the new standard.

9. FOOTNOTES INCORPORATED BY REFERENCE:

         Certain footnotes are applicable to the consolidated financial statements, but would be substantially unchanged from those presented in the Company's Annual Report on Form 10-K, Commission File No. 0-16231, filed with the Securities and Exchange Commission on January 29, 2002. Accordingly, reference should be made to those statements for the following:


                  Note              Description
                  ----              -----------
                    1               Business and Summary of Significant Accounting Policies
                    2               Acquisitions
                    3               Accounts Receivable
                    8               Income Taxes
                   10               Stock Options
                   11               Earnings Per Share
                   12               Sales-type Leases
                   13               Major Customers and Concentration of Credit Risk
                   14               Employment Agreements
                   15               Contingencies
                   16               Retirement Plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING EXPECTATIONS
REGARDING: THE COMPANY'S FINANCIAL POSITION INCLUDING SALES, REVENUES, GROSS MARGINS, OPERATING MARGINS AND EXPENSES; TRENDS AND CONDITIONS IN THE U.S. ECONOMY AND IN THE COMMUNICATIONS TECHNOLOGY INDUSTRY AND HOSPITALITY MARKETS; AND THE COMPANY'S ABILITY TO IMPLEMENT ITS CURRENT BUSINESS PLAN. THESE AND OTHER FORWARD-LOOKING STATEMENTS (GENERALLY IDENTIFIED BY SUCH WORDS AS "EXPECTS," "PLANS," "BELIEVES," "ANTICIPATES" "FORECASTS," "PREDICTS," AND SIMILAR WORDS OR EXPRESSIONS) ARE NOT GUARANTEES OF PERFORMANCE BUT RATHER REFLECT MANAGEMENT'S CURRENT EXPECTATIONS, ASSUMPTIONS AND BELIEFS BASED UPON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT AND THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. MANY OF THESE RISKS AND UNCERTAINTIES ARE DESCRIBED UNDER THE HEADING "OUTLOOK AND RISK FACTORS" BELOW. CONSEQUENTLY, ALL FORWARD-LOOKING STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE RISK FACTORS DISCUSSED HEREIN AND THROUGHOUT THIS REPORT TOGETHER WITH THE RISK FACTORS IDENTIFIED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, WHICH WAS FILED ON JANUARY 29, 2002.

GENERAL

During the first quarter of fiscal 2002, the Company maintained its focus on tightly controlling costs, optimizing operations, refining procedures, and carefully managing its balance sheet while monitoring overall market conditions. By the end of the first quarter, the Company had essentially completed its integration and transformation objectives and is now functioning with proficiency and high customer satisfaction in the commercial market. This includes being able to effectively and efficiently design and implement complex, converged voice and data applications. Also, the Company enjoyed strong positive cash flows derived primarily from dramatic improvements in accounts receivables during the quarter. These cash flows enabled the Company to reduce its debt approximately $6 million.

Management believes that overall market demand for telecommunications products may have stabilized during the first quarter and that it is reasonable to predict flat overall market demand throughout the remainder of 2002. With a stabilized overall market coupled with the Company's fully functioning commercial market presence, management believes that generic quarter-over-quarter growth for the remainder of fiscal 2002 is achievable. Despite the positive accomplishments during the quarter and the recent signs of improving economic conditions, the Company's first fiscal quarter represented the fifth consecutive quarterly decline in revenues. For the quarter, the Company recorded revenues of $13.8 million and earnings of $.276 million or $.03 per diluted share.

FINANCIAL CONDITION

For the three months ending January 31, 2002, cash flows from operations were $6.4 million. These cash flows were earned primarily from reductions in accounts receivable reflecting the Company's continued emphasis on this area in the quarter. During the first quarter, the Company reduced its days sales outstanding on billed receivables by 7 days to 63 and reduced the percentage of invoices more than 60 days past due from 26% to 13%. The overall reduction in receivables was $5.2 million.

The Company used these cash flows primarily to reduce outstanding debt. In addition to making $822,000 in regular principal payments, the Company retired the remaining $1 million in subordinated debt from the acquisition of U.S. Technologies Systems, Inc. ("UST"), and reduced the amount outstanding on its working capital revolving line of credit by $4.3 million. Other investments of $.563 million were made in capital expenditures primarily related to the Company's new Enterprise Resource Planning ("ERP") implementation.

On October 31, 2001, the Company completed a restructuring of its credit facility. The primary aspects of the restructuring were to: 1) expand the working capital revolving line of credit by $1 million to $9 million in total and secure it with a borrowing base of accounts receivable and inventories; 2) reduce the outstanding term debt by $5.55 million by transferring $3 million to the revolver and the remaining $2.55 million to a 15 year mortgage secured by the Company's headquarters building; 3) recast the remaining term debt of $15.59 million on a new five year amortization schedule; and 4) temporarily reduce the debt service coverage ratio required by the credit agreement. The restructuring of the credit facility enabled the Company to meet its various covenant requirements during the first quarter despite reduced revenues and earnings.

RESULTS OF OPERATIONS

For the first quarter of fiscal 2002, the Company reported net income of $.03 per diluted share on revenues of $13.8 million compared to net income of $.13 per diluted share on revenues of $25.1 million for the first quarter of fiscal 2001. These declines illustrate the severe downturn in the market for the Company's products over the past year. The discussion below will provide additional information on the Company's revenues, gross margins, operating costs and other income for the first quarter as compared with the prior year. However, it is important to note that management believes that comparisons to the prior year are not as instructive as its analysis of current market conditions and expected results for the remainder of fiscal 2002 given the dramatic change in the market environment in the last 12 months. Please see the discussion of such analysis under "General" above.

Systems Sales. Sales of systems decreased $8.1 million or 53% in the first quarter compared to the prior year. This decrease consisted of a $5.7 million or 52% decrease in sales of systems to the commercial market and a $2.4 million or 55% decrease in sales to the lodging market. Both of these decreases reflect the continued deterioration in the market for telecommunications products during the past 12 months. Throughout this downturn, management has believed that the primary reason for the declining market for its products has been a loss of confidence in the U.S. economy causing deferral rather than cancellation of capital spending decisions. The tragic events of September 11 further eroded that confidence and may have even delayed the beginning of a recovery. As a result, management believes that upon restoration of that confidence, capital spending could rapidly recover. As discussed above, during January, the Company experienced an increase in orders for new systems in the commercial market providing some evidence that the overall market may have stabilized and that the Company may be able to begin posting revenue growth even in an overall flat economy. Management expects the revenues from sales of systems to the lodging market to remain flat for the remainder of fiscal 2002.

Installation and Service Revenues. Installation and service revenues consists of the following:

                                                  Three Months Ending January 31,
                                                      2002              2001
                                                  ------------      ------------
Contract & Time and Materials (T&M) revenues      $  4,156,607      $  5,123,925
Commercial installations                             1,255,239         1,800,248
Lodging installations                                  422,381         1,711,218
Consulting                                             232,612           304,955
Total installation and services revenues          $  6,066,839      $  8,940,346

Revenues earned from installation and service activities decreased 32% or $2.9 million in the first quarter compared to the prior year. This decrease is primarily due to decreases in installation and cabling revenues associated with installations of new systems in both the Company's commercial and lodging markets. Contract revenues earned from the Company's installed base of lodging and commercial systems as well as professional consulting fees were relatively unchanged between the two periods. T&M revenues earned from service calls to existing customer decreased in the first quarter compared to the prior year, primarily reflecting customer decisions to defer expenditures on elective system enhancements. Management expects its installation and service revenues to improve during the remainder of the year in conjunction with forecasted increases in sales of new systems.

Gross Margins. Gross margins earned on net sales and service revenues were 24% in the first quarter of fiscal 2002 compared to 27% for the first quarter last year. This decrease consisted of a 1% increase in gross margins earned on systems sales from 30% to 31% and a 3.7% decrease in gross margins earned on installation and service revenues from 27.4% last year to 23.7% in the first quarter of this year. This decrease in gross margins earned on service revenues reflects lower revenue base on a relatively fixed base of costs, primarily in the Company's commercial services department. Management is committed to maintaining the valuable competencies that it has acquired and developed over the past 2 years. These competencies, such as the design of complex, networked voice, data and converged applications, separate the Company from its competitors and represent a key component in the Company's growth strategy. As such, the Company has elected not to adjust its staffing levels in this valuable area of its business to current revenue run-rates in the hopes that the Company will have the ability to out-perform its competitors and realize growth in its revenues even if overall market conditions remain flat. A final component to the Company's gross margins are the margins earned on other revenues and its corporate cost of goods sold expenses. Other revenues represent sales and cost of goods sold on equipment outside the Company's normal provisioning processes. Corporate cost of goods sold represents the cost of the Company's material logistics and purchasing functions and is generally a fixed expense.

Operating Expenses. Operating expenses were $2.8 million or 20% of revenues for the first quarter of fiscal 2002 compared to $4.2 million or 17% of revenues a year ago. The decrease in total operating expenses represents: 1) cost reductions undertaken by the Company in April 2001 to adjust to the Company's declining revenue base, 2) reduced commissions expense reflecting the decrease in gross profits, and 3) reduced amortization expense due to the Company's adoption of Statement of Financial Accounting Standard No. 142 regarding the accounting for intangible assets including goodwill. In the Company's second quarter of fiscal 2001, management implemented a workforce reduction of approximately 20%, salary reductions for officers, and fee reductions for directors. These reductions were made in response to the Company's declining revenues. Since that time, management has carefully monitored operating expenses and with the exception of commission expenses, considers most of the Company's operating expenses to be fixed in nature. Despite further deteriorations in the Company's revenues throughout fiscal 2001 and through the first quarter of 2002, management chose not to implement an additional workforce reduction. Such an action would have resulted in the loss of key competencies in its technical staff which represent an important strategic factor in the Company's growth plans. Management believes that the Company can expand its revenues per the forecast under "General" above without significant increases in operating expenses. However, should the Company's revenues decline further from first quarter run-rates, it is likely that additional workforce reductions would be necessary for the Company to remain profitable.

Interest Expense and Other Income. Interest expense for the first quarter was $255,000 compared to $697,000 in the prior year. This decrease reflects lower average debt for the quarter, reduced interest rates, and $55,000 in interest costs capitalized as part of the Company's Oracle implementation capital investment. Other income, representing primarily interest income earned from the Company's sales-type leases, declined in the periods under comparison reflecting the continued aging of the Company lease receivables.

Tax Provision. The Company has recorded a combined federal and state tax provision of 39% in all periods presented reflecting the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins. Net income as a percent of revenues for the first quarter was 2% compared to 5% for the first quarter last year. This decrease in operating margins was caused by lower gross margins earned on installation and service gross margins as discussed above and higher operating expenses as a percent of revenues even though significant reductions in operating expenses have been made. These decreases were partially offset by a decrease in interest costs. Management believes that the Company's current business model and current debt levels will support a target operating margin of 8%. If the Company is successful in achieving the forecast presented under "General" above, operating margin will have improved to a 6.5% quarterly run-rate by the end of the current fiscal year.

OUTLOOK AND RISK FACTORS

The following discussion is an update to the "Outlook and Risk Factors" discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 2001. The discussions in the report regarding "Dealer Agreements", "Dependence Upon Avaya", "Dependence Upon a Few Suppliers", "Hiring and Retaining Key Personnel", "Competition", "Lodging Industry", and "Stock Market Volatility" are still considered current and should be given equal consideration together with the matters discussed below.

U.S. Economy. Predicting the direction of general economic conditions in the United States and in particular, the market conditions for telecommunications products, continues to be treacherous. While there is growing sentiment that the deterioration of market conditions has stopped, there is no certainty to that sentiment. Should that deterioration in fact continue, it is likely the Company would face continued decreases in its revenues and operating results. In such circumstances, management would likely implement additional cuts in operating expenses that might inhibit the Company's ability to design, install and maintain its products, especially those more complex products that management believes are likely to be the Company's major growth drivers of the future.

Credit Facility and Working Capital. The lower than expected earnings experienced in the first quarter have eliminated most of the cushion that was built into the debt coverage ratio covenant when the credit facility was restructured on October 31, 2001. Therefore, if earnings fail to improve throughout the remainder of the year, it is likely that the Company will be in default of this ratio. No assurance can be given as to the ramifications of a covenant default in future quarters, but some of the ramifications could include requirements to cease investment in the Company's Oracle implementation project, higher interest costs, and payment of debt restructuring fees. Furthermore, the Company's working capital revolver is based upon a borrowing base of receivables and inventory. At January 31, 2002, the Company had approximately $5 million in available borrowing capacity on the revolver. It is likely that if the Company experiences continued declines in its revenues, that this borrowing base will shrink which would likely inhibit the Company from remaining current with its payments to the banks as well as other vendors. Other sources of capital, should they be needed, would be expensive and possibly unattainable until the Company has shown sustained improvement in its operating results.

Technology Infrastructure and Information Systems. The Company is continuing its consolidation of four legacy information technology systems into one newly installed platform. This consolidation is a key final step of integration of the Company's acquired businesses into one operating unit. Management believes that the Company will cutover to the new platform during the Company's third quarter. There can be no assurance given that the Company will not experience significant delays in some or many critical parts of its business during the initial phase of the cutover. These delays could result in losses of revenues, losses of customers, or delays in producing key management information regarding the Company's results.

Other Risk Factors. In addition to the specific risk factors discussed above, the following general factors can also impact the Company's overall performance and results of operations: the continued growth of the IP networking market, uncertainties inherent with rapidly changing technologies and customer demand, the cost and effects of legal claims and proceedings, and relationships with suppliers, vendors and customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. In November 2001, the Company entered into interest rate swap agreements with each of its banking partners for the purpose of hedging against future increases in interest rates. The interest rate swap agreements allow the Company to pay a fixed interest rate of 3.32% (before application of the bank's pricing margin) on $10 million of its outstanding debt. At January 31, 2002, the Company had $8.3 million of outstanding debt subject to interest rate fluctuations. A hypothetical 10 percent change in such interest rates would not have a material effect upon the Company's consolidated results of operations or cash flows.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the fiscal quarter for which this report is filed, there were no material developments of which the Company is aware in the Phonometrics' litigation, which the Company is monitoring. A detailed description of the Phonometrics' cases is contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 filed with the Commission on January 29, 2002.

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

                                            XETA Technologies, Inc.
                                            (Registrant)


Dated: March 15, 2002                  By:  /s/ Jack R. Ingram
                                          --------------------------------------
                                            Jack R. Ingram
                                            Chief Executive Officer


Dated: March 15, 2002                  By:  /s/ Robert B. Wagner
                                          --------------------------------------
                                            Robert B. Wagner
                                            Chief Financial Officer

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

              *10.2 Real Estate Mortgage on the Registrant's Broken Arrow, Oklahoma property--Incorporated by reference to Exhibit
                      2.5 to the Registrant's Form 8-K filed on December 15, 1999 (File No. 0-16231).

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

              *10.8 Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson - Incorporated by reference to Exhibit
                      10.14 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000, filed on January 29, 2001. (File No. 0-16231).

              *10.9 First Amendment to Credit Agreement dated August 21, 2000 among XETA Technologies, Inc., the Lenders, the Agent and the Arranger - Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000, filed on January 29, 2001. (File No. 0-16231).

              *10.10 Notice of Assignment by Lucent Technologies Inc. dated September 14, 2000 of all contracts with XETA Technologies, Inc. (including the Dealer Agreement) to Avaya Inc. - Incorporated by reference to Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000, filed on January 29, 2001. (File No. 0-16231).

              *10.11 Asset Purchase Agreement dated as of October 31, 2000, by and among Key Metrology Integration, Inc. as Seller, its principal shareholder The Douglas Wendell Myers Revocable Living Trust, XETA Technologies, Inc., as Purchaser, and Douglas Wendell Myers, individually - Incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2000, filed on January 29, 2001. (File No. 0-16231).

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

              *10.13 Second Amendment to Credit Agreement dated June 8, 2001 among XETA Technologies, Inc., the Lenders, the Agent and the Arranger - Incorporated by reference to Exhibit 10.19 to the Registrant's Form 10-Q for the quarter ended July 31, 2001, filed on September 14, 2001 (File No. 0-16231).

              *10.14 Amended and Restated Credit Agreement dated October 31, 2001 among XETA Technologies, Inc., the Lenders and the Agent - Incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2001, filed on January 29, 2002. (File No. 0-16231).

              10.15 HCX 5000/HCX 5000i(R) Authorized Distributor Agreement for 2002 dated January 1, 2002 between Hitachi Telecom (USA), Inc. and XETA Corporation.

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

     (15)     LETTER RE: UNAUDITED INTERIM FINANCIAL INFORMATION - Inapplicable.

     (18)     LETTER RE: CHANGE IN ACCOUNTING PRINCIPLES - Inapplicable.

     (19)     REPORT FURNISHED TO SECURITY HOLDERS - None.

     (22) PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS - None.

     (23)     CONSENTS OF EXPERTS AND COUNSEL - None

     (24)     POWER OF ATTORNEY - None.

     ADDITIONAL EXHIBITS - None.


*    Previously filed.