Form 10-Q
period 2002-04-30
XETA TECHNOLOGIES INC
filed 2002-06-12
CIK 742550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q




[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2002

                                       or

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

                               Yes X   No
                                  ---    ---

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


               Class                            Outstanding at May 24, 2002
-------------------------------------     --------------------------------------
    Common Stock, $.001 par value                       9,237,952

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

          Consolidated Balance Sheets - April 30, 2002
              and October 31, 2001

          Consolidated Statements of Operations - For the Three and six months ended April 30, 2002 and 2001

          Consolidated Statement of Shareholder's Equity - November 1,
              2001 through April 30, 2002

          Consolidated Statements of Cash Flows - For the Six months ended April, 2002 and 2001

          Notes to Consolidated Financial Statements

                             XETA TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                    April 30, 2002    October 31, 2001
                                                                    --------------    ----------------
                                                                     (Unaudited)
Current Assets:
  Cash and cash equivalents                                         $       392,556    $       597,889
  Current portion of net investment in
    sales-type leases and other receivables                               1,570,663          2,534,692
  Trade accounts receivable, net                                          8,050,980         15,907,101
  Inventories, net                                                        8,087,952          9,008,965
  Deferred tax asset, net                                                   514,232          1,013,748
  Prepaid taxes                                                           1,684,990            662,958
  Prepaid expenses and other assets                                         289,118            253,503
                                                                    ---------------    ---------------
    Total current assets                                                 20,590,491         29,978,856
                                                                    ---------------    ---------------

Noncurrent Assets:
  Goodwill, net of amortization                                          25,810,250         25,944,567
  Net investment in sales-type leases,
    less current portion above                                              771,720          1,092,917
  Property, plant & equipment, net                                       10,172,396          9,599,249
  Capitalized software production costs, net of
    accumulated amortization of $963,066 & $873,066                         327,956            417,955
  Other assets                                                              236,483            251,333
                                                                    ---------------    ---------------
    Total noncurrent assets                                              37,318,805         37,306,021
                                                                    ---------------    ---------------

    Total assets                                                    $    57,909,296    $    67,284,877
                                                                    ===============    ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                 $     3,288,337    $     4,288,337
  Revolving line of credit                                                  850,000          5,350,000
  Accounts payable                                                        3,343,271          4,547,347
  Unearned revenue                                                        1,930,025          2,528,103
  Accrued liabilities                                                     1,185,089          2,051,152
                                                                    ---------------    ---------------
    Total current liabilities                                            10,596,722         18,764,939
                                                                    ---------------    ---------------

Noncurrent liabilities:
  Long-term debt, less current portion above                             13,209,180         14,853,349
  Accrued long-term liabilities                                           1,262,461          1,299,114
  Unearned service revenue                                                  339,342            454,166
  Noncurrent deferred tax liability, net                                    999,327            715,883
                                                                    ---------------    ---------------
                                                                         15,810,310         17,322,512
                                                                    ---------------    ---------------

Commitments

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                                          --                 --
  Common stock; $.001 par value; 50,000,000
   shares authorized, 10,256,740 issued                                      10,256             10,256
  Paid-in capital                                                        11,637,812         11,637,812
  Retained earnings                                                      22,076,837         21,794,017
  Accumulated other comprehensive income                                     22,018                 --
  Less treasury stock, at cost                                           (2,244,659)        (2,244,659)
                                                                    ---------------    ---------------
   Total shareholders' equity                                            31,502,264         31,197,426
                                                                    ---------------    ---------------
   Total liabilities and shareholders' equity                       $    57,909,296    $    67,284,877
                                                                    ===============    ===============


         The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  For the Three Months                For the Six Months
                                                     Ended April 30,                    Ended April 30,
                                                 2002              2001              2002               2001
                                            --------------    --------------    --------------    --------------
Systems sales                               $    6,172,320    $   14,146,482    $   13,517,361    $   29,625,313
Installation and service revenues                6,322,735         8,284,048        12,389,574        17,224,394
Other revenues                                      64,054           166,184           415,238           869,819
                                            --------------    --------------    --------------    --------------
  Net sales and service revenues                12,559,109        22,596,714        26,322,173        47,719,526
                                            --------------    --------------    --------------    --------------

Cost of systems sales                            4,410,582         9,679,766         9,445,968        20,489,936
Installation and services costs                  4,822,877         6,412,011         9,549,927        12,902,666
Cost of other revenues & corporate COGS            411,220           612,188         1,152,472         1,594,821
                                            --------------    --------------    --------------    --------------
  Total cost of sales and service                9,644,679        16,703,965        20,148,367        34,987,423
                                            --------------    --------------    --------------    --------------

    Gross profit                                 2,914,430         5,892,749         6,173,806        12,732,103
                                            --------------    --------------    --------------    --------------

Operating expenses:
  Selling, general and administrative            2,715,783         4,381,515         5,330,590         8,186,796
  Amortization                                      45,000           399,000            90,000           811,466
                                            --------------    --------------    --------------    --------------
      Total operating expenses                   2,760,783         4,780,515         5,420,590         8,998,262
                                            --------------    --------------    --------------    --------------

Income from operations                             153,647         1,112,234           753,216         3,733,841

  Interest expense                                (229,891)         (589,755)         (484,851)       (1,286,261)
  Interest and other income                         86,824           134,912           198,455           273,312
                                            --------------    --------------    --------------    --------------
      Subtotal                                    (143,067)         (454,843)         (286,396)       (1,012,949)

Income before provision for income
  taxes                                             10,580           657,391           466,820         2,720,892
Provision for income taxes                           4,000           258,000           184,000         1,067,000
                                            --------------    --------------    --------------    --------------

Net income                                  $        6,580    $      399,391    $      282,820    $    1,653,892
                                            ==============    ==============    ==============    ==============


Earnings per share
  Basic                                     $         0.00    $         0.04    $         0.03    $         0.20
                                            ==============    ==============    ==============    ==============

  Diluted                                   $         0.00    $         0.04    $         0.03    $         0.17
                                            ==============    ==============    ==============    ==============


Weighted average shares outstanding              9,237,952         9,101,093         9,237,952         8,236,968
                                            ==============    ==============    ==============    ==============

Weighted average shares equivalents              9,917,943         9,741,886         9,883,122         9,897,906
                                            ==============    ==============    ==============    ==============



         The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                     Common Stock                      Treasury Stock
                                                          ---------------------------------   ---------------------------------
                                                           Shares Issued        Par Value         Shares            Amount
                                                          ---------------   ---------------   ---------------   ---------------
Balance-October 31, 2001                                       10,256,740   $        10,256         1,018,788   $    (2,244,659)

Components of comprehensive income
Net income                                                             --                --                --                --
Unrealized gain/loss on hedge, net of tax of $14,196                   --                --                --                --


Total comprehensive income

                                                          ---------------   ---------------   ---------------   ---------------
Balance-April 30, 2002                                         10,256,740   $        10,256         1,018,788   $    (2,244,659)
                                                          ===============   ===============   ===============   ===============




                                                                             Accumulated
                                                                               Other
                                                                            Comprehensive      Retained
                                                         Paid-in Capital        Income          Earnings            Total
                                                         ---------------   ---------------   ---------------   ---------------
Balance-October 31, 2001                                 $    11,637,812   $            --   $    21,794,017   $    31,197,426

Components of comprehensive income
Net income                                                            --                --           282,820           282,820
Unrealized gain/loss on hedge, net of tax of$14,196                   --            22,018                --            22,018
                                                                                                               ---------------
Total comprehensive income                                                                                             304,838

                                                         ---------------   ---------------   ---------------   ---------------
Balance-April 30, 2002                                   $    11,637,812   $        22,018   $    22,076,837   $    31,502,264
                                                         ===============   ===============   ===============   ===============



         The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                For the Six Months
                                                                                                  Ended April 30,
                                                                                              2002                2001
                                                                                         ---------------    ---------------
Cash flows from operating activities:
     Net income                                                                          $       282,820    $     1,653,892
                                                                                         ---------------    ---------------
     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                             542,810            495,503
        Amortization                                                                              90,000            811,466
        Loss on sale of assets                                                                     4,851              9,814
        Provision for returns & doubtful accounts receivable                                     (48,200)           170,000
        Provision for excess and obsolete inventory                                              105,709            300,000
     Change in assets and liabilities net of acquisitions:
        (Increase) decrease in net investment in sales-type leases & other receivables         1,285,226             65,074
        (Increase) decrease in trade receivables                                               7,904,321         10,292,712
        (Increase) decrease in inventories                                                       815,304         (6,185,092)
        (Increase) in deferred tax asset                                                         499,516            (59,509)
        (Increase) decrease in prepaid expenses and other assets                                  15,449           (103,942)
        (Increase) decrease in prepaid taxes                                                  (1,022,032)        (1,269,592)
         Increase (decrease) in accounts payable                                              (1,204,076)          (776,110)
         Increase (decrease) in unearned revenue                                                (712,902)        (1,636,560)
         Increase (decrease) in accrued income taxes                                              92,375          1,111,173
         Increase (decrease) in accrued liabilities                                             (902,716)        (1,710,620)
         Increase (decrease) in deferred tax liabilities                                         311,190           (111,894)
                                                                                         ---------------    ---------------
Total adjustments                                                                              7,776,825          1,402,423
                                                                                         ---------------    ---------------

              Net cash provided by operating activities                                        8,059,645          3,056,315
                                                                                         ---------------    ---------------

Cash flows from investing activities:
        Acquisitions, net of cash acquired                                                            --         (5,593,695)
        Additions to property, plant & equipment                                              (1,120,807)        (1,556,597)
        Proceeds from sale of assets                                                                  --                400
                                                                                         ---------------    ---------------

              Net cash used in investing activities                                           (1,120,807)        (7,149,892)
                                                                                         ---------------    ---------------

Cash flows from financing activities:
        Proceeds from issuance of debt                                                                --          5,500,000
        Proceeds from draws on revolving line of credit                                       14,250,000         18,420,000
        Principal payments on debt                                                            (2,644,171)        (5,010,033)
        Payments on revolving line of credit                                                 (18,750,000)       (15,325,000)
        Exercise of stock options                                                                     --            361,013
                                                                                         ---------------    ---------------
              Net cash provided by (used in)
                 financing activities                                                         (7,144,171)         3,945,980
                                                                                         ---------------    ---------------

              Net decrease in cash and cash equivalents                                         (205,333)          (147,597)

Cash and cash equivalents, beginning of period                                                   597,889            926,330
                                                                                         ---------------    ---------------
Cash and cash equivalents, end of period                                                 $       392,556    $       778,733
                                                                                         ===============    ===============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                            $       712,834    $     1,713,853
     Cash paid during the period for income taxes                                        $       300,163    $     1,203,418
     Contingent consideration paid to target shareholder                                 $     1,000,000    $     2,000,000




         The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                                 APRIL 30, 2002
                                   (Unaudited)


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


2. INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

                                                                       April 30,        October 31,
                                                                         2002              2001
                                                                    ---------------   ---------------
                                                                      (Unaudited)
         Raw materials                                              $       501,950   $     1,236,411
         Finished goods and spare parts                                   8,473,745         9,459,787
                                                                    ---------------   ---------------
                                                                          8,975,695        10,696,198
         Less- reserve for excess and obsolete inventories                  887,743         1,687,233
                                                                    ---------------   ---------------
                  Total inventories, net                            $     8,087,952   $     9,008,965
                                                                    ===============   ===============


3. PROPERTY, PLANT AND EQUIPMENT:


Property, plant and equipment consist of the following:

                                                      Estimated
                                                       Useful         April 30,      October 31,
                                                        Lives            2002           2001
                                                    -------------   -------------   -------------
                                                                     (Unaudited)
     Building                                             20        $   2,397,954   $   2,397,954
     Data processing and computer field equipment        3-5            9,016,141       7,862,996
     Land                                                 --              611,582         611,582
     Office furniture                                     5             1,084,117       1,084,117
     Auto                                                 5               250,911         251,477
     Other                                               3-7              631,692         673,538
                                                                    -------------   -------------

     Total property, plant and equipment                               13,992,397      12,881,664
     Less- accumulated depreciation                                     3,820,001       3,282,415
                                                                    -------------   -------------

     Total property, plant and equipment, net                       $  10,172,396   $   9,599,249
                                                                    =============   =============

4. ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                   April 30,       October 31,
                                                     2002             2001
                                                --------------   --------------
                                                 (Unaudited)
         Commissions                            $      158,534   $      493,915
         Interest                                       10,972          144,138
         Payroll                                       434,451          416,406
         Bonuses                                        90,582          541,382
         Vacation                                      401,268          398,100
         Other                                          89,282           57,211
                                                --------------   --------------
         Total current                               1,185,089        2,051,152
         Noncurrent liabilities                      1,262,461        1,299,114
                                                --------------   --------------
              Total accrued liabilities         $    2,447,550   $    3,350,266
                                                ==============   ==============


5. UNEARNED REVENUE:

Unearned revenue consists of the following:

                                                                       April 30,       October 31,
                                                                         2002             2001
                                                                    --------------   --------------
                                                                     (Unaudited)
         Service contracts                                          $    1,241,964   $    1,375,018
         Warranty service                                                  465,489          578,964
         Customer deposits                                                 156,973          370,714
         Systems shipped but not installed                                  64,785          139,247
         Other                                                                 814           64,160
                                                                    --------------   --------------
         Total current unearned revenue                                  1,930,025        2,528,103
         Noncurrent unearned service contract revenue                      339,342          454,166
                                                                    --------------   --------------
              Total unearned revenue                                $    2,269,367   $    2,982,269
                                                                    ==============   ==============


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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                            April 30,        October 31,
                                                                              2002              2001
                                                                         --------------    --------------
Deferred tax assets:                                                      (Unaudited)

   Prepaid service contracts                                             $      205,619    $      247,423
   Nondeductible reserves                                                       463,869           925,917
   Unamortized cost of service contracts                                         78,365           102,412
   Other                                                                         63,527            95,599
                                                                         --------------    --------------
     Total deferred tax asset                                                   811,380         1,371,351
                                                                         --------------    --------------
Deferred tax liabilities:
   Tax income to be recognized on sales-type lease contracts                    256,331           394,624
   Unamortized capitalized software development costs                           128,559           160,495
   Other                                                                        911,585           518,367
                                                                         --------------    --------------
     Total deferred tax liability                                             1,296,475         1,073,486
                                                                         --------------    --------------

     Net deferred tax asset (liability)                                  $     (485,095)   $      297,865
                                                                         ==============    ==============

7. CREDIT AGREEMENTS:

The Company has credit agreements with a bank syndicate including a term note, mortgage, and a working capital revolving line of credit. At April 30, 2002 there was $17.3 million outstanding on the credit agreements inclusive of $.85 million outstanding on the revolving line of credit. The credit facility requires, among other things, that the Company maintain specified minimum amounts of net worth, and requires that certain financial ratios be maintained related to working capital, debt service coverage, and total leverage. The agreement also places an annual limit on capital expenditures. At April 30, 2002, the Company's operating results were not sufficient to meet the debt service coverage requirement. The Company's banks have waived the default and certain changes have been made to the credit facility. These changes include a reduction to $5 million in the amount available under the working capital revolver, an increase in the interest rates paid on all outstanding debt, and a requirement to earn at least $1 in net income each quarter for the remainder of the year. At May 30, 2002 the Company did not have any borrowings outstanding under the working capital revolver. Interest on all outstanding debt under the credit facility (as amended per the changes noted above) accrues at either a) the London Interbank Offered Rate (which was 1.84% at April 30, 2002) plus 3.75%, or b) the bank's prime rate (which was 4.75% at April 30, 2002) plus 1%.

The Company has also entered into a three-year interest rate swap that allows the Company to pay a fixed interest rate of 3.32% (before application of the bank's pricing margin) on a portion of the Company's term note. The amount outstanding on April 30, 2002 under the swap agreement is $9 million. The interest rate on the swap agreement is based on the current rates under the credit facility.

Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138, was adopted by the Company on November 1, 2000. SFAS No. 133 requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement. As of April 30, 2002, the Company has recorded a net of tax cumulative gain to other comprehensive income (Shareholders' equity section of the balance sheet) of $22,018. The amount recorded in other comprehensive income will be relieved over time and recorded in the income statement as the interest payments are made. Additional volatility in earnings and other comprehensive income may occur in the future as a result of the adoption of SFAS No. 133.

8. RECENTLY ISSUED ACCOUNTING PRINCIPLES:

The Company adopted Financial Accounting Statement No. 142, "Goodwill and Other Intangible Assets" on November 1, 2001. Under SFAS 142, goodwill recorded as a part of a business combination is no longer amortized, but instead will be subject to at least an annual assessment for impairment by applying a fair-value-based test.

Also, SFAS 142 requires that in future business combinations, all acquired intangible assets should be separately stated on the balance sheet if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will then be amortized over their useful lives, resulting in amortization expense. The new rule does not require that companies evaluate existing goodwill on their books for allocation into separately recognized intangible assets. However, companies, at the time of adoption of the new standard, are required to conduct an initial fair-value-based goodwill impairment test to determine if the carrying value of the goodwill on their balance sheet is impaired. In conjunction with the adoption of the standard, the Company engaged an independent valuation expert to conduct the initial assessment. The results of that assessment indicated that no impairment existed in the value of recorded goodwill on the Company's books as of November 1, 2001. As a result of the adoption of SFAS 142, the Company did not record approximately $700,000 in goodwill amortization in its operating results during the first two quarters of 2002. The Company elected to early adopt SFAS 142 as was provided in the standard. Based on the recorded amounts of goodwill on the Company's balance sheet, approximately $1.4 million in goodwill amortization would have been recorded for the year ending October 31, 2002 had the Company not adopted the new standard.

The goodwill for tax purposes associated with the acquisition of UST exceeded the goodwill recorded on the financial statements by $1,462,000. The Company is reducing the goodwill recorded on the financial statements for the tax effect and the "tax-on-tax" effect of the $1,462,000 basis difference over a 15-year period. Accrued income taxes and deferred tax liabilities are being reduced as well. As of April 30, 2002, the Company reduced goodwill by $134,307 for the impact of the basis difference.

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

GENERAL

During the second quarter for fiscal 2002, the Company's operating results suffered under the pressure of continued declining macro economic conditions. Management combated these conditions by maintaining its focus on costs and carefully managing its balance sheet. These actions produced break-even operating results and continued positive cash flows in the second quarter. While management has continued to monitor all of its operating costs and made reductions as needed, it has stopped short of a wide-spread reduction in personnel so as to maintain the sales and technical competencies it has assembled over the past 33 months. Management believes that these competencies are key differentiators for the Company in the marketplace and the foundation for future growth has been laid and will eventually bear fruit when capital spending by customers improves. While management remains hopeful that market conditions will recover soon and firmly believes that the Company has properly positioned itself for when they do materialize; currently, there has not been a resurgence in order rates to support a prediction of an immediate recovery in the Company's business.

Management believes the Company is at a key crossroads in its continued expansion from a niche player in the hospitality sector to a nationwide provider of converged communications solutions to the broad commercial marketplace. This expansion strategy, announced in August, 1999, was based on several key factors. First, technology advances were beginning to occur that would result in the convergence of voice and data networks onto one platform. This convergence will provide customers with cost savings and many new, productivity-enhancing applications. From the Company's perspective, these technology advances require a higher level of technical competence from sales and service personnel to effectively design, implement, and maintain these new solutions. Second, the Company believed that Avaya Technologies, Inc.'s ("Avaya") existing market share in voice systems coupled with its research and development capabilities would likely make Avaya the market leader in converged products and applications. Based on that belief, the Company committed to primarily represent Avaya products in the commercial market. Finally, Avaya had announced a strategy to convert its distribution model from a primarily direct to a primarily indirect model. As such, a surge in new business for Avaya dealers could be expected as Avaya intentionally transferred its customer accounts to its dealer network.

In the intervening 33 months since the expansion effort began, the Company has assembled the necessary pieces to effectively execute its expansion strategy and all of the key factors underlying the strategy have unfolded as expected. The Company, through the 4 acquisitions executed between November, 1999 and February, 2001, established a nation-wide footprint of sales and service personnel in the commercial market and acquired the needed voice, data, and consulting expertise necessary to design, implement, and maintain complex, converged systems. Subsequent to the acquisitions, the Company has fully integrated the 4 new companies with its existing operations, redesigned key processes and implemented new operating efficiencies where needed. Concurrently, the expected technology advances have continued to evolve as expected as Avaya has recently announced a robust line of new, converged products with additional complex applications following in the near future. Avaya, in management's opinion, continues to be the market leader in the development of these new technologies. Finally, Avaya has become more aggressive in pursuing its previously announced strategy of converting its sales distribution to an indirect model. Due to this strategy and the Company's position as one of the few, if not only, Avaya dealers with a nationwide footprint and technical competence to design and implement the full range of advanced Avaya communications solutions, the Company has seen a marked increase in the last six months in opportunities to join Avaya on joint sales calls to major Avaya customers. In summary, all of the key strategic factors that drove the formulation of the Company's expansion efforts have come to fruition and the Company is well-positioned to successfully execute its strategy. However, since early 2001, macro economic conditions have steadily deteriorated resulting in declining operating results and pressure on operating cash flows to meet debt service requirements.

Management intends to continue to pursue its overall expansion strategy, but recognizes that current economic conditions coupled with the Company's current debt obligations, require a careful balance between the need to maintain its important competitive position in the market and the need to generate near term positive operating cash flows. Management believes that it has effectively communicated to its banking partners its long-term strategic goals and has also effectively demonstrated its ability to carefully manage costs and working capital. To date, its lenders have supported the Company's continued efforts despite the declining operating results. However, there can be no assurance given that such support will continue if operating results fail to improve substantially in future quarters. See additional discussion regarding the Company's credit facility and its relationships with its banks under "Financial Condition" below.


FINANCIAL CONDITION

For the six months ending April, 2002, cash flows from operations were $8.1 million. These cash flows were earned primarily from reductions in accounts receivable and inventories reflecting the Company's continued emphasis on these areas. So far this year, the Company has reduced its days sales outstanding on billed receivables by 16 days to 54 and has reduced the percentage of invoices more than 60 days past due from 26% to 12%. Total receivables, including trade and sales-type lease receivables, have been reduced $8.98 million. The Company has also focused efforts on its inventory balances and has successfully reduced inventories by $815,000.

These operating cash flows have been used to reduce debt and to continue investment in the implementation of its new Enterprise Resource Planning ("ERP") system. During the first six months of the year, the Company has made scheduled principal repayments of $1.6 million, retired the remaining $1 million in subordinated debt from the acquisition of U.S. Technologies Systems, Inc. ("UST"), and reduced the amount outstanding on its working capital revolving line of credit by $4.5 million. Capital expenditures on the implementation of the new ERP system totaled $876,000 for the first half of the year.

The Company's credit facility with its banks contains various financial covenants designed to be indicators of the Company's financial condition. These covenants require the Company to maintain certain financial ratios regarding working capital, earnings, and debt levels. As a result of the decline in the Company's operating results in the second quarter, the Company failed to meet one of the ratios that requires the Company to produce sufficient earnings, as adjusted for non-cash items, to cover its debt service and interest payment requirements ("Coverage Ratio"). As discussed above under "General", management has discussed the Company's near-term and long-term strategies, its current sales funnels, order rates, and financial condition with its banking partners. On the basis of those discussions, the banks have chosen to waive the covenant default and the credit facility has been restructured as follows: 1) The Company is required to earn $1 in net income for each of the third and fourth quarters,
2) the amount available under the working capital revolver has been reduced from $9 million to $5 million, 3) the interest rate on the Company's outstanding debt has been increased to reflect the additional risk in the credit facility, and 4) the Company has paid a restructuring fee of approximately $21,000. Management is pleased with the support it has received from its banks during the downturn in its business and believes its relationship with its banks is good.

RESULTS OF OPERATIONS

For the second quarter of fiscal 2002, the Company reported essentially break-even operating results on revenues of $12.6 million compared to earnings of $.04 per diluted share on revenues of $22.6 million for the second quarter of fiscal 2001. For the first six months of fiscal 2002, the Company reported earnings of $.03 per diluted share on revenues of $26.3 million compared to earnings of $.17 per diluted share on revenues of $47.7 million for the first half of fiscal 2001. These declines illustrate the severe downturn in the market for the Company's products over the past year. The discussion below will provide additional information on the Company's revenues, gross margins, operating costs and other income for the second quarter and year-to-date periods as compared with the prior year.

Systems Sales. Sales of systems declined 56% in the second quarter and 54% in the year-to-date periods compared to those same periods a year ago. These declines reflect the severe decline in capital spending on new technology since the first quarter of fiscal 2001 and results from the combination of several macro economic factors including the general recession in the U.S. economy, the newness of most corporations' technology infrastructure, and the general lack of confidence in near-term profit projections. As a result of these factors, many companies are exploring technology upgrades and expansions, but few are releasing significant capital to implement new products and applications. Consequently, the Company has seen an increase in customers requesting quotes for new telecommunications networks and advanced applications which has increased the Company's need for pre-sales engineering and design expenses without actual revenues being generated.

In addition to these macro-economic trends, two other events negatively impacted the quarter. First, shipment of a $1 million order was delayed by the customer into the Company's third quarter. Shipment of that order has begun and installation is scheduled to be completed by the end of the third quarter. Also, the federal government has not yet fully released execution on their fiscal 2002 budget. Currently, management cannot predict when those budgets might be released or the potential positive impact on the Company's operating results when they are released, but the Company has bid on many federal government projects that are awaiting approval.

Finally, Avaya continues to execute its strategy of transitioning many of its accounts to its dealer network and as a result the Company has entered into a long sales cycle with several prominent Avaya customers. This sales cycle requires the Company to introduce itself first to the Avaya account executive, then to the Avaya customer, both of whom must get comfortable with the Company's technical and nationwide implementation capabilities. Subsequently, the Company usually goes through a testing phase with the customer who will give the Company one or two projects to execute. The Company is currently in various stages of this sales cycle with several significant Avaya customers and management believes that this strategy will ultimately produce significant increases in revenues and gross profits. However, the Company must execute successfully during this long sales cycle and capital spending by these customers will have to improve before the Company realizes the expected improved operating results.


Installation and Service Revenues. Installation and service revenues consists of the following:

                                            Three Months Ending April 30,    Six Months Ending April 30,
                                            -----------------------------   -----------------------------
                                                 2002             2001            2002            2001
                                            -------------   -------------   -------------   -------------
Contract & Time and Materials (T&M)         $   4,714,193   $   5,455,861   $   9,257,426   $  10,579,786
revenues
Commercial installations                          897,470       1,577,995       1,598,974       3,378,243
Lodging installations                             372,722         958,583         795,103       2,669,801
Consulting                                        338,350         291,609         738,071         596,564
Total installation and service revenues     $   6,322,735   $   8,284,048   $  12,389,574   $  17,224,394

Revenues from installation and services activities declined 24% in the second quarter of fiscal 2002 and 28% for the year-to-date period in fiscal 2002 compared to those same periods the previous yearAll of the decline in Contract and T&M revenues relates to lower T&M revenues in both the commercial and lodging sectors of the Company's installed base. This decline reflects lack of customer expansion requiring adds, moves, and changes to their phone systems as well a customer focus on reducing discretionary spending to only essential repair activities. Installation revenues are directly related to systems sales and therefore are declining in roughly the same proportion as systems sales. In addition, installation revenues have been adversely affected by a severe decline in cabling (structured wiring) revenues, which are generally associated with new construction or major renovations. In the first half of fiscal 2001, cabling revenues represented over 25% of total installation revenues compared to 8% for the first half of fiscal 2002.

Gross Margins. Gross margins earned on net sales and service revenues were 23.2% in the second quarter of fiscal 2002 compared to 26.1% in the second quarter of fiscal 2001. For the six-month period, gross margins on net sales and service revenues were 23.5% in fiscal 2002 compared to 26.7% in fiscal 2001.

Gross margins on systems sales for the second quarter of fiscal 2002 were 28.5% compared to 31.6% in the second quarter of fiscal 2001. Gross margins on systems sales for the year-to-date periods were 30.1% in fiscal 2002, which is relatively unchanged from the gross margins of 30.8% earned for the first six months of fiscal 2001. While the quarterly margins declined due to product mix, the Company has been able maintain its year-to-date gross margins on systems sales despite earning lower levels of manufacturer rebates due to lower overall sales volumes.

Gross margins earned on installation and service revenues were 23.7% in the second quarter of fiscal 2002, a 1.1% increase over 2001 levels, but were 22.9% for the first six months of fiscal 2002, a 2.2% decline from the first half of fiscal 2001. Gross margins on installation and service revenues improved in the second quarter due to continued focus on costs and manpower levels. The decline in year-to-date gross margins on installation and service revenues is due entirely to lower installation revenues. For margins to improve in this area, systems sales, which drive installation revenues, need to increase to cover the costs of the installation workforce as well as the cost of the professional services workforce that is responsible for pre-sales systems design and quoting processes. Both of these groups of highly trained technicians and engineers represent valuable competencies that the Company has acquired and developed over the past 2 years. These competencies, such as the design of complex, networked voice, data and converged applications, separate the Company from its competitors and represent a key component in the Company's growth strategy. As such, the Company has elected not to adjust its staffing levels in this valuable area of its business to current revenue run-rates in the hopes that the Company will have the ability to out-perform its competitors and realize growth in its revenues.

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

Operating Expenses. Operating expenses were $2.8 million or 22% of revenues for the second quarter of fiscal 2002 compared to $4.8 million or 21% of revenues in the second quarter last year. Operating expenses for the six month period ending April 30, 2002 were $5.4 million or 21% of revenues compared to $9.0 million or 19% of revenues the previous year. The decrease in operating expenses reflects:
1) cost reductions undertaken by the Company to adjust to the Company's declining revenue base, 2) reduced commissions expense reflecting the decrease in gross profits, and 3) reduced amortization expense due to the Company's adoption of Statement of Financial Accounting Standard No. 142 regarding the accounting for intangible assets including goodwill. Since April of 2001, the Company has managed its operating expenses by maintaining a steady employee headcount and tight controls over discretionary expenditures. Management believes that its revenue run-rates could grow substantially with only modest increases in operating expenses, significantly increasing the Company's profitability.

Interest Expense and Other Income. Interest expense for the second quarter was $230,000 compared to $590,000 in the prior year. Interest expense for the six months ending April 30, 2002 was $485,000 compared to $1.3 million in the prior year. These decreases reflect lower average debt for the quarter, reduced interest rates, and interest costs capitalized as part of the Company's Oracle implementation capital investment. Other income, representing primarily interest income earned from the Company's sales-type leases, declined in the periods under comparison reflecting the continued aging of the Company lease receivables.

Tax Provision. The Company has recorded a combined federal and state tax provision of 39% in all periods presented reflecting the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins. Net income as a percent of revenues for the second quarter was 0% and was 1% for the first six months compared to 2% and 3%, respectively, for the same period last year. Management believes that the Company's current business model and current debt levels will support a target operating margin of 8%. However, the Company will have to realize sustained growth in systems sales to reach that target.

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

U.S. Economy. Predicting the direction of general economic conditions in the United States and in particular, the market conditions for telecommunications products, continues to be treacherous. While there is increasing evidence that the economy is improving, to date the Company has not seen an increase in capital spending for telecommunications products. Management expects that the current improvements in the economy will need to be translated into corporate profits and sustained confidence in the direction of the economy before significant increases in capital spending can be expected. Management has no prediction as to when such increases might occur and therefore the Company has not expressed any forecast of revenues or operating results for the remainder of the year. It is likely that if the present sales levels continue management would likely implement additional cuts in operating expenses that might inhibit the Company's ability to design, install and maintain its products, especially those more complex products that management believes are likely to be the Company's major growth drivers of the future.

Credit Facility and Working Capital. The lower than expected earnings experienced in the first half of the year resulted in the Company failing to meet the debt coverage ratio covenant contained in the Company's restructured credit facility. The Company's lenders have waived the default. However, no assurance can be given as to the whether future covenant defaults would be waived or what restrictions might be placed on the Company in such an event. Such restrictions might include requirements to cease investment in the Company's Oracle implementation project, higher interest costs, and payment of additional debt restructuring fees. Furthermore, the Company's working capital revolver is based upon a borrowing base of receivables and inventory. At May 30, 2002, the Company had approximately $5 million in available borrowing capacity on the revolver. It is likely that if the Company experiences continued declines in its revenues, that this borrowing base will shrink which would likely inhibit the Company from remaining current with its payments to the banks as well as other vendors. Other sources of capital, should they be needed, would be expensive and possibly unattainable until the Company has shown sustained improvement in its operating results.

Dependence Upon Avaya. In addition to the risk factors discussed in the Annual Report on Form 10-K regarding the Company's dependence upon Avaya, the Company, during the first half of fiscal 2002, has devoted substantial sales efforts and resources into its partnering arrangement with Avaya to serve Avaya's customer base as Avaya transforms its distribution model from a primarily direct to a primarily indirect sales model using its dealer network. In this regard, the Company has been marketing itself to the Avaya account executive community who, in turn, have been increasingly inviting the Company to make joint sales calls with Avaya on some of these large accounts. To date, the Company has experienced very long sales cycles and significant up front expenses with this process and although quoting activity and sales funnels have built to record levels in the first half of the year, actual orders for new systems have not been produced in significant enough quantities to improve or even maintain the Company's operating results. Management strongly believes that its strategy of partnering with Avaya to serve these major accounts is the correct strategy and will eventually produce strong revenue growth. However, most of the customer accounts involved are very large enterprises with long relationships with Avaya. There can be no assurance that these accounts will agree to allow an Avaya business partner to service their equipment fulfillment needs without long trial periods or at all. Should this sales strategy fail or take much longer to materialize than management expects, it is likely that the Company's operating results would be materially and negatively impacted.

Viability of the Company's Operating Model. As discussed under "Results of Operations" above, management has targeted operating margins of 8% for the Company under its present capital structure. Reaching this level of operating margins requires several key developments to occur including: significantly increasing revenues; holding manpower levels and other selling, general and administrative costs close to the levels achieved in the second quarter while increasing revenues; and significantly improving the gross margins earned on service revenues. Due to the various reasons described throughout this report, there is uncertainty whether or not the Company can realize the increased revenues that are needed to meet its operating margin target. Until such revenues materialize, management believes that if revenues stay constant with second quarter levels, it is reasonable to expect operating results to stay constant as well.

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

Other Risk Factors. In addition to the specific risk factors discussed above, the following general factors can also impact the Company's overall performance and results of operations: the threat of additional acts of terrorism within the United States and the impact of those threats on the overall economy, financial markets and customer spending attitudes; future growth of the IP networking market; uncertainties inherent with rapidly changing technologies and customer demand; the cost and effects of legal claims and proceedings; and relationships with suppliers; vendors and customers.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. In November 2001, the Company entered into interest rate swap agreements with each of its banking partners for the purpose of hedging against future increases in interest rates. The interest rate swap agreements allow the Company to pay a fixed interest rate of 3.32% (before application of the bank's pricing margin) on a portion of its outstanding debt. At April 30, 2002, the Company had $7.5 million of outstanding debt subject to interest rate fluctuations. A hypothetical 10 percent change in such interest rates would not have a material effect upon the Company's consolidated results of operations or cash flows.



                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Regarding the PHONOMETRICS' litigation, which the Company is monitoring, the Florida District Court entered an order in April 2002 granting the Defendant Hotel companies Motion for Summary Judgment. Thereafter, the Court entered Final Judgment for the Hotel companies against Phonometrics, Inc. Phonometrics has filed an appeal of the judgment order with the Federal Circuit Court of Appeals. A detailed description of the Phonometrics' cases is contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 filed with the Commission on January 29, 2002, and the Company's Quarterly Report on Form 10-Q for the first quarter ended January 31, 2002, filed with the Commission on March 18, 2002.

ITEMS 2 and 3 have been omitted because they are not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF THE SHAREHOLDERS.

During the fiscal period for which this report is filed, the Company held its annual meeting of shareholders on March 28, 2002, at which the following two matters were submitted to a vote of the shareholders and approved. The first matter concerned the election of Directors. The following persons were elected to the Board of Directors without contest as follows:


Nominee                                                 For                      Withhold
-------                                                 ---                      --------
Ron B. Barber                                           8,582,737                307,909

Donald T. Duke                                          8,582,737                307,909

Robert D. Hisrich                                       8,582,737                307,909

Jack R. Ingram                                          8,582,737                307,909

Ronald L. Siegenthaler                                  8,582,737                307,909

Robert B. Wagner                                        8,582,737                307,909


The second matter involved the ratification of the Board of Directors' selection of Arthur Andersen, LLP as the independent public accountants to audit the Company's financial statements for the fiscal year ending October 31, 2002. The selection was ratified by the shareholders as follows:

                           For              Against           Abstain
                        ---------           -------           -------
                        8,014,219           823,929           52,498


ITEM 5 has been omitted because it is not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits - See Exhibit Index page.

(b) Reports on Form 8-K - During the quarter for which this report is filed, the Company filed one report on Form 8-K on April 24, 2002.


SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 XETA Technologies, Inc.
                                                 (Registrant)


Dated: June 12, 2002                   By:      /s/  Jack R. Ingram
                                           -------------------------------------
                                                 Jack R. Ingram
                                                 Chief Executive Officer


Dated: June 12, 2002                   By:      /s/  Robert B. Wagner
                                           -------------------------------------
                                                 Robert B. Wagner
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

                  *10.14 Amended and Restated Credit Agreement dated October 31, 2001 among XETA Technologies, Inc., the Lenders and the Agent - Incorporated by reference to Exhibit
                           10.15 to the Registrant's Annual Report on Form 10-K for the year ended October 31, 2001, filed on January 29, 2002 (File No. 0-16231).

                  *10.15 HCX 5000/HCX 5000i(R) Authorized Distributor Agreement for 2002 dated January 1, 2002 between Hitachi Telecom (USA), Inc. and XETA Corporation - Incorporated by reference to Exhibit 10.15 to the Registrant's Form 10-Q for the quarter ended January 31, 2002, filed on March 18, 2002 (File No. 0-16231).

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