Form 10-Q
period 2002-07-31
XETA TECHNOLOGIES INC
filed 2002-09-16
CIK 742550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2002

                                       or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


Commission File Number 0-16231


                             XETA Technologies, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Oklahoma                                          73-1130045
     -------------------------------                          -------------------
     (State or other jurisdiction of                           (I.R.S. Employee
     incorporation or organization)                           Identification No.)

    1814 W. Tacoma, Broken Arrow, OK                              74012-1406
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

                                  918-664-8200
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes  X         No
                                                   -----         ------

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                         Class                                           Outstanding at August 31, 2002
-----------------------------------------------------         -----------------------------------------------------
         Common Stock, $.001 par value                                          9,602,952

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - July 31, 2002
                      and October 31, 2001

                  Consolidated Statements of Operations - For the Three- and
                      Nine-months ended July 31, 2002 and 2001

                  Consolidated Statement of Shareholders' Equity - November 1,
                      2001 through July 31, 2002

                  Consolidated Statements of Cash Flows - For the Nine months ended July 31, 2002 and 2001

                  Notes to Consolidated Financial Statements

                             XETA TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                 July 31, 2002    October 31, 2001
                                                                 -------------    ----------------
                                                                  (Unaudited)
Current Assets:
  Cash and cash equivalents                                     $  1,062,049     $    597,889
  Current portion of net investment in
    sales-type leases and other receivables                        1,249,380        2,534,692
  Trade accounts receivable, net                                   7,443,472       15,907,101
  Inventories, net                                                 6,921,629        9,008,965
  Deferred tax asset, net                                            480,024        1,013,748
  Prepaid taxes                                                    1,939,861          662,958
  Prepaid expenses and other assets                                  222,016          253,503
                                                                ------------     ------------
    Total current assets                                          19,318,431       29,978,856
                                                                ------------     ------------

Noncurrent Assets:
  Goodwill, net of accumulated amortization
    of $2,502,466 & $2,502,466                                    25,796,356       25,944,567
  Net investment in sales-type leases,
    less current portion above                                       617,162        1,092,917
  Property, plant & equipment, net                                10,328,664        9,599,249
  Capitalized software production costs, net of
    accumulated amortization of $1,008,066 & $873,066                282,955          417,955
  Other assets                                                       198,946          251,333
                                                                ------------     ------------
    Total noncurrent assets                                       37,224,083       37,306,021
                                                                ------------     ------------

    Total assets                                                $ 56,542,514     $ 67,284,877
                                                                ============     ============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                             $  3,288,337     $  4,288,337
  Revolving line of credit                                                --        5,350,000
  Accounts payable                                                 3,273,420        4,547,347
  Unearned revenue                                                 1,709,737        2,528,103
  Accrued liabilities                                              1,700,251        2,051,152
  Other Liabilities                                                  122,382               --
                                                                ------------     ------------
    Total current liabilities                                     10,094,127       18,764,939
                                                                ------------     ------------

Noncurrent liabilities:
  Long-term debt, less current portion above                      12,387,096       14,853,349
  Accrued long-term liabilities                                      666,456        1,299,114
  Unearned service revenue                                           274,978          454,166
  Noncurrent deferred tax liability, net                           1,105,653          715,883
                                                                ------------     ------------
                                                                  14,434,183       17,322,512
                                                                ------------     ------------

Contingencies

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                                   --               --
  Common stock; $.001 par value; 50,000,000
   shares authorized, 10, 621,740 and 10,256,740 issued at
   July 31, 2002 and  October 31, 2001, respectively                  10,621           10,256
  Paid-in capital                                                 12,116,581       11,637,812
  Retained earnings                                               22,206,069       21,794,017
  Accumulated other comprehensive income                             (74,408)              --
  Less treasury stock, at cost, 1,018,788 shares at July 31,
   2002 and October 31, 2001                                      (2,244,659)      (2,244,659)
                                                                ------------     ------------
   Total shareholders' equity                                     32,014,204       31,197,426
                                                                ------------     ------------
   Total liabilities and shareholders' equity                   $ 56,542,514     $ 67,284,877
                                                                ============     ============


  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                               For the Three Months             For the Nine Months
                                                    Ended July 31,                 Ended July 31,
                                                2002            2001            2002              2001
                                           ------------     ------------     ------------     ------------
Systems sales                              $  6,626,397     $ 12,919,202     $ 20,143,758     $ 42,544,515
Installation and service revenues             6,181,434        8,006,346       18,571,008       25,230,740
Other revenues                                       --           38,897          415,238          908,716
                                           ------------     ------------     ------------     ------------
  Net sales and service revenues             12,807,831       20,964,445       39,130,004       68,683,971
                                           ------------     ------------     ------------     ------------

Cost of systems sales                         5,774,511        9,233,287       15,220,479       29,723,223
Installation and services costs               4,540,433        5,357,135       14,090,360       18,259,801
Cost of other revenues & corporate COGS         353,683          626,296        1,506,155        2,221,117
                                           ------------     ------------     ------------     ------------
  Total cost of sales and service            10,668,627       15,216,718       30,816,994       50,204,141
                                           ------------     ------------     ------------     ------------

    Gross profit                              2,139,204        5,747,727        8,313,010       18,479,830
                                           ------------     ------------     ------------     ------------

Operating expenses:
  Selling, general and administrative         2,160,934        3,314,316        7,491,524       11,501,112
  Amortization                                   45,000          399,000          135,000        1,210,466
                                           ------------     ------------     ------------     ------------
      Total operating expenses                2,205,934        3,713,316        7,626,524       12,711,578
                                           ------------     ------------     ------------     ------------

Income from operations                          (66,730)       2,034,411          686,486        5,768,252

  Interest expense                             (220,544)        (535,619)        (705,395)      (1,821,880)
  Interest and other income                     499,506          108,751          697,961          382,063
                                           ------------     ------------     ------------     ------------
      Subtotal                                  278,962         (426,868)          (7,434)      (1,439,817)

Income before provision for income
  taxes                                         212,232        1,607,543          679,052        4,328,435
Provision for income taxes                       83,000          630,000          267,000        1,697,000
                                           ------------     ------------     ------------     ------------

Net income                                 $    129,232     $    977,543     $    412,052     $  2,631,435
                                           ============     ============     ============     ============


Earnings per share
  Basic                                    $       0.01     $       0.11     $       0.04     $       0.29
                                           ============     ============     ============     ============

  Diluted                                  $       0.01     $       0.10     $       0.04     $       0.27
                                           ============     ============     ============     ============


Weighted average shares outstanding           9,379,963        9,202,952        9,285,809        9,003,302
                                           ============     ============     ============     ============

Weighted average shares equivalents           9,844,573        9,795,292        9,883,830        9,729,176
                                           ============     ============     ============     ============



  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)


                                                                Common Stock                   Treasury Stock
                                                        ----------------------------       ----------------------------
                                                        Shares Issued      Par Value       Shares                Amount
                                                        -------------     ----------       -------               ------
Balance-October 31, 2001                                10,256,740        $ 10,256         1,018,788         $ (2,244,659)

Stock options exercised $.001 par value                    365,000             365                --                   --

Tax benefit of stock options                                    --              --                --                   --

Components of comprehensive income:
Net income                                                      --              --                --                   --
Unrealized gain/loss on hedge, net of tax of $47,974            --              --                --                   --

Total comprehensive income

                                                        ----------        --------         ---------         ------------
Balance-July 31, 2002                                   10,621,740        $ 10,621         1,018,788         $ (2,244,659)
                                                        ==========        ========         =========         ============




                                                                              Accumulated
                                                                                Other
                                                                             Comprehensive          Retained
                                                       Paid-in Capital          Income              Earnings          Total
                                                       ---------------     ----------------        ---------         ------
Balance-October 31, 2001                               $ 11,637,812        $      --            $ 21,794,017      $ 31,197,426

Stock options exercised $.001 par value                      90,885               --                      --            91,250

Tax benefit of stock options                                387,884               --                      --           387,884

Components of comprehensive income:
Net income                                                       --               --                 412,052           412,052
Unrealized gain/loss on hedge, net of tax of $47,974             --           (74,408)                    --           (74,408)
                                                                                                                   ------------
Total comprehensive income                                                                                             337,644

                                                       ------------        ----------            ------------      ------------
Balance-July 31, 2002                                  $ 12,116,581        $  (74,408)           $ 22,206,069      $ 32,014,204
                                                       ============        ==========            ============      ============


  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                         For the Nine Months
                                                                                            Ended July 31,
                                                                                      2002             2001
                                                                                  ------------     ------------
Cash flows from operating activities:
      Net income                                                                  $    412,052     $  2,631,435
                                                                                  ------------     ------------

      Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                811,311          745,030
           Amortization                                                                135,000        1,210,466
           Loss on sale of assets                                                       44,589           10,537
           Provision for returns & doubtful accounts receivable                       (748,200)         230,000
           Provision for excess and obsolete inventory                                 930,393          450,000
      Change in assets and liabilities, net of acquisitions:
           Decrease in net investment in sales-type leases & other receivables       1,761,067        1,557,098
           Decrease in trade receivables                                             9,211,829       11,128,989
           (Increase) decrease in inventories                                        1,156,943       (3,804,805)
           (Increase) decrease in deferred tax asset                                   533,724         (258,465)
           Decrease in prepaid expenses and other assets                                83,876            9,947
           (Increase) in prepaid taxes                                              (1,276,903)        (825,207)
           (Decrease) in accounts payable                                           (1,273,927)      (2,376,911)
           (Decrease) in unearned revenue                                             (997,554)      (2,315,183)
            Increase in accrued income taxes                                           489,815        1,288,571
           (Decrease) in accrued liabilities                                          (983,559)      (1,318,301)
            Increase (decrease) in deferred tax liabilities                            484,024         (106,867)
                                                                                  ------------     ------------
                     Total adjustments                                              10,362,428        5,624,899
                                                                                  ------------     ------------

                     Net cash provided by operating activities                      10,774,480        8,256,334
                                                                                  ------------     ------------

Cash flows from investing activities:
           Acquisitions, net of cash acquired                                               --       (5,595,193)
           Additions to property, plant & equipment                                 (1,627,315)      (2,416,074)
           Proceeds from sale of assets                                                 42,000              700
                                                                                  ------------     ------------
                     Net cash used in investing activities                          (1,585,315)      (8,010,567)
                                                                                  ------------     ------------

Cash flows from financing activities:
           Proceeds from issuance of debt                                                   --        5,500,000
           Proceeds from draws on revolving line of credit                          16,175,000       24,885,000
           Principal payments on debt                                               (3,466,255)      (6,586,053)
           Payments on revolving line of credit                                    (21,525,000)     (24,960,000)
           Exercise of stock options                                                    91,250          361,013
                                                                                  ------------     ------------
                     Net cash used in financing activities                          (8,725,005)        (800,040)
                                                                                  ------------     ------------

                     Net increase (decrease) in cash and cash equivalents              464,160         (554,273)

Cash and cash equivalents, beginning of period                                         597,889          926,330
                                                                                  ------------     ------------
Cash and cash equivalents, end of period                                          $  1,062,049     $    372,057
                                                                                  ============     ============

Supplemental disclosure of cash flow information:
      Cash paid during the period for interest                                    $    989,253     $  1,982,124
      Cash paid during the period for income taxes                                $    403,850     $  1,473,813
      Contingent consideration paid to target shareholder(s)                      $  1,000,000     $  2,000,000



  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                                  JULY 31, 2002
                                   (Unaudited)


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


2.  Accounts Receivable:

         As a result of higher than expected collection rates on its accounts receivable, the Company adjusted its estimated reserve for bad debts in the third quarter of fiscal 2002. The adjustment resulted in a decrease in the bad debt reserve and a decrease in selling, general and administrative expenses of $700,000. At July 31, 2002, the reserve for bad debts was $327,000.

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

                                                                       July 31,     October 31,
                                                                        2002           2001
                                                                    ------------   ------------
                                                                    (Unaudited)
         Finished goods and spare parts                            $  7,675,325   $  9,459,787
         Raw materials                                                  389,536      1,236,411
                                                                   ------------   ------------
                                                                      8,064,861     10,696,198
         Less- reserve for excess and obsolete inventories            1,143,232      1,687,233
                                                                   ------------   ------------
                  Total inventories, net                           $  6,921,629   $  9,008,965
                                                                   ============   ============

The Company maintains a reserve for obsolete and slow-moving inventory. The amount reserved is an estimate based on the Company's analysis of its inventories, specifically the quantities on hand in comparison to annual sales levels and in relation to potential obsolescence due to new product releases. As part of the Company's continuing integration of the acquisitions made in fiscal 2000 and 2001 and in response to frequent new product releases by the Company's primary supplier, management has been evaluating its inventory on hand. At July 31, 2002, this evaluation was still ongoing; however, management determined that additional reserves were needed and an entry was recorded to increase the reserve for slow-moving and obsolete inventory and increase systems cost of goods sold by $775,000.

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                           Estimated
                                                             Useful          July          October 31,
                                                              Lives         31, 2002          2001
                                                           ------------   ------------    ------------
                                                                           (Unaudited)

     Building                                                 20          $  2,397,954    $  2,397,954
     Data processing and computer field equipment             3-5            9,520,128       7,862,996
     Land                                                      -               611,582         611,582
     Office furniture                                          5             1,084,117       1,084,117
     Auto                                                      5               126,743         251,477
     Other                                                    3-7              634,213         673,538
                                                                          ------------    ------------

     Total property, plant and equipment                                    14,374,737      12,881,664
     Less- accumulated depreciation                                          4,046,073       3,282,415
                                                                          ------------    ------------

     Total property, plant and equipment, net                             $ 10,328,664    $  9,599,249
                                                                          ============    ============

5.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                                            July 31,       October 31,
                                                                              2002             2001
                                                                         -------------    --------------
                                                                           (Unaudited)
         Commissions                                                     $     162,821    $     493,915
         Interest                                                               11,054          144,138
         Payroll                                                               644,058          416,406
         Bonuses                                                               131,394          541,382
         Vacation                                                              436,228          398,100
         Other                                                                 314,696           57,211
                                                                         -------------    -------------
         Total current                                                       1,700,251        2,051,152
         Noncurrent liabilities                                                666,456        1,299,114
                                                                         -------------    -------------
              Total accrued liabilities                                  $   2,366,707    $   3,350,266
                                                                         =============    =============

The amount recorded above as a noncurrent accrued liability relates to an acquisition related reserve that was established as part of the acquisition of UST. The Company inherited an aggressive tax position that had been taken by UST prior to the acquisition. The Company chose to accrue for the potential losses to be incurred if the position was overturned. The $633,000 reduction in the amount accrued at July 31, 2002 reflects entries to move $219,000 to current liabilities and $414,000 to other income reflecting management's judgment, in consultation with its tax advisors, that the risk of loss has declined.

6.  UNEARNED REVENUE:

Unearned revenue consists of the following:

                                                 July 31,      October 31,
                                                  2002           2001
                                              --------------   ----------
                                              (Unaudited)

Service contracts                               $1,074,072    $1,375,018
Warranty service                                   425,699       578,964
Customer deposits                                   37,120       370,714
Systems shipped but not installed                  172,056       139,247
Other                                                  790        64,160
                                                ----------    ----------
Total current unearned revenue                   1,709,737     2,528,103
Noncurrent unearned service contract revenue       274,978       454,166
                                                ----------    ----------
     Total unearned revenue                     $1,984,715    $2,982,269
                                                ==========    ==========

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                 July 31,      October 31,
                                                                   2002           2001
                                                                ------------    ---------
                                                                (Unaudited)
  Deferred tax assets:
   Prepaid service contracts                                    $   192,826     $   247,423
   Nondeductible reserves                                           369,507         925,917
   Unamortized cost of service contracts                             65,172         102,412
   Other                                                            152,375          95,599
                                                                -----------     -----------
     Total deferred tax asset                                       799,880       1,371,351
                                                                -----------     -----------
Deferred tax liabilities:
   Tax income to be recognized on sales-type lease contracts        206,862         394,624
   Unamortized capitalized software development costs               110,918         160,495
   Intangible assets                                                784,542         255,863
   Other                                                            303,187         262,504
                                                                -----------     -----------
     Total deferred tax liability                                 1,405,509       1,073,486
                                                                -----------     -----------

     Net deferred tax asset (liability)                         $  (625,629)    $   297,865
                                                                ===========     ===========

8.  CREDIT AGREEMENTS:

The Company has credit agreements with a bank syndicate including a term note, mortgage, and a working capital revolving line of credit. At July 31, 2002 there was $15.7 million outstanding on the credit agreements. The credit facility requires, among other things, that the Company maintain specified minimum amounts of net worth, and requires that certain financial ratios be maintained related to working capital, debt service coverage, and total leverage. The agreement also places an annual limit on capital expenditures. At July 31, 2002, the Company's operating results were not sufficient to meet the debt service coverage requirement, which prior to the changes discussed below was based on trailing twelve months results. The Company's banks have waived the default and certain changes have been made to the credit facility. These changes include a reduction in the amount available under the working capital revolver. The amount available will be the lesser of $2 million or a borrowing base of qualifying accounts receivable and inventories (as defined) reduced by 25% of the Company's unsecured term loan. Also, the revised credit agreement includes a requirement that quarterly cash earnings (as defined in the agreement) be equal to the Company's quarterly debt and interest service requirements, which were $1.043 million for the quarter ending July 31, 2002. The leverage ratio requirement contained in the agreement has been suspended for the fourth quarter. At August 31, 2002 the Company did not have any borrowings outstanding under the working capital revolver. Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 1.81% at July 31, 2002) plus 3.75%, or b) the bank's prime rate (which was 4.75% at July 31, 2002) plus 1%.

The Company has also entered into a three-year interest rate swap that allows the Company to pay a fixed interest rate of 3.32% (before application of the bank's pricing margin) on a portion of the Company's term note. The amount outstanding on July 31, 2002 under the swap agreement is $8.5 million. The interest rate on the swap agreement is based on the current rates under the credit facility.

Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138, was adopted by the Company on November 1, 2000. SFAS No. 133 requires that all derivatives be recognized in the balance sheet as either an asset or liability measured at its fair value. Special accounting for qualifying hedges allows a derivative's gain and losses to offset related results on the hedged item in the income statement. As of July 31, 2002, the Company has recorded a net of tax cumulative loss to other comprehensive income (Shareholders' equity section of the balance sheet) of $74,408. The amount recorded in other comprehensive income will be relieved over time and recorded in the income statement as the interest payments are made. Additional volatility in earnings and other comprehensive income may occur in the future as a result of the adoption of SFAS No. 133.

9.  RECENTLY ISSUED ACCOUNTING PRINCIPLES:

The Company adopted Financial Accounting Statement No. 142, "Goodwill and Other Intangible Assets" on November 1, 2001. Under SFAS 142, goodwill recorded as a part of a business combination is no longer amortized, but instead will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, SFAS 142 requires that in future business combinations, all acquired intangible assets should be separately stated on the balance sheet if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will then be amortized over their useful lives, resulting in amortization expense. The new rule does not require that companies evaluate existing goodwill on their books for allocation into separately recognized intangible assets. However, companies, at the time of adoption of the new standard, are required to conduct an initial fair-value-based goodwill impairment test to determine if the carrying value of the goodwill on their balance sheet is impaired. In conjunction with the adoption of the standard, the Company engaged an independent valuation expert to conduct the initial assessment. The results of that assessment indicated that no impairment existed in the value of recorded goodwill on the Company's books as of November 1, 2001. As a result of the adoption of SFAS 142, the Company did not record approximately $1,050,000 in goodwill amortization in its operating results during the first three quarters of 2002. The Company elected to early adopt SFAS 142 as was provided in the standard. Based on the recorded amounts of goodwill on the Company's balance sheet, approximately $1.4 million in goodwill amortization would have been recorded for the year ending October 31, 2002 had the Company not adopted the new standard.

The goodwill for tax purposes associated with the acquisition of UST exceeded the goodwill recorded on the financial statements by $1,462,000. The Company is reducing the goodwill recorded on the financial statements for the tax effect and the "tax-on-tax" effect of the $1,462,000 basis difference over a 15-year period. Accrued income taxes and deferred tax liabilities are being reduced as well. As of July 31, 2002, the Company reduced goodwill by $148,211 for the impact of the basis difference.

10.  FOOTNOTES INCORPORATED BY REFERENCE:

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING EXPECTATIONS
REGARDING: THE COMPANY'S FINANCIAL POSITION INCLUDING SALES, REVENUES, GROSS MARGINS, OPERATING MARGINS AND EXPENSES; TRENDS AND CONDITIONS IN THE U.S. ECONOMY AND IN THE COMMUNICATIONS TECHNOLOGY INDUSTRY AND HOSPITALITY MARKETS; AND THE COMPANY'S MANAGEMENT OF ITS CREDIT FACILITY. THESE AND OTHER FORWARD-LOOKING STATEMENTS (GENERALLY IDENTIFIED BY SUCH WORDS AS "EXPECTS," "PLANS," "BELIEVES," "ANTICIPATES" "FORECASTS," "PREDICTS," AND SIMILAR WORDS OR EXPRESSIONS) ARE NOT GUARANTEES OF PERFORMANCE BUT RATHER REFLECT MANAGEMENT'S CURRENT EXPECTATIONS, ASSUMPTIONS AND BELIEFS BASED UPON INFORMATION CURRENTLY AVAILABLE TO MANAGEMENT. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT AND THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. MANY OF THESE RISKS AND UNCERTAINTIES ARE DESCRIBED UNDER THE HEADING "OUTLOOK AND RISK FACTORS" BELOW. CONSEQUENTLY, ALL FORWARD-LOOKING STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE RISK FACTORS DISCUSSED HEREIN AND THROUGHOUT THIS REPORT TOGETHER WITH THE RISK FACTORS IDENTIFIED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, WHICH WAS FILED ON JANUARY 29, 2002.


GENERAL

During the third quarter of fiscal 2002, the Company generated revenues of $12.8 million and earnings of $.129 million. Both of these numbers represent slight gains from the Company's second quarter results. These improvements reflect a possible stabilization of the market for the Company's products and services coupled with continued close management of costs and working capital.

Management is pleased with these financial improvements as well as the Company's continued excellent execution at the customer interface. However, management remains cautious regarding future operating results. In general, U.S. companies lack confidence in the future of the economy and therefore continue to delay their technology related capital spending decisions. These delays continue to negatively impact the Company's operating results.

Since the downturn in the Company's market and the overall U.S. economy became evident in early 2001, management has successfully managed the Company's costs and balance sheet to remain profitable and to continue to generate positive cash flows. The tactics employed thus far have enabled the Company to service its debt and retain key sales and technical personnel who possess the key competencies necessary to differentiate the Company from its competitors. The Company will continue to pursue this basic strategy insofar as it is prudent in light of the debt service and revised financial covenant requirements. If necessary, this strategy will be revised to include additional cost reductions. There can be no assurance given that pursuing such a strategy will enable the Company to meet its obligations under the credit facility. See "Credit Facility and Working Capital" under "Outlook and Risk Factors" below for a further discussion of the risks associated with the Company's credit facility.

Despite the current difficulties, management believes the Company's long-term strategies remain sound. Two years ago, the Company chose to expand rapidly into the commercial market primarily through acquisitions. The goal was to create a nationwide footprint possessing the necessary design, implementation, maintenance, and consulting capabilities to serve complex, nationwide, integrated voice and data networks. Management believes that given the Company's market position and reduced cost structure, it is uniquely positioned to reap disproportionately positive results when the business climate turns for the better.


FINANCIAL CONDITION

For the nine months ending July 31, 2002, cash flows from operations were $10.8 million reflecting primarily reductions in accounts receivables. During the year, the Company has reduced its days sales outstanding on billed receivables by 26 days to 44 days and has reduced the percentage of outstanding receivables beyond 60 days past due to 7% compared to 26% at the beginning of the year. The Company has used these positive cash flows to reduce its debt by $8.7 million, which includes $2.4 million in scheduled principal payments, $1 million representing the final payment on the subordinated debt from the acquisitions, and $5.3 million in reductions on the Company's working capital revolver. Additionally, the Company has used its cash flows to make investments of $1.6 million in capital expenditures, most of which is related to the Company's ERP system implementation.

In late 1999, concurrent with the Company's expansion into the commercial market via an acquisition strategy, the Company put in place a credit facility with a syndicate of banks. The primary underlying evidence supporting the eventual repayment of the advances made under the credit facility was strong cash flows driven by profits, not hard assets such as property, plant and equipment. Consequently, the various financial ratio requirements that were incorporated into the credit facility as indicators of the Company's financial condition were based primarily on cash flows generated by earnings. Since the early part of 2001, the Company's profitability has steadily declined due to the difficult market conditions discussed throughout this report. As a result, the Company has failed to generate sufficient cash earnings (as defined in the credit facility) to meet two of the financial ratio requirements as of July 31, 2002. The Company's banks have waived the default and certain changes have been made to the credit facility. These changes include a reduction in the amount available under the working capital revolver. The amount available will be the lesser of $2 million or a borrowing base of qualifying accounts receivable and inventories (as defined) reduced by 25% of the Company's unsecured term loan. Also, the revised credit agreement includes a requirement that quarterly cash earnings (as defined in the agreement) be equal to the Company's quarterly debt and interest service requirements. The leverage ratio requirement contained in the agreement has been suspended for the fourth quarter. See "Credit Facility and Working Capital" under "Outlook and Risk Factors" below for a further discussion of the risks associated with the Company's credit facility.


RESULTS OF OPERATIONS

For the third quarter of fiscal 2002, the Company reported earnings of $.01 per diluted share on revenues of $12.8 million compared to earnings of $.10 per diluted share on revenues of $21.0 million for the third quarter of fiscal 2001. For the year to date period ending July 31, 2002, the Company reported earnings of $.04 per diluted share on revenues of $39.1 million compared to earnings of $.27 per diluted share on revenues of $68.7 million. These revenue and earnings declines reflect the severe downturn in the market for the Company's products over the past year. The discussion below will provide additional information on the Company's revenues, gross margins, operating costs and other income for the third quarter and year-to-date periods as compared with the prior year.

Systems Sales.

Sales of systems declined 49% in the third quarter and 53% in the year-to-date periods compared to those periods in the prior year. However, systems sales in the third quarter increased 7% over second quarter levels, the first increase in sequential systems sales in seven quarters. In general, these results reflect the continuing contraction of capital spending on new technology by U.S. companies that began in the first quarter of fiscal 2001. While the slight increase in third quarter systems sales is encouraging, management believes the market for its products continues to be severely hampered by customer pessimism about near-term profit projections and cash flows. This pessimism has caused many U.S. companies to severely slow their capital spending, but not to the point of canceling technology plans and related budgets. Consequently, many companies continue to seek proposals for technology solutions, which has increased the Company's need for pre-sales engineering and design expenses without actual revenues being generated.

Avaya continues to execute its strategy of transitioning many of its accounts to its dealer network and as a result the Company has entered into a long sales cycle with several prominent Avaya customers. This sales cycle requires the Company to introduce itself first to the Avaya account executive, then to the Avaya customer, both of whom must get comfortable with the Company's technical and nationwide implementation capabilities. Subsequently, the Company usually goes through a testing phase with the customer who will give the Company one or two projects to execute. The Company is currently in various stages of this sales cycle with several significant Avaya customers and some orders from these customers have been received.

Management believes that this strategy will ultimately produce significant increases in revenues and gross profits. However, the Company must execute successfully during this long sales cycle and capital spending by these customers will have to improve before the Company realizes significantly improved operating results.

Installation and Service Revenues.

Installation and service revenues consists of the following:

                                       Three Months Ending      Nine Months Ending
                                             July 31,                July 31,
                                     ----------------------  ------------------------
                                        2002        2001         2002        2001
                                     ----------  ----------  -----------  -----------
 Contract & Time and Materials       $4,731,466  $5,784,275  $13,988,892  $16,364,061
 (T&M) revenues
 Commercial installations               404,796   1,276,794    1,776,985    4,655,037
 Lodging installations                  299,570     540,104    1,094,673    3,209,905
 Consulting                             745,602     405,173    1,710,458    1,001,737
                                     ----------  ----------  -----------  -----------
 Total installation and
 service revenue                     $6,181,434  $8,006,346  $18,571,008  $25,230,740
                                     ==========  ==========  ===========  ===========

Revenues from all installation and services activities declined 23% in the third quarter of fiscal 2002 and 26% for the year-to-date period in fiscal 2002 compared to those same periods the previous year. Contract and T&M revenues declined 18% in the third quarter and 15% so far this year. These declines reflect the fact that fewer customers are expanding their businesses and are limiting their discretionary spending to only essential repair activities. Revenues from customers under service contracts, which are mainly related to the Company's lodging sector, are essentially unchanged from prior year levels. Installation revenues are directly related to systems sales and therefore are declining in roughly the same proportion as systems sales. In addition, installation revenues have been adversely affected by a severe decline in cabling (structured wiring) revenues, which are generally associated with new construction or major renovations. In the nine months of fiscal 2001, cabling revenues represented over 23% of total installation revenues compared to 10% for the same period in fiscal 2002. Consulting represents revenues earned from the Company's Professional Services Organization ("PSO") which designs complex voice and data networks, and from the Company's application consulting group. PSO revenues have increased during the year as the Company has successfully promoted the PSO organization as a value-added key differentiator in the marketplace.

Gross Margins.

The gross margins earned on net systems sales were 16.7% in the third quarter of fiscal 2002 compared to 27.4% in the third quarter of last year. For the nine months ending July 31, 2002, gross margins on net systems sales were 21.2% in fiscal 2002 compared to 26.9% in fiscal 2001. These results include declines in both gross margins on systems sales and installation and services and are more fully discussed below.

Gross margins on systems sales for the third quarter of fiscal 2002 were 12.9% compared to 28.5% in the third quarter of fiscal 2001. Gross margins on systems sales for the year-to-date periods were 24.4% in fiscal 2002 compared to 30.1% earned for the first nine months of fiscal 2001. The primary reason for the lower gross margins earned on systems sales in the third quarter was an increase in systems cost of goods sold of $775,000 to increase the reserve for obsolete and slow-moving inventory. This adjustment is more fully discussed in Note 3 to the Consolidated Financial Statements. Without this adjustment, systems sales gross margins would have been 24.6% for the three month and 28.3% for the ninth periods ending July 31, 2002. The remaining portion of the decline in gross margins is due to several issues including product mix, customer mix, and increasing competitive pressures. The Company's gross margins on sales of systems is dependent upon a variety of factors: 1) The Company sells a wide variety of products, some of which generate gross margins in excess of 50% and some of which earn gross margins of less than 20%; 2) The Company sells to several different customer sets, some of which have pre-negotiated discounts with Avaya which result in lower margins to the Company; and 3) As a distributor, the Company purchases products and receives various forms of price support from its suppliers which can vary based on special promotions, the products being purchased, the end-user customer, seasonality, etc. All of these factors contribute to unpredictability in its gross margins on systems sold. Management believes that the lower gross margins earned in fiscal 2002, without the effect of the reserve adjustment discussed above, primarily reflect the heightened competitive market due to the poor economic conditions and expects that it will continue to experience pressure on its gross margins until the overall economy improves and as it continues to increase its sales to larger customers formerly served by Avaya and who have pre-negotiated discount rates.

Gross margins earned on installation and service revenues were 26.5% in the third quarter of fiscal 2002, compared to 33.1% in the third quarter of fiscal 2001 and were 24.1% for the first nine months of this year compared to 27.6% for the first nine months of last year. Gross margins on installation and service revenues have improved throughout fiscal 2002 as the Company has continued to refine its processes and strategically consolidate its technician workforce. For margins to improve to historical levels, sales of systems will have to increase driving installation revenues higher to cover the costs of maintaining an installation and pre-sales technical workforce. Both of these groups of highly trained technicians and engineers represent valuable competencies that the Company has acquired and developed over the past 2 years. These competencies, such as the design of complex, networked voice, data and converged applications, separate the Company from its competitors and represent a key component in the Company's growth strategy. As such, the Company has elected not to adjust its staffing levels in this valuable area of its business to current revenue run-rates in the hopes that the Company will have the ability to out-perform its competitors and realize growth in its revenues.

A final component to the Company's gross margins are the margins earned on other revenues and its corporate cost of goods sold expenses. Other revenues represent sales and cost of goods sold on equipment outside the Company's normal provisioning processes. Corporate cost of goods sold represents the cost of the Company's material logistics and purchasing functions.

Operating Expenses. Operating expenses were $2.2 million or 17.2% of revenues for the third quarter of fiscal 2002 compared to $3.7 million or 17.7% of revenues in the prior year. For the nine-month period ending July 31, operating expenses were $7.6 million or 19.5% of revenues in fiscal 2002 compared to $12.7 million or 18.5% of revenues in fiscal 2001. The decrease in operating expenses reflects: 1) a decrease in the reserve for bad debts of $700,000 which is discussed in Note 2 to the Consolidated Financial Statements, 2) cost reductions undertaken by the Company to adjust to the Company's declining revenue base, 3) reduced commissions expense reflecting the decrease in gross profits, and 4) reduced amortization expense due to the Company's adoption of Statement of Financial Accounting Standard No. 142 regarding the accounting for intangible assets including goodwill. Since April of 2001, the Company has reduced its operating expenses by carefully managing its employee headcount and tight controls over discretionary expenditures. Management believes that its revenue run-rates could grow substantially with only modest increases in operating expenses, significantly increasing the Company's profitability.

Interest Expense and Other Income. Interest expense for the third quarter was $220,000 compared to $536,000 in the prior year. Interest expense for the nine months ending July 31, 2002 was $705,000 compared to $1.8 million in the prior year. These decreases reflect lower average debt for the quarter and interest costs of $66,000 and $180,000 for the third quarter and year-to-date periods capitalized as part of the Company's Oracle implementation capital investment. Other income in the second quarter was $500,000 compared to $108,000 in the prior year. This increase was due primarily to the partial reversal of an acquisition related accrual of $414,000. As part of the Company's purchase of UST stock in November, 1999, the Company inherited an aggressive tax position taken by UST. At the time of the acquisition, the Company chose to accrue for the potential losses to be incurred if the position was overturned. Management, in consultation with its tax advisors, has monitored this matter and believes it is appropriate to reduce the accrual. It is likely that a similar entry will be made in the Company's fourth quarter.

Tax Provision. The Company has recorded a combined federal and state tax provision of 39% in all periods presented reflecting the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins. Net income as a percent of revenues was 1% for the third quarter and year to date period compared to 5% and 4%, respectively, for the same periods last year. Management believes that the Company's current business model and current debt levels will support a target operating margin of 8%. However, the Company will have to realize sustained growth in systems sales to reach that target.

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

U.S. Economy. The market for the Company's products continues to be unpredictable. Overall, customer behavior indicates that pessimism regarding near term economic conditions remains very high and continues to negatively impact capital spending decisions. Management has no prediction as to when such pessimism might wane and therefore the Company has not expressed any forecast of revenues or operating results for the fourth quarter or next fiscal year. It is likely that if the present sales levels continue or decline, management would likely implement additional cuts in operating expenses that might inhibit the Company's ability to design, install and maintain its products, especially those more complex products that management believes are likely to be the Company's major growth drivers of the future.

Credit Facility and Working Capital. Although the Company has met all payment requirements in its credit facility, it is in default of certain of the covenants in the agreement due to its failure to generate sufficient levels of net income. The Company's lenders have waived the default. However, as the Company's net income has declined over the past year, the lenders have continued to reduce the Company's access to working capital. Under the waiver agreement, which is more fully described under Note 8 of the Consolidated Financial Statements, the Company's availability under the working capital revolver has been reduced to a maximum of $2 million and a new covenant has been formulated requiring the Company to generate quarterly cash earnings (as defined in the agreement) equal to the Company's quarterly principal and interest payments. In an effort to meet this requirement, the Company is aggressively reviewing its operating expenses for further potential expense reductions and is evaluating possible ways to raise additional capital in the form of convertible debt, convertible preferred stock, or equity. It is likely that if the Company raises additional capital, the ownership of present common stockholders would be diluted; however, it is impossible to estimate the amount of dilution at this time. No assurance can be given that the Company can raise additional capital at acceptable costs or dilutions levels or at all. Should the Company be unable to meet the covenant described above, it is likely that the Company's lenders would take additional actions to reduce their exposure to potential future payment default. These actions could include reduction or elimination of the working capital revolver, accelerated principal payments, or calling for the note to be paid in full immediately. In such a case, it is likely that management would be forced to pursue more drastic tactics which might include selling equity at a substantial discount to current market prices, delaying payments to vendors, laying off key technical and managerial personnel, and possibly seeking bankruptcy protection.

Dependence Upon Avaya. In addition to the risk factors discussed in the Annual Report on Form 10-K regarding the Company's dependence upon Avaya, the Company, throughout fiscal 2002, has devoted substantial sales efforts and resources into its partnering arrangement with Avaya to serve Avaya's customer base as Avaya transforms its distribution model from a primarily direct to a primarily indirect sales model using its dealer network. In this regard, the Company has been marketing itself to the Avaya account executive community who, in turn, have been increasingly inviting the Company to make joint sales calls with Avaya on some of these large accounts. To date, the Company has experienced very long sales cycles and significant up front expenses with this process and although quoting activity and sales funnels have built to record levels in the first half of the year, actual orders for new systems have not been produced in significant enough quantities to improve or even maintain the Company's operating results. Management strongly believes that its strategy of partnering with Avaya to serve these major accounts is the correct strategy and will eventually produce strong revenue growth. However, most of the customer accounts involved are very large enterprises with long relationships with Avaya. There can be no assurance that these accounts will agree to allow an Avaya business partner to service their equipment fulfillment needs without long trial periods or at all. Should this sales strategy fail or take much longer to materialize than management expects, it is likely that the Company's operating results would be materially and negatively impacted.

Viability of the Company's Operating Model. As discussed under "Results of Operations" above, management has targeted operating margins of 8% for the Company under its present capital structure.

Reaching this level of operating margins requires several key developments to occur including: significantly increasing revenues; holding manpower levels and other selling, general and administrative costs close to the levels achieved in the third quarter while increasing revenues; and significantly improving the gross margins earned on service revenues. Due to the various reasons described throughout this report, there is uncertainty whether or not the Company can realize the increased revenues that are needed to meet its operating margin target. Until such revenues materialize, management believes that if revenues stay constant with third quarter levels, it is reasonable to expect operating results to stay constant as well.

Technology Infrastructure and Information Systems. Since early 2001, the Company has been consolidating four legacy information technology systems into one newly installed ERP platform. This consolidation is a key final step of integration of the Company's acquired businesses into one operating unit. However, due to the Company's need to conserve cash flows and limits on capital expenditures placed on the Company by its lenders, the Company has substantially reduced the work it is performing to complete the new platform. If the Company's financial performance does not improve substantially, it is possible that the Company will be forced to completely halt all activities surrounding the new ERP system and that the value of its investment will erode, never be realized, or be substantially written-down in value.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates. In November 2001, the Company entered into interest rate swap agreements with each of its banking partners for the purpose of hedging against future increases in interest rates. The interest rate swap agreements allow the Company to pay a fixed interest rate of 3.32% (before application of the bank's pricing margin) on a portion of its outstanding debt. At July 31, 2002, the Company had $7.175 million of outstanding debt subject to interest rate fluctuations. A hypothetical 10 percent change in such interest rates would not have a material effect upon the Company's consolidated results of operations or cash flows.


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Regarding the PHONOMETRICS' litigation, which the Company is monitoring, Phonometrics' appeal of the Final Judgment order entered by the Florida District Court for the Defendant Hotel companies against Phonometrics' is currently pending with the Federal Circuit Court of Appeals. During the Quarter for with this report is being made, the Florida District Court has issued orders awarding attorneys' fees and costs to the Defendant Hotel companies. Phonometrics' has filed an appeal of those awards with the Federal Circuit Court of Appeals. A detailed description of the Phonometrics' cases is contained in the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 2001 filed with the Commission on January 29, 2002, the Company's Quarterly Report on Form 10-Q for the first quarter ended January 31, 2002, filed with the Commission on March 18, 2002, and the Company's Quarterly Report on Form 10-Q for the second quarter ended April 30, 2002, filed with the Commission on June 12, 2002.

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

                                          XETA Technologies, Inc.
                                          (Registrant)


Dated:  September 13, 2002          By:   /s/  Jack R. Ingram
                                       ---------------------------------
                                          Jack R. Ingram
                                          Chief Executive Officer


Dated:  September 13, 2002          By:   /s/  Robert B. Wagner
                                       ---------------------------------
                                          Robert B. Wagner
                                          Chief Financial Officer

                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION


I, Jack R. Ingram, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of XETA Technologies, Inc;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 13, 2002

/s/  Jack R. Ingram
------------------------------------
Jack R. Ingram
Chief Executive Officer


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the certifications as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before August 29, 2002, the Effective Date of Rules 13a-14 and 15d-14.

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION


I, Robert B. Wagner, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of XETA Technologies, Inc;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.


Date:  September 13, 2002

/s/  Robert B. Wagner
------------------------------------
Robert B. Wagner
Chief Financial Officer


EXPLANATORY NOTE REGARDING CERTIFICATIONS: Representations 4, 5 and 6 of the Certifications as set forth in Form 10-Q have been omitted, consistent with the Transition Provisions of SEC Exchange Act Release No. 34-46427, because this Quarterly Report on Form 10-Q covers a period ending before August 29, 2002, the Effective Date of Rules 13a-14 and 15d-14.

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

   (18)    LETTER RE:  CHANGE IN ACCOUNTING PRINCIPLES - Inapplicable.

   (19)    REPORT FURNISHED TO SECURITY HOLDERS - None.

   (22) PUBLISHED REPORT REGARDING MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS - None.

   (23)    CONSENTS OF EXPERTS AND COUNSEL - None

   (24)    POWER OF ATTORNEY - None.

   (99)    ADDITIONAL EXHIBITS -

           99.1   Certification of the Company's Chief Executive Officer, Jack
                  R. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           99.2   Certification of the Company's Chief Financial Officer, Robert
                  B. Wagner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Previously filed.