Form 10-K
period 2002-10-31
XETA TECHNOLOGIES INC
filed 2003-01-29
CIK 742550

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended October 31, 2002

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

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

             Yes              No  X
                 ---             ---

    The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the Nasdaq closing price on April 30, 2002, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $39,692,529.

    The number of shares outstanding of the registrant's Common Stock as of December 31, 2002 was 9,702,952 (excluding 1,018,788 treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held April 3, 2003 are incorporated into Part III, Items 11 through 13 hereof.

                                     PART I

    Our disclosure and analysis in this report and in our 2002 Annual Report to Shareholders contain some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events, but are not guarantees of performance. Actual results may differ materially from those described in forward-looking statements. Many factors mentioned in this report will be important in determining future results. Therefore, you are requested to read the more detailed cautionary statement about forward-looking statements set forth in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" below, and to consider all forward-looking statements in light of the risks and uncertainties described under the heading "Outlook and Risk Factors" under Item 7 below.

ITEM 1.  BUSINESS

DEVELOPMENT AND DESCRIPTION OF BUSINESS

    XETA Technologies, Inc. (the "Company"), an Oklahoma corporation formed in 1981, is a leading provider of integrated communications solutions including: traditional voice and data products as well as converged systems applications such as VoIP, wireless, contact centers, unified messaging, and video solutions. We specialize in providing these solutions to multi-location mid-size and large companies throughout the United States. In addition to selling these products to customers, we derive a significant portion of our revenues and gross profits from the installation and maintenance of these systems, utilizing our nation-wide network of Company-employed design engineers and service technicians as well as our 24-hour, 7-days-per-week call center located in our headquarters building in Broken Arrow, Oklahoma.

    For the past two years, we have been battling difficult macro-economic conditions as capital spending on new technology products, especially telecommunications products, has been severely restricted by most U.S. companies. As a result, we've had to adopt several defensive tactics to remain profitable. These tactics included suspending most growth-oriented activities, maintaining operating expenses at levels commensurate with revenues, and generating significant positive cash flows from operations. While doggedly executing these tactics, we've kept our overall vision intact by maintaining our core technical competencies and improving operational efficiencies, especially those directly related to customer satisfaction.

    As we enter fiscal 2003, the near-term direction of the market for our products is mixed. We completed the last half of fiscal 2002 with quarter-over-quarter growth in revenues and we're guardedly optimistic that the Company can return to year-over-year growth in revenues and profits in fiscal 2003. However, the market remains fragile. A sudden and severe downturn, similar to those experienced in each of the last two fiscal years, could still occur forcing us to quickly resume a defensive posture.

    Regardless of near-term prospects, we remain confident in our long-term vision. Specifically, the rapid development of converged voice and data networks continues to occur and adoption of these new technologies and their related applications is also beginning to accelerate. Despite the difficult economic conditions of the last two years, we believe the Company is well-positioned to expand rapidly when spending on these systems begins to grow modestly again.


COMMERCIAL PRODUCTS

    We are one of the largest authorized dealers of Avaya, Inc.'s ("Avaya") products in the U.S. We sell a broad line of Avaya communications systems and software for enterprises including converged voice and data, customer relationship management and messaging. Our converged voice and data network products provided by Avaya include traditional voice communications systems and IP telephony offerings. Traditional voice products are marketed under the DEFINITY(R) Solutions product family. Definity systems provide reliable voice communications and offer integration with a customer's data network. These systems will support a wide variety of voice and data applications such as call centers, messaging, and VoIP. The Definity systems can be "IP-enabled" to facilitate the transition to more advanced systems with fully integrated voice and data networks. We also sell traditional voice products for medium and small users under the MERLIN MAGIX(TM) Systems and the PARTNER(R) Communications Systems product families. We market Avaya's messaging systems under the name AUDIX(R).

    Our advanced communications product offering from Avaya is marketed under the name ECLIPS, or Enterprise Class of IP Solutions. Avaya significantly expanded this product line during fiscal 2002. This new generation of IP-based products is driven by Avaya's MultiVantage(TM) voice application software coupled with a variety of highly configurable network elements including Avaya's Media Servers, Media Gateways, and proprietary software applications. The ECLIPS line is designed to offer customers a high level of choice in configurations for both centralized and distributed business environments, including global, multi-site, campus, branch, remote and home office communications environments. Customers, with the help of our design engineers, can design their systems to their unique needs and scale from 40 or fewer users to more than 1 million. These new ECLIPS products are in addition to the IP600 product line introduced in 2001. The IP600 series can be upgraded to the MultiVantage software.

    We also sell data networking products to the commercial market under non-exclusive dealership agreements with Cisco and Hewlett Packard.


HOSPITALITY PRODUCTS

    Communications Systems. We distribute Avaya's DEFINITY(R) Guestworks(TM) Systems and Hitachi's 5000(R) Series Digital Communications Systems to the hospitality industry under nationwide, non-exclusive dealer agreements with both vendors. Both of these systems are equipped with lodging specific software, which integrates with nearly all aspects of the hotel's operations. We also offer a variety of related products such as voice mail systems, analog telephones, uninterruptible power supplies, announcement systems, and others, most of which also have lodging specific software features. Most of these products are sold in conjunction with the sale of new communications systems and, with the exception of voice mail systems, are purchased from regional and national suppliers. Sales of communications systems to the lodging industry represented 11%, 12%, and 13% of total revenues in fiscal 2002, 2001, and 2000, respectively.

    Call Accounting Products. We also market a line of proprietary call accounting systems under the XL(R) and Virtual XL(R) ("VXL") series name. Introduced in 1998, the VXL is a PC-based system designed to operate on a hotel's local or wide area network, and if that network is connected to the Internet, the VXL can also be accessed via an Internet connection. The VXL systems are our latest technology in a series of call accounting products we have successfully marketed since our inception. Many of those earlier products remain in the field and are supported by our service and technical staff.


INSTALLATION AND SERVICES

    We have nation-wide Customer Service, Project Management, Professional Services, Installation and Consulting organizations to support our customers. This extensive services organization is one of the key differentiators between our competitors and us. The purchase price of our systems typically includes charges for professional services, project management activities, and installation costs, all of which are reflected as installation and service revenues in our financial statements.

    Our service organization includes our National Service Center ("NSC") housed at our headquarters building in Broken Arrow, OK. We support our customers who have purchased maintenance contracts on their systems from the NSC as well as other customers who use the NSC who purchase service on a time and materials basis. We employ a network of highly trained technicians who are strategically located in major metropolitan areas and can be dispatched by the NSC to support our customers in the field or install new systems. We also employ a cadre of design engineers (the Professional Services Organization "PSO") trained in the design of the new, converged networks discussed above. The PSO provides high-end services to assist our customers in navigating their way to a cost-effective and productivity-boosting network design. Much of the work done by the PSO represents pre-sales work and is often not recovered in revenues, representing a significant investment. We believe, however, that by hiring the most qualified personnel possible and keeping their talents in-house, we have built a competitive advantage in the marketplace as most of our competitors do not have the financial strength to make this investment. Finally, we have a boutique software consulting operation to assist customers in Microsoft Exchange and Unified Messaging applications. Revenues from our software consulting business are mostly derived from the Pacific Northwest region and represent less than 2% of total revenues.

    For our distributed products, we typically pass on the manufacturer's limited warranty, which is generally one year in length. Labor costs associated with fulfilling the warranty requirements are generally borne by us. For Avaya products, we attempt to sell Avaya's post-warranty maintenance contracts, for which we earn a commission. In some circumstances however, we sell our own post-warranty maintenance plan. Most of these contracts are with our lodging industry customers. Hitachi, unlike Avaya, does not have its own field service force. Therefore, for Hitachi products, which are distributed only to our lodging customers, we always attempt to sell our own post-warranty maintenance contract.

    For proprietary call accounting products sold to the lodging industry, we provide our customers with a limited one-year warranty covering parts and labor. Subsequent to the expiration of the warranty, we offer after-market service contracts to our lodging customers under one year and multi-year service contracts. We earn a significant portion of our recurring service revenues from lodging customers who maintain service contracts on their systems.


SOFTWARE AND PRODUCT DEVELOPMENT

    We have traditionally developed proprietary telecommunications products specifically for the lodging industry. However, as a result of our expansion into the general commercial market and other various changes in technology which have decreased the importance of call accounting systems in the lodging industry, we have redirected our development resources toward internal IT needs. We do not expect a significant change in this strategy in the near future.


MARKETING

    Our marketing efforts to the commercial sector (non-lodging) are targeted at the "enterprise" space, which is loosely defined as mid-sized to large commercial customers. We especially prefer complex, multi-site applications in which we can leverage our in-house PSO capabilities and our standard nation-wide implementation capabilities. We market our products and services through our direct sales force and through relationships with Avaya's direct sales force under Avaya's Business Partner program. This program is part of Avaya's announced corporate strategy of moving significant portions of its equipment sales revenues into its dealer channels. As such, we market our implementation abilities to Avaya's direct sales force as well as directly to end-users. When partnering with Avaya to provide design, equipment and installation of communications solutions to customers, we typically work directly with the customer, take title to the inventory prior to its shipment to the customer and are responsible for the entire implementation project.

    In addition to the broad commercial sector, we also have marketing initiatives into two specific vertical markets: government and healthcare. These initiatives generally encompass having sales personnel dedicated to understanding the unique needs and buying channels of these markets and tailoring our solutions designs and implementation to these markets. In January 2003, we launched an additional initiative into the mid-market sector. In this initiative, we will focus our sales efforts on mid-sized businesses in specific large metropolitan areas.

    Our marketing effort to the lodging industry relies more heavily on our experience and reputation. Over the course of serving this market for 20 years, we have built strong long-term relationships with a wide range of personnel (corporate hotel chain personnel, property management officials, industry consultants, hotel owners, and on-site financial or operating officers) that can be the key decision makers for the purchase of hotel telecommunications equipment. We have relationships with nearly all hotel chains and major property management companies. These relationships are key to our past and future success and our marketing efforts are targeted at strengthening and deepening those relationships rather than the more broad promotional efforts sometimes employed in our marketing efforts to the commercial sector.

    In addition, we offer a variety of sales programs to the lodging industry, the most significant of which is the XETAPLAN program. Under the XETAPLAN program, customers are provided one of our call accounting products for a period of three to five years in exchange for a monthly fee paid to us. Service on the products is also included in the contract. For communications systems we sell to the lodging industry, we offer a package of value-added services including a call accounting system and a service package with a specified number of free labor hours and weekly appointments with our certified technicians to correct minor malfunctions or to perform routine maintenance.

MAJOR CUSTOMERS

    During fiscal 2002, we did not have any single customer that comprised more than 10% of our revenues.


BACKLOG

    At December 31, 2002 our backlog of orders for systems sales was $5.9 million compared to $2.7 million at the same time last year. We expect all of this backlog to ship and be recognized as revenue by October 31, 2003.


COMPETITION

    Commercial. The market for the communications systems products and services we sell is highly competitive. As communications systems rapidly evolve from stand-alone voice systems to highly integrated, software-driven, IP-based systems, they become subject to more rapid technological change. We have chosen to sell the Avaya voice product line to our commercial sector because we believe Avaya is the market leader in enterprise communications systems, call centers, and messaging systems. Our competitive position in the commercial market is therefore directly related to Avaya's ability to continue to be the market leader in these product lines. There are several manufacturers, some of which have greater financial, sales, marketing, distribution, technical, manufacturing, and other resources than Avaya, who are competing fiercely in this rapidly changing market. These competitors include: Cisco Systems, Inc., Nortel Networks Corporation, Siemens Aktiengesellschaft, and Alcatel S.A. In addition to other manufacturers' products and their direct and indirect sales forces, we face significant competition from the other over 1,100 Avaya dealers in the U.S. We believe most of these dealers do not have our technical competence, nation-wide capabilities, and financial strength, but many compete very effectively in certain product lines or in certain geographic areas.

    Hospitality. We sell both Avaya and Hitachi communications systems to the lodging market and, as such, face similar competitive pressures to those discussed above under "Commercial Competition". However, since the lodging market is a small, niche market, we believe our most effective competitive strengths are the performance and reliability of our proprietary hospitality systems and our high level of service commitment to this unique market. While we believe that our reputation and nation-wide presence contribute significantly to our success in the lodging market, there can be no assurance given that we will be able to continue to expand our market share in the future.


MANUFACTURING

    All of the assembly of systems relates to our proprietary call accounting systems sold exclusively to the lodging industry. As a mature product line, these systems comprise less than 2% of our total revenues. We assemble these products, which include the XL(R), Virtual XL(R), and XPERT(R) systems, from an inventory of components, parts and sub-assemblies obtained from various suppliers. These components are purchased from a variety of regional and national distributors at prices which fluctuate based on demand and volumes purchased. Some components, although widely distributed, are manufactured by a single, usually foreign, source and are therefore subject to shortages and price fluctuations if manufacturing is interrupted. We maintain adequate inventories of components to mitigate short-term shortages and believe the ultimate risk of long-term shortages is minimal. Our proprietary products are based on PC technology, which is continually and rapidly changing. As a result, some of the components originally designed for use in our systems have been phased out of production and replaced by more advanced technology. To date, these substitutions have not forced us to substantially redesign our systems and there has been minimal effect on the overall system cost. There can be no assurance given, however, that future obsolescence of key components would not result in unanticipated delays in shipments of systems due to redesign and testing of assemblies.

    We use outside contractors to assemble our proprietary printed circuit boards. The components and blank circuit boards are purchased, inventoried, and supplied to the outside contractor for assembly and quality control testing. We perform various quality control procedures, including powering up completed systems and allowing them to "burn-in" before being assembled into a final unit for a specific customer location, and performing final testing prior to shipment.

EMPLOYEES

    At December 31, 2002, we employed 285 employees, including 1 part-time employee.


COPYRIGHTS, PATENTS AND TRADEMARKS

    We recognize that our reputation for quality products and services gives value to our product and service offerings names. Therefore, we place high importance upon protecting such names by obtaining registered trademarks where practicable and appropriate. We own registered United States trademarks on the following names for use in the marketing of our services and systems: "XETA," "XETAXCEL," "XACT," "XPERT," "XPERT+," "XL," "XPANDER," and "Virtual XL." All of these marks are registered on the principal register of the United States Patent and Trademark Office ("PTO"), with the exception of XPANDER(R), which is registered on the supplemental register. We have also applied for U.S. trademark registration of the name "XTRAMILE," which application is currently pending.

    We attempt to protect our proprietary technology through a combination of trade secrets, non-disclosure agreements, copyright claims, and technical measures. We believe that patent protection is less significant to protecting our proprietary technology and technical expertise than the other measures listed above. For this reason, we have never applied for patents on our hardware or software technology with the exception of the technology for "XPANDER."


ITEM 2.  PROPERTIES

    Our principal executive office and Service Center are located in a 37,000 square foot, Company-owned, single story building located in a suburban business park near Tulsa, Oklahoma. This facility also houses the Company's warehouse and assembly areas to support its hospitality sales channel. The building is located on a 13-acre tract of land. The property is subject to a mortgage held by Bank One, Oklahoma, NA, to secure the Company's credit facility.

    Our commercial channel shipping operations are primarily located in leased facilities in St. Louis, Missouri. In addition to the warehouse, this facility houses sales staff, technical design, professional services, and installation support personnel. We also lease other office space throughout the U.S. for sales, consulting, and technical staff and have informal office arrangements with our regional technicians to allow for some storage of spare parts inventory.


ITEM 3.  LEGAL PROCEEDINGS

    Since 1994, we have been monitoring numerous patent infringement lawsuits filed by Phonometrics, Inc., a Florida company, against certain telecommunications equipment manufacturers and hotels who use such equipment. While we have not been named as a defendant in any of these cases, several of our call accounting customers are named defendants. These customers have notified us that they will seek indemnification under the terms of their contracts with us. However, because there are other equipment vendors implicated along with us in the cases filed against our customers, we have never assumed the outright defense of our customers in any of these actions.

    All of the cases filed by Phonometrics against our customers were originally filed in, or transferred to, the United States District Court for the Southern District of Florida. In October 1998, the Florida Court dismissed all of the cases filed against the hotels for failure to state a claim, relying on the precedent established in Phonometrics' unsuccessful patent infringement lawsuit against Northern Telecom. Phonometrics appealed the Florida court's order and the United States Court of Appeals for the Federal Circuit reversed the District Court's dismissal of the cases, but did so solely upon the basis of a procedural matter. The Appeals Court made no ruling with respect to the merits of Phonometrics' case and remanded the cases back to the Florida court for further proceedings. These cases were reopened in April 2000. In November 2001 several defendant hotels filed motions for summary judgment. These motions were granted in favor of the defendant hotels and the cases were closed after final judgment was issued against Phonometrics in April 2002. Subsequently, Phonometrics filed an appeal of the judgment, which is currently pending. In August 2002, the defendant hotels were awarded attorneys' fees and costs. Thereafter, Phonometrics filed an appeal of this award as well, which is also currently pending. We will continue to monitor proceedings in these actions.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
         MATTERS.

    Our Common Stock, $.001 par value, is currently traded on the over-the-counter market and is reported in the National Association of Securities Dealers Automated Quotation ("NASDAQ") System under the symbol "XETA."

    The high and low bid prices for the Common Stock, as reported by the National Association of Securities Dealers through its NASDAQ System, for each of the quarters during our two most recent fiscal years are set forth below. These prices reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.


                                       2002                   2001
                                       ----                   ----

                                 High         Low       High          Low
                                 ----         ---       ----          ---

         Quarter Ending:
         ---------------
         January 31              6.20        3.63       12.00        8.31
         April 30                7.00        4.78       11.63        5.01
         July 31                 6.00        1.80        6.40        4.26
         October 31              2.55        1.05        6.02        3.49

    We have never paid cash dividends on our Common Stock. Payment of cash dividends is dependent upon our earnings, capital requirements, overall financial condition and other factors deemed relevant by the Board of Directors. Currently, we are prohibited by our credit facility from paying cash dividends.

    As of December 31, 2002, the latest practicable date for which such information is available, we had 184 shareholders of record. In addition, based upon information received as of December 11, 2002, we have approximately 5,916 shareholders who hold their stock in brokerage accounts.

                      EQUITY COMPENSATION PLAN INFORMATION



                                                                                                     Number of securities
                                                                                                     remaining available for
                                                                                                     future issuance under
                                     Number or securities to           Weighted-average              equity compensation
                                     be issued upon exercise of        exercise price of             plans (excluding
                                     outstanding options, warrants     outstanding options,          securities reflected in
            Plan Category            and rights                        warrants and rights           column (a))

                                                (a)                            (b)                            (c)
    Equity compensation plans
    approved by security holders               674,940                      $  7.57                         68,400

    Equity compensation plans not
    approved by security holders               985,400(1)                   $  4.15                              0

    Total                                    1,660,340                      $  5.58                         68,400

(1) All of these options were granted as part of an initial compensation package to several different officers of the Company upon their hiring. These options generally vested or were earned over periods ranging from one to three years, and are exercisable for a period of ten years from the date of grant or date earned.

ITEM 6.  SELECTED FINANCIAL DATA.


   For the Year Ending October 31,                    2002            2001             2000             1999            1998
                                                  -----------     -----------      -----------      -----------     -----------
Results of Operations
   Systems sales                                  $    27,852     $    52,028      $    70,231      $    17,857     $    11,232
   Installation and Service sales                      25,390          33,105           31,220           18,766          13,220
   Other revenues                                         498             921              968              640             995
                                                  -----------     -----------      -----------      -----------     -----------
   Total Revenues                                      53,740          86,054          102,419           37,263          25,447
                                                  -----------     -----------      -----------      -----------     -----------
   Cost of equipment sales                             21,384          36,261           47,480           10,412           7,141
   Cost of installation and services                   18,803          23,616           21,627           12,206           8,536
   Cost of other revenues & corporate COGS              1,956           2,759            2,482              655             775
                                                  -----------     -----------      -----------      -----------     -----------
   Total Cost of Sales                                 42,143          62,636           71,589           23,273          16,452
                                                  -----------     -----------      -----------      -----------     -----------
   Gross Profit                                        11,597          23,418           30,830           13,990           8,995
   Operating expenses                                  10,459          16,069           18,452            7,622           4,757
                                                  -----------     -----------      -----------      -----------     -----------
   Income from operations                               1,138           7,349           12,378            6,368           4,238
   Interest and other income (expense)                    309          (1,623)          (1,761)             665             671
                                                  -----------     -----------      -----------      -----------     -----------
   Income before taxes                                  1,447           5,726           10,617            7,033           4,909
   Provisions for taxes                                   569           2,245            4,156            2,750           1,855
                                                  -----------     -----------      -----------      -----------     -----------
   Net income                                     $       878     $     3,481      $     6,461      $     4,283     $     3,054
                                                  ===========     ===========      ===========      ===========     ===========

   Earnings per share - Basic                     $      0.09     $      0.38      $      0.77      $      0.53     $      0.38
   Earnings per share - Diluted                   $      0.09     $      0.36      $      0.66      $      0.46     $      0.33
   Weighted Average Common Shares Outstanding           9,375           9,061            8,350            8,021           8,120
   Weighted Average Common Share Equivalents            9,866           9,698            9,762            9,254           9,372


   As of October 31,                                  2002            2001             2000             1999            1998
                                                  -----------     -----------      -----------      -----------     -----------
Balance Sheet Data:
   Working Capital                                $     8,580     $    11,214      $    15,145      $     8,021     $     5,122
   Total Assets                                        59,384          67,285           74,149           25,316          18,292
   Long Term Debt, less current portion                11,565          14,853           17,983               --              --
   Shareholders' Equity                                32,521          31,197           25,565           14,551          11,185

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

    In the following discussion and elsewhere in this Annual Report on Form 10-K, we make forward-looking statements regarding future events and our future performance and results. These and other forward-looking statements are not guarantees of performance, but rather reflect our current expectations, estimates and forecasts about the industry and markets in which we operate, and our assumptions and beliefs based upon information currently available to us. Forward-looking statements can generally be identified by words such as "expects," "anticipates," "targets", "plans," "believes," "intends," "projects," "estimates," and similar words or expressions. These forward-looking statements are subject to risks and uncertainties, which are difficult to predict. Thus, actual results may differ materially and adversely from those expressed in such statements. Factors that might cause or contribute to such different results include, but are not limited to, those discussed below in this Report under the heading "Outlook and Risk Factors," and in our Quarterly Reports on Form 10-Q and other reports filed by us with the Securities & Exchange Commission. Consequently, investors are cautioned to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties. Further, all forward-looking statements are subject to the provisions of the Private Securities Litigation Reform Act of 1995.


OVERVIEW

    For the year ending October 31, 2002, we reported net income of $.878 million or $.09 per share diluted on revenues of $53.7 million. These results compare to net income of $3.481 million or $.36 per share diluted on revenues of $86.1 million in fiscal 2001. These results reflect the difficult market conditions that began in the first quarter of fiscal 2001 and continued into fiscal 2002 producing declines of nearly 50% in year-over-year systems revenues. These market conditions were marked by an unusually high degree of customer pessimism producing extended buying cycles and project deferments. Beginning in the second quarter of fiscal 2001 when we found ourselves in a very difficult economic environment, we suspended most of our planned growth initiatives and primarily executed a set of short-term, defensive tactics designed to achieve three goals: remain profitable, generate sufficient cash flows to support our debt service requirements, and maintain and even enhance our core competencies that are our primary differentiators in the market. We achieved these goals by carefully managing our headcount, controlling discretionary expenditures, and aggressively managing our accounts receivable and inventories. In so doing, we have been able to retain the employees possessing the key skill sets related to the design and implementation of complex voice, data and integrated communications systems. Therefore, our ability to re-institute our growth initiatives has not been compromised during the recent downturn.


RESULTS OF OPERATIONS

    Year ending October 31, 2002 compared to October 31, 2001. Net revenues for fiscal 2002 were $53.7 million compared to $86.1 million in fiscal 2001, a 37% decline. Net income for fiscal 2002 was $.878 million compared to $3.481 million in fiscal 2001, a 75% decline. Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2002.

    Systems Sales. Sales of systems and equipment were $27.9 million in fiscal 2002, a 46% decrease from fiscal 2001. This decrease consisted of a decrease in systems sales to commercial customers of $20.2 million or 48% and a decrease in systems sales to lodging customers of $4 million or 40%. These decreases reflect the market conditions present during fiscal 2002 in which customers severely curtailed capital spending on telecommunications related equipment. These decisions by customers reflected an unusually high degree of pessimism regarding the overall economy, as customers perceive the need to use their available capital cautiously until a clear economic recovery is underway. We believe that customers have, in most cases, deferred their buying decisions temporarily rather than canceling planned projects.

    A significant portion of our commercial equipment sales continue to be derived from our "Business Partner" relationship with Avaya, Inc. ("Avaya"). Avaya is pursuing a strategy of moving a greater portion of its revenues through its dealer sales channel. With our unique, in-house design capabilities and nation-wide sales and implementation capabilities, we are well positioned to take advantage of this strategy and we carefully cultivate relationships with the Avaya sales team. Under these arrangements, we take title to the equipment and then sell it directly to the end-user customer, bearing the collection and warranty risks.

    Installation and Service Revenues. Revenues earned from installation and service related activities were $25.4 million, a 23% decrease from fiscal 2001. Installation and service revenues are comprised of four primary segments:
Installation, Contracts, MAC, and Consulting. Installation revenues, which are derived primarily from sales of new systems, decreased 55% in fiscal 2002 compared to the prior year. Contract revenues increased 1% in fiscal 2002. Contract revenues are derived primarily from our base of lodging customers who have contracts with us to maintain their phone and call accounting systems. These revenues are relatively stable from year-to-year and provide us with a key source of profitability and cash flows. These consistent revenues were the key to our remaining profitable during the market downturn we have experienced over the past two years. MAC revenues represent revenues we earn from customers for moves, adds and changes to their systems, or other services contracted for on a time and materials basis. A portion of these revenues is affected by general economic trends as customers defer minor upgrades, expansions, and preventative maintenance projects during down business cycles. Consequently, MAC revenues decreased 40% in fiscal 2002. Consulting revenues increased 65% in fiscal 2002 reflecting our increased emphasis on providing professional services to customers as well as the increase in complex implementations completed.

    Gross Margins. Gross margins were 21.6% in fiscal 2002 compared to 27.2% in fiscal 2001. This decrease consisted of a decrease in gross margins earned on systems sales to 23.2% in fiscal 2002 compared to 30.3% in fiscal 2001 and a decrease in gross margins earned on services revenues to 25.9% in fiscal 2002 compared to 28.7% in fiscal 2001.

    One of the primary factors affecting our gross margins on systems sales during fiscal 2002 was an adjustment we made to the reserve for inventory obsolescence. During the third quarter, we increased the reserve for obsolete inventory by $775,000. This increase was charged to systems cost of goods sold in our financial statements. Without this non-recurring adjustment, our gross margins on systems sales would have been 26%. The remainder of the decline in gross margins is related to a variety of factors including product mix, customer mix, and increasing competitive pressures. Our gross margins on sales of systems is dependent upon a variety of factors: 1) we sell a wide variety of products, some of which generate gross margins in excess of 50% and some of which earn gross margins of less than 20%; 2) we sell to several different customer sets, some of which have pre-negotiated contracts with Avaya which result in lower margins for us; and 3) as a distributor, we receive various forms of financial incentives from our suppliers and from Avaya which can vary based on special promotions, product-types purchased, the end-user customer, seasonality, etc. All of these factors contribute to the unpredictability of our systems gross margins. In fiscal 2002, in addition to the adjustment discussed above, we believe the decline in systems gross margins is also due to competitive pressures reflecting the poor economic conditions present during the year. We believe that our gross margins on systems sales will continue to be under pressure and we expect gross margins on systems sales in fiscal 2003 to be similar to those earned in fiscal 2002 without the effect of the reserve adjustment.

    The decline in gross margins earned on services revenues is directly related to the decline in sales of systems, which as discussed above, is the primary driver of the installation and professional services components of our services revenues. A significant portion of our services costs of sales are relatively fixed headcount related expenses such as wages, benefits, payroll taxes, etc. Therefore, as our installation revenues have declined, our margins on this component of our services revenues have suffered in direct proportion. Also, we maintain a staff of professional design and implementation engineers who are highly trained and uniquely qualified technicians. This group, known as our Professional Services Organization ("PSO"), is key to our ability to design and implement complex, voice, data, and converged communications systems. In addition, we have a group of Microsoft-certified software engineers who integrate complex software applications and perform operating systems administration ("AOS") for customers. Throughout the downturn in our business, we have made careful reductions in our overall headcount to remain profitable. We have chosen, however, to maintain the PSO and AOS groups to be able to preserve our long-range strategy. While the AOS group operates at small operating profit, this choice has had significant, negative implications on our services margins as most of the PSO's efforts are expended in pre-sales related design and quote activities. Without sufficient professional services fees generated by systems sales, the costs of operating the PSO group must be covered by other more profitable components of the services organization. However, as one of the primary differentiators between us and our competitors, we are committed to maintaining the PSO group as long as possible and still remain profitable.

    A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold expenses. Other revenues represent sales and cost of goods sold on equipment outside the Company's normal provisioning processes. Corporate cost of goods sold represents the cost of the Company's material logistics and purchasing functions.

    Operating Expenses. Operating expenses were $10.5 million or 19.4% of revenues in fiscal 2002 compared to $16.1 million or 18.7% of revenues in fiscal 2001. The decrease in operating expenses reflects: 1) cost reductions totaling approximately $2.3 million produced primarily by reduced headcount, salary reductions for officers and directors, and reduced marketing expenditures to adjust to our declining revenue base, 2) reduced commission expense of $1.2 million reflecting the decrease in gross profits, 3) a non-recurring adjustment to decrease the reserve for bad debts of $700,000, and 4) reduced amortization expense of $1.4 million due to our adoption of Statement of Financial Accounting Standard No. 142 ("SFAS 142") regarding the accounting for intangible assets and goodwill. In the third quarter, we determined that our efforts to collect our accounts receivables had succeeded sufficiently that our allowance for doubtful accounts was significantly overstated. As a result, we reduced the allowance by $700,000 in the third quarter. This amount was recorded as a reduction in selling, general and administrative expenses. The balance of the reserve for bad debts at October 31, 2002 was $346,000, which we believe is adequate. Since April of 2001, we have managed our operating expenses primarily by closely monitoring and managing our headcount and by implementing tight controls over discretionary expenditures. We believe that our current sales, IT, and administrative staffing levels are appropriate for our present activity levels and could support substantially increased revenue levels, thereby significantly increasing our profitability as revenue increase.

    We adopted SFAS 142 as of November 1, 2001. Upon adoption of this standard, we were required to conduct an initial test of potential impairment of the recorded value of goodwill on our balance sheet to be followed by annual tests for impairment. Impairment, as defined by SFAS 142, is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. We completed the initial evaluation as of the date of adoption and the first annual test of impairment was completed as of October 31, 2002. To assist in the valuations, we hired independent valuation experts who conducted the testing in accordance with generally accepted appraisal standards and SFAS 142, and performed such procedures as they considered necessary in their sole discretion. The valuation experts performed various macro and micro economic analyses, reviewed our historical financial statements, interviewed various members of our management, identified comparable companies, and applied a variety of other valuation techniques. Fair value was determined by applying a weighted average to various generally accepted valuation methodologies, including discounted future cash earnings and market valuation (i.e. quoted prices for sales of similar companies or securities). In both the evaluations conducted to date, which were performed by separate appraisal firms, the results indicated that the fair value of our reporting units in which goodwill is associated was higher than their respective carrying values on our balance sheet. Therefore no impairment loss was recognized.

    Interest and Other Income. Interest expense consists of interest paid or accrued on our credit facility. Interest expense declined in fiscal 2002 by $1.2 million reflecting lower average debt levels. Also, during fiscal 2002, we capitalized interest expense of $277,000 related to our Oracle implementation project compared to $131,000 in fiscal 2001. During fiscal 2002, we reduced our overall bank debt by $9.6 million through funds generated from operations. Net other income earned in fiscal 2002 represents the partial reversal of an acquisition related accrual set up during fiscal 2000 and interest income earned from sales-type leases. The amount of the non-recurring accrual reversal recorded to other income was $826,000. We set up this accrual as part of the purchase of U.S. Technologies, Inc. in November, 1999 to reflect the fact that we were inheriting an aggressive tax position taken by UST. At the time of the acquisition, we chose to accrue for the potential losses to be incurred if the tax position was overturned. In consultation with our financial and tax advisors, we have monitored this matter since the time of the acquisition and we believed it was appropriate to reduce the accrual.

    Tax Expense. We have recorded a combined federal and state tax provision of 39% in all years presented. This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

    Operating Margins. Our net income as a percent of revenues in fiscal 2002 was 1.6% compared to 4% last year. This decline primarily reflects lower gross margins earned in fiscal 2002 as discussed above. We believe that our current business model and debt levels would support a target operating margin of 8%. However, we will have to realize sustained growth in our revenues, primarily through increased sales of systems to commercial customers, and improved gross margins to reach this target.

    Year ending October 31, 2001 compared to October 31, 2000. Net revenues for fiscal 2001 were $86.1 million compared to $102.4 million for fiscal 2000, a 16% decline. Net income for fiscal 2001 was $3.5 million compared to $6.5 million for the previous year, a 46% decline. Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2001.

    Systems Sales. Sales of systems in fiscal 2001 were $52.028 million compared to $70.231 million in fiscal 2000. This decline sales of systems consisted of a decline in sales of systems to commercial customers of 23% and a decline in sales of systems to lodging customers of 35%.

    The decrease in commercial equipment sales is the result of overall market conditions that deteriorated throughout the year. Beginning late in our first quarter, order rates for new equipment became erratic. By the end of the second quarter, a clear decline in order rates was apparent and visibility into the near-term was murky. That condition existed throughout fiscal 2001, as customers perceived the need to use their available capital cautiously until a clear economic recovery was underway.

    Sales of communications systems to the lodging industry also declined reflecting the recession being experienced in the overall U.S. economy and, more particularly, in the lodging sector. Also, the decline reflects the fact that many hotels upgraded their communications systems during the Year 2000 ("Y2K") upgrade cycle and, therefore, did not perceive a need for new systems in fiscal 2001. Finally, the events of September 11th had an immediate and negative impact on the lodging industry which lasted throughout fiscal 2001.

    Installation and Service Revenues. Revenues derived from installation and service activities increased $1.9 million or 6% to $33.1 million in fiscal 2001. This increase consisted of sales of professional services from our acquired networking and professional services organizations, partially offset by decreased revenues from installation activities due to lower equipment and systems sales as discussed above. Revenues earned from maintenance contracts were relatively constant.

    Gross Margins. Gross margins earned in 2001 were 27.3% compared to 30% in fiscal 2000. This decline in gross margins consisted of declines in margins on each of our major revenue streams. In general, these declines can be attributed to the overall decline in higher margin large systems projects in both the commercial and lodging market sectors as economic conditions have resulted in lower capital spending by customers. The gross margins earned on commercial equipment sales were 29% in fiscal 2001 compared to 31% for the prior year. The gross margins earned on lodging systems sales were 35.9% in fiscal 2001 compared to 37.1% in fiscal 2000. The gross margins earned on installation and service revenues for fiscal 2001 were 29% compared to 30.7% in the prior year. In the second quarter of fiscal 2001, we experienced a sudden and significant downturn in our business, which resulted in a dramatic decline in the margins earned on installation and service revenues due to their sensitivity to labor costs. In response, we implemented a workforce reduction. A significant portion of this reduction was targeted toward the installation and service workforce to restore the gross margins in this area.

    Operating Expenses. Operating expenses, excluding amortization expense, were 16.9% of total revenues in fiscal 2001 compared to 16.5% in the year earlier. This relatively consistent expense level was maintained through the workforce and other cost reductions in sales expenses and through efficiencies gained through continued integration of general and administrative activities of the acquired companies. Amortization expense reflects primarily the amortization of goodwill acquired in the four acquisitions completed in the past two fiscal years.

    Interest and Other Income. Interest expense consists of interest paid or accrued on our credit facility. Interest expense declined in fiscal 2001 by $259,000 or 11%, primarily reflecting lower average interest rates experienced during the year. Other income and expense consists primarily of interest income earned from our sales-type lease receivable portfolio. Interest income declined by $122,000 or 21% in fiscal 2001 reflecting the maturing of the lease portfolio.

    Tax Expense. We recorded a combined federal and state tax provision of 39% in all years presented. This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

    Operating Margins. Net income as a percent of revenues for fiscal 2001 was 4% compared to 6.3% in the prior year. This decline primarily reflects lower gross margins earned in fiscal 2001 as discussed above and also relatively constant amortization expense between the two years. While we were able to adjust most of our cost structure to reflect the reduced revenues earned, the amortization charge from goodwill is not dependent upon revenues.

LIQUIDITY AND CAPITAL RESOURCES

    During fiscal 2002, our operations generated $12.9 million in cash flows from operations. These cash flows included $2.6 million generated from income and non-cash expenses, $9.3 million from reductions in trade accounts receivables and sales-type leases, and $1 million in net changes in other working capital items. These positive cash flows were used to reduce our bank debt by $9.6 million and for capital expenditures of $2.1 million.

    Generating significant positive cash flows has been a key tactic we have employed during the market downturn of the past two fiscal years. To achieve success in this area, we have focused great attention on the management of our accounts receivables and inventories to ensure that we are minimizing our investments in working capital and maximizing our debt reduction. At October 31, 2002, our total bank debt was $14.9 million and we had $2 million available to us for working capital needs under our revolving line of credit. As discussed above, despite the substantially lower revenues and profits experienced in the past two years, we've been able to continue to generate substantial cash flows from operations through careful management of working capital. As a result, all regularly scheduled principal payments have been made.

    In late 1999, concurrent with our expansion into the commercial market via an acquisition strategy, we put in place a credit facility with a syndicate of banks. Borrowings under this credit facility were supported by forecasted strong cash flows from our core lodging operations as well as from the acquired businesses. Consequently, the various financial ratio requirements that were incorporated into the credit facility as indicators of our financial condition were based on cash flows generated by earnings. As discussed throughout this report, since early 2001, our profitability has steadily declined due to difficult market conditions; we have therefore failed to generate sufficient cash earnings (as defined in the credit facility) to meet one of the financial ratio requirements as of October 31, 2002. Our banks have waived this default and our availability under our working capital revolver has been extended to March 31, 2003. We will continue to not be in compliance with one or more of the financial ratio requirements contained in the credit facility until improvements in our revenues and earnings materialize. We cannot give any assurances that our banking partners will continue to provide a working capital line of credit under these circumstances. See "Credit Facility and Working Capital" under "Outlook and Risk Factors" below for a further discussion of the risks associated with our credit facility.

    Although we typically have access to a variety of capital sources such as additional bank debt, private placements of subordinated debt, and public or private sales of additional equity, the availability of those sources at acceptable prices or at any price in some cases, is currently limited given our current level of earnings. We continue to be focused on managing our working capital to maximize cash flows and managing our cost structure to remain profitable, while holding together the key technical and sales competencies which we believe as essential to our long-term success.


RECENT ACCOUNTING PRONOUNCEMENTS

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), which requires that long-lived assets to be disposed of by sale be measured at the lower of the carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also expands the reporting of discontinued operations to include components of an entity that have been or will be disposed of rather than limiting such discontinuance to a segment of a business. SFAS 144 excludes from the definition of long-lived assets goodwill and other intangibles that are not amortized in accordance with SFAS 142. SFAS 144 is effective for our 2003 fiscal year. The adoption of SFAS 144 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

    In May 2001, the FASB issued Statement No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 145"). SFAS 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. As a result of the rescission of SFAS 4 and SFAS 64, the criteria in Accounting Principles Board

Opinion No. 30 will be used to classify gains and losses from debt extinguishment. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for our 2003 fiscal year. The adoption of SFAS 145 is not expected to have a material impact on our consolidated results of operations, financial position or cash flows.

    In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve an entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. Those costs include, but are not limited to, the following:
(1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract,
(2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employees. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143. SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002. Early adoption is permitted.


APPLICATION OF CRITICAL ACCOUNTING POLICIES

    Our financial statements are prepared based on the application of generally accepted accounting principals in the U.S. These accounting principals require us to exercise significant judgment about future events that affect the amounts reported throughout our financial statements. Actual events could unfold quite differently than our previous judgments had predicted. Therefore the estimates and assumptions inherent in the financial statements included in this report could be materially different once those actual events are known. We believe the following policies may involve a higher degree of judgment and complexity in their application and represent critical accounting policies used in the preparation of our financial statements. If different assumptions or estimates were used, our financial statements could be materially different from those included in this report.

    Revenue Recognition. We recognize revenues from sales of equipment based on shipment, which is generally easily determined. Revenues from installation and service activities are recognized based upon completion of the activity and customer acceptance, which sometimes requires judgment on our part. Revenues from maintenance contracts are recognized ratably over the term of the underlying contract.

    Collectibility of Accounts Receivable. We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables which we believe will ultimately become uncollectible. In the third quarter of fiscal 2002, we reduced our estimated allowance for bad debts by $700,000 because, in our judgment, our estimate was significantly overstated. This amount was recorded as a decrease in general and administrative expenses. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

    Realizability of Inventory Values. We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. We maintain a significant inventory of used and refurbished parts for which these assessments require a high degree of judgment. In the third and fourth quarters of fiscal 2002, we recorded increases to our provision for obsolete and slow-moving inventories of $775,000 and $75,000, respectively, reflecting our judgment that our provision was understated. These amounts were recorded as an increase to systems cost of goods sold.

    Goodwill and Other Long-lived Assets. We have a significant amount of goodwill on our balance sheet resulting from the acquisitions made in fiscal 2000 and 2001. As required by generally accepted accounting principals, we conducted the annual goodwill impairment review immediately after the completion of the fiscal year. We engaged an independent valuation expert to assist us in this review and they determined that the value of our goodwill was not impaired. The valuation process is very judgmental, principally in the preparation of financial forecasts, allocations of accounts to reporting segments, market premiums, control of ownership premiums, and discount rates. We have recorded property, equipment, and capitalized software costs at historical cost less accumulated depreciation or amortization. The determination of useful economic lives and whether or not these assets are impaired involves significant judgment.

    Accruals for Contractual Obligations and Contingent Liabilities. On products manufactured or installed by us, we have varying degrees of warranty obligations. We use historical trends and make other judgments to estimate our liability for such obligations. We also must record estimated liabilities for many forms of federal, state, and local taxes. Our ultimate liability for these taxes depends upon a number of factors including the interpretation of statutes and the mix of our taxable income between higher and lower taxing jurisdictions.


OUTLOOK AND RISK FACTORS

    Our business and our prospects are subject to many risks. The following items are representative of the risks, uncertainties and assumptions that could affect our business, our future performance and the outcome of the forward-looking statements we make.

    OUR FINANCIAL RESULTS MAY NOT IMPROVE.

    We expect our financial results to improve in fiscal 2003 over fiscal 2002 levels. We believe these improvements will be derived from better execution by our sales staff, continued expansion of Avaya's Business Partner Program, our improved ability to design and implement complex systems, and modest improvements in economic conditions. However, our expectations are subject to risks that these contributing factors may not occur, as well as numerous other risks which are discussed in more depth below.

    OUR BUSINESS IS ADVERSELY AFFECTED BY UNFAVORABLE ECONOMIC CONDITIONS IN THE UNITED STATES AND, IN PARTICULAR, MARKET CONDITIONS FOR TELECOMMUNICATIONS AND NETWORKING EQUIPMENT AND SERVICES.

    Since April, 2001, capital spending on the equipment we sell has been increasingly curtailed by the weak U.S. economy. This decline reflects businesses' concern about their ability to increase their revenues and their profitability. To counter this concern, these businesses have implemented significant cost reduction programs and have greatly reduced or even frozen capital spending projects. If this situation continues, we may not reach the improved financial results we expect in fiscal 2003. If these conditions worsen, it is likely that we will have to implement our own cost reduction program to stay profitable and meet our debt obligations.

    OUR BUSINESS IS HEAVILY DEPENDENT UPON AVAYA, OUR PRIMARY SUPPLIER OF COMMUNICATIONS EQUIPMENT FOR RESALE, AND OUR LONG-TERM STRATEGY AND SUCCESS DEPENDS UPON AVAYA'S ABILITY TO TRANSITION THEIR PRODUCT LINE TO HIGHER GROWTH MARKETS IN THE TELECOMMUNICATIONS EQUIPMENT INDUSTRY AND TO COMPETE EFFECTIVELY IN THESE MARKETS.

    Avaya is a market leader in traditional voice communications systems and is pursuing a strategy to transition their product lines to converged voice and data network products, customer contact management applications and unified communications applications, all of which are predicted to be higher growth markets in the future than traditional voice systems. We believe that this strategy is sound and have based our long-term strategy and success upon the future growth of this emerging market. Therefore, we are aggressively educating our sales and technical staffs as well as our customers regarding these emerging products and in particular, Avaya products. Our success in this market, however, depends heavily upon Avaya's ability to develop these new products on a timely basis and compete effectively with other manufacturers' products in this market. While our distributor agreement with Avaya is non-exclusive and we can and do represent other manufacturers' products in the marketplace, we are heavily invested in Avaya's products and distribution network at the present time.

    For the past several quarters, Avaya has suffered declining revenues and has posted substantial operating losses. To date, Avaya reports that it has continued to fund the critical research and development efforts that are essential to competing in the rapidly changing converged voice and data products market. However, should Avaya's financial condition deteriorate to the point that it can no longer continue to develop and introduce market-leading telecommunications products, the impact on our long-term strategy would likely be very severe.

    As a result of these factors, we routinely evaluate the product lines and market position of other major manufacturers. We believe that we could add an additional manufacturer's product lines if it became prudent to do so in the future. However, doing so could create a disruption in our business and lower margins due to reduced purchasing power.

    OUR OPERATING RESULTS COULD BE ADVERSELY IMPACTED BY CHANGES IN INCENTIVE PROGRAMS OFFERED BY AVAYA.

    Avaya, like many major manufacturers, provides various financial incentive programs to support the advertising and sale of its products. We receive substantial rebates through these common incentive programs to offset both costs of goods sold and marketing expenses. We also receive commissions from Avaya to sell their maintenance contracts. These amounts are material to our operating results. Avaya has changed several of these programs for the coming fiscal year. As a result of these changes, we believe that we could receive less incentive compensation in fiscal 2003 than we did in fiscal 2002. The actual magnitude of these changes on our financial results will be dependent upon the mix of products sold and our ability to expand our sales and marketing efforts in ways that are rewarded monetarily by these programs.

    IF AVAYA CHOSE TO REDUCE OR ELIMINATE ITS "BUSINESS PARTNER" PROGRAM, OUR REVENUES WOULD LIKELY BE SIGNIFICANTLY LOWER.

    Avaya markets its products to major U.S. companies through its direct sales force. The remainder of the U.S. market is served primarily through Avaya dealers, like us. On some of its major accounts, Avaya selects one of its dealers to assist in the fulfillment of the customer's order through its "Business Partner" program. We have carefully positioned ourselves as one of a few favored Business Partners by building our in-house design and implementation capabilities, providing nationwide implementation services, and through access to our 24 X 7 service center. We aggressively market these capabilities and differentiators to the Avaya direct sales force who generally select the Business Partners for their accounts. Revenues earned from customers in which we "partner" with Avaya are a significant portion of our overall revenues. Therefore, our near-term financial results are dependent upon this program continuing.

    THE INTRODUCTION OF NEW PRODUCTS COULD RESULT IN REDUCED REVENUES, REDUCED GROSS MARGINS, REDUCED CUSTOMER SATISFACTION, AND LONGER COLLECTION PERIODS.

    We are selling a variety of new, highly complex, products which incorporate leading-edge technology, including both hardware and software. The early versions of these products, which we are selling currently, can contain software "bugs" and other defects which can cause the products to not function as intended. We will likely be dependent upon Avaya to fix these problems as they occur. An inability of Avaya to correct these problems quickly could result in damage to our reputation, reduced revenues, reduced customer satisfaction, and delays in payments from customers for products purchased.

    WE ARE CONNECTING OUR PRODUCTS TO OUR CUSTOMERS' COMPUTER NETWORKS AND PROBLEMS WITH THE IMPLEMENTATION OF THESE PRODUCTS COULD CAUSE DISRUPTION TO OUR CUSTOMERS' ENTIRE OPERATIONS.

    Unlike traditional, stand-alone voice systems, our new products typically are connected to our customers' existing local and wide area networks. While we believe the risk of our products disrupting other traffic or operations on these networks is low, these products are new and unforeseen problems may occur which could cause significant disruption to our customers' operations. These disruptions, in turn, could result in reduced customer satisfaction, delays in payments from customers, damage to our reputation, and even reduced revenues.

    WE EXPECT OUR GROSS MARGINS TO VARY OVER TIME AND INCREASING COMPETITIVE PRESSURES MAY ERODE OUR GROSS MARGINS.

    Our gross margins are impacted by a variety of factors including: changes in customer and product mix, increased price competition, and changes in shipment volume. We expect these factors to cause our gross margins to be inconsistent as we make quarter-to-quarter and year-to-year comparisons. Also during economic slumps, price competition usually increases. We believe the market for our products is going through such a cycle currently and that these pricing pressures are a factor in the declining margins earned on systems sales. If the economy stays flat or declines further, it is likely that price will become an ever-increasing competitive factor and result in lower gross margins on system sales.

    IT IS LIKELY THAT WE WILL CONTINUE TO BE IN DEFAULT OF ONE OF OUR FINANCIAL COVENANTS UNDER OUR CREDIT FACILITY.

    As discussed under "Liquidity and Capital Resources" above, our net income in the fourth quarter of fiscal 2002 was insufficient to meet one of the financial covenants, the "coverage ratio," contained in our credit facility. We have made all scheduled principal payments on our debt and are in compliance with all other covenants as of the end of the year. Our lenders have waived this default. It is likely that we will not be in compliance with the coverage ratio until improvements in our revenues and earnings materialize. There can be no assurance given that our banking partners will waive future defaults and continue to provide a working capital line of credit under these circumstances. Furthermore, they could elect to demand immediate payment of our debt. The occurrence of either of these events would create an immediate, critical situation for the Company requiring us to forgo long-range strategies and planning, and demanding that all of our focus and efforts be directed toward reacting to a challenge of immeasurable proportions.

    IF OUR REVENUES AND NET INCOME DO NOT IMPROVE, WE MAY NOT HAVE ADEQUATE OR COST-EFFECTIVE LIQUIDITY OR CAPITAL RESOURCES TO FINANCE OUR BUSINESS.

    Our revolving line of credit expires on March 31, 2003. It is likely that we will have to show continued improvements in operating results to extend the maturity of the line of credit. In addition, in fiscal 2002, we were able to reduce various working capital accounts to produce significant cash flows from operations, which was used mostly to reduce our debt. Most significantly, we reduced trade receivables, inventories, and sales-type lease receivables through aggressive management of these accounts. We will continue our close monitoring of these balances, but we will not be able to generate as much cash from working capital in fiscal 2003 as we did in fiscal 2002. Should our financial results not improve and if we are not able to extend our revolving line of credit, our options for financing our business would be very limited in the current economic conditions. In such circumstances, we would likely pursue more drastic tactics than previously employed. Such actions might include selling equity at a substantial discount to current market prices, delaying payments to vendors, and laying off key technical and managerial personnel.

    IF OUR DEALER AGREEMENTS WITH THE ORIGINAL EQUIPMENT MANUFACTURERS ARE TERMINATED PREMATURELY OR UNEXPECTEDLY, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

    We sell communications systems under dealer agreements with Avaya, Inc. (formerly Lucent Technologies) and Hitachi Telecom, (USA), Inc. We are a major dealer for both manufacturers and consider our relationship with both to be good. Nevertheless, if our strategic relationship with Avaya, and to a lesser degree with Hitachi, were to be terminated prematurely or unexpectedly, our operating results would be adversely impacted. Furthermore, in both the separate agreements that we have with Avaya for distribution of products to the commercial and lodging markets and the agreement with Hitachi, we must meet certain volume commitments to earn the pricing structure provided in the dealer agreements. In addition, our relationship with Avaya is administered through a joint agreement between us, Avaya, and one of Avaya's "super distributors". We receive specified pricing through our agreement with this "super distributor" which is based on certain volume requirements. If we fail to meet any of these requirements, future profit margins could suffer.

    WE ARE DEPENDENT UPON A FEW SUPPLIERS.

    Our growth and ability to meet customer demand also depends in part on our capability to obtain timely deliveries of parts from suppliers. Our agreement with Avaya specifies the use of the "super distributor" from whom we purchase most Avaya products. While this supplier has performed effectively and has been relatively flexible to date, there is no assurance that the present general economic conditions or other specific conditions unique to the supplier will not cause an interruption in the supply of products in the future.

    THE SUCCESS OF OUR BUSINESS DEPENDS SIGNIFICANTLY UPON OUR ABILITY TO RETAIN AND RECRUIT HIGHLY SKILLED PERSONNEL.

    Our ability to attract, train, motivate and retain highly skilled and qualified technical and sales personnel is critical to our success. Competition for such employees in the rapidly changing telecommunications industry is typically intense, although the current economic conditions have temporarily eased some of this pressure. As we have transformed our company into an integrated communications solutions provider, we have invested heavily the in the hiring and training of personnel to sell and service our new products and service offerings. If we're unable to retain our skilled employees or to hire additional qualified personnel as needed, it could adversely impact our ability to implement our strategies efficiently and effectively.

    WE ARE FACED WITH INTENSE COMPETITION AND RAPIDLY CHANGING TECHNOLOGIES IN THE INDUSTRY AND MARKET IN WHICH WE OPERATE.

    The market for our products and services is highly competitive and subject to rapidly changing technologies. As the industry itself evolves and new technologies and products are introduced into the marketplace, new participants enter the market and existing competitors seek to strengthen their positions and expand their product/service offerings. There has been a trend toward industry consolidation, which can lead to the creation of stronger competitors who may be better able to compete as a sole-source vendor for customers. While we believe that through the expansion and transformation of the last few years, we are well-positioned to compete effectively in the marketplace, our failure to maintain or enhance this position could adversely affect our business and results of operations.

    IF ONE OR MORE OF OUR SIGNIFICANT LODGING CUSTOMERS ARE UNABLE TO SURVIVE THE RECESSION WITHIN THE LODGING INDUSTRY, OUR FINANCIAL RESULTS MAY BE NEGATIVELY IMPACTED. ALSO, WE ARE EXPOSED TO THE CREDIT RISK OF SOME OF OUR CUSTOMERS AND TO CREDIT EXPOSURES IN THE WEAKENED LODGING MARKET IN PARTICULAR.

    As a result of the overall downturn in the economy in general and the recession in the lodging industry in particular as a result of the September 11th attacks, there continues to be uncertainty to the long-term health of many of our customers. Through expansion into the general commercial market, we have divested the company from our previous dependence on this sector. However, the lodging market remains an important part of our business and the financial failure of one or more of our significant lodging customers could have a material, negative impact on our financial results. Most of our sales are on an "open credit" basis, with payment terms which can range to 30 days. Because of the current economic slowdown, our exposure to credit risks, especially among our lodging customers, has necessarily increased.

    WE MIGHT HAVE TO RECORD A SIGNIFICANT GOODWILL IMPAIRMENT LOSS IN THE EVENT OUR BUSINESS CONTINUES TO DECLINE.

    Under SFAS 142, the new goodwill accounting rule, we are required to evaluate the fair value of each of our reporting units annually and determine if the fair value is less than the carrying value of those reporting units, and if so, an impairment loss is recorded in the income statement. The determination of fair value is a highly subjective exercise and can produce very different results based on the assumptions used and methodologies employed. It is likely that if our financial results continue to decline and if macroeconomic conditions continue to erode, we would have to record a non-cash impairment loss in our operating statement. The amount of such impairment is impossible to predict, but would likely be very material to our operating results and could represent and significant portion of our shareholders' equity.

    THE SUCCESSFUL COMPLETION OF THE UPGRADE TO OUR TECHNOLOGY INFRASTRUCTURE AND INFORMATION SYSTEMS IS CRITICAL TO OUR ABILITY TO EFFECTIVELY AND EFFICIENTLY OPERATE OUR BUSINESS IN THE FUTURE. ALSO, IMPLEMENTATION OF THE SYSTEM WILL SIGNIFICANTLY INCREASE OUR DEPRECIATION EXPENSE.

    Our success in navigating the current market will depend heavily upon our ability to assemble the necessary information to make informed decisions and implement those decisions quickly and effectively. For the past 18 months, we have been working on a major upgrade to our technology infrastructure and information systems. This upgrade will result in a consolidation from four critical legacy systems to one. Due to constraints that we have imposed on capital spending, we have purposely slowed down the development of this system. Furthermore, at our current revenue and activity levels, conversion to this new system is not critical to our near-term success. However, we believe it is prudent to proceed with the conversion while our revenues are at these lower levels in anticipation of future growth. While we are taking great care to properly plan this implementation and to test the solution fully prior to the conversion, there can be no guarantees given that the conversion will not disrupt our operations. In addition, at the time we place the new information system into service, we will begin depreciating our investment in the system. This depreciation will result in a pre-tax, non-cash charge to our earnings of approximately $210,000 per quarter based on the $5.9 million currently invested in this project.

    OUR TARGETED OPERATING MARGINS OF 8% MAY NOT BE ACHIEVABLE.

    We believe that our current business model and debt levels would support an operating margin of 8%. This target assumes that we can 1) generate significantly higher revenues; 2) earn higher gross margins; and 3) operate our material logistics and general and administrative functions at about the same levels as we currently do. These assumptions are not tested through past experience operating in the commercial sector of our market and may not be achievable.

    OUR STOCK PRICE MAY CONTINUE TO BE VOLATILE.

    Historically, our stock has not been widely followed by investment analysts and has been subject to price and volume trading volatility. This volatility is sometimes tied to overall market conditions and may or may not reflect our financial performance. Due to the current negative perception of technology related stocks, our declining revenues, and the relatively small size of our market capitalization, we have seen interest from the financial community decline further during fiscal 2002. As a result, there is increased risk that our stock could experience even greater volatility from momentum trading by only a few stock market participants.

    OUR BUSINESS IS SUBJECT TO THE RISKS OF TORNADOES AND OTHER NATURAL CATASTROPHIC EVENTS AND TO INTERRUPTIONS CAUSED BY MANMADE PROBLEMS SUCH AS COMPUTER VIRUSES OR TERRORISM.

    Our corporate headquarters and NSC is located in northwestern Oklahoma, a region known to be part of "tornado alley". A significant natural disaster, such as a tornado, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could also cause a material adverse impact on our business, operating results, and financial condition. In addition, acts of war or acts of terrorism could have a material adverse impact on our business, operating results, and financial condition. The continued threat of terrorism and heightened security and military response to this threat, or any future acts of terrorism, may cause further disruption to our economy and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

    WE MAY BE SUBJECT TO INFRINGEMENT CLAIMS AND LITIGATION, WHICH COULD CAUSE US TO INCUR SIGNIFICANT EXPENSES OR PREVENT US FROM SELLING CERTAIN PRODUCTS AND SERVICES.

    Third parties, including customers, may assert claims or initiate legal action against our manufacturers, suppliers, customers or us, alleging that the products we sell infringe on another's proprietary rights. Regardless of the merit of a claim, these types of claims can be time-consuming, result in costly litigation, or require us to enter into costly license agreements. In some instances, a successful claim could prevent us from selling a particular product or service. We have not conducted patent searches on the third party products we distribute, to independently determine whether they infringe upon another's proprietary rights; nor would it be practical or cost effective for us to do so. Rather, we rely on infringement indemnities given to us by the manufacturers of the equipment we distribute. However, because these indemnities are not absolute and in some instances have limits of coverage, no assurance can be given that in the event of an infringement claim, our indemnification by the equipment manufacturer will be adequate to hold us harmless or that we will even be entitled to indemnification by the equipment manufacturer.

    If any infringement or other intellectual property claim is brought against us and is successful, whether it is based upon a third party manufacturer's equipment that we distribute, or upon our own proprietary products, our business, operating results and financial condition could be materially and adversely affected.


    WE ARE SUBJECT TO A VARIETY OF OTHER GENERAL RISKS AND UNCERTAINTIES INHERENT IN DOING BUSINESS.

    In addition to the specific factors discussed above, we are subject to certain risks that are inherent in doing business, such as general industry and market conditions and growth rates, general economic and political conditions, costs of obtaining insurance, unexpected death of key employees, changes in employment laws and regulations, and other events that can impact revenues and the cost of doing business.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    Market risks relating to our operations result primarily from changes in interest rates. We did not use derivative financial instruments for speculative or trading purposes during the 2002 fiscal year.

    Interest Rate Risk. We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt. Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (1.79% at October 31, 2002) plus 3.75% or the bank's prime rate (4.75% at October 31, 2002). In an effort to manage the risk associated with variable interest rates, in November 2001, we entered, into interest rate swaps to hedge the variability of cash flows associated with variable rate interest payments, on amortizing notional amounts of $10.0 million. At October 31, 2002, the notional amount included under the interest rate swap was $8.24 million. The "pay fixed rates" under the swap agreements are 3.32%. The "receive floating rates" for the swap agreements are "1-month" LIBOR, resetting monthly. The interest rate swaps expire in November 2004. Variable rate debt outstanding at October 31, 2002, net of the swap agreements was $6.6 million. A hypothetical 10% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS OF THE COMPANY                            PAGE
                                                                        ----

Reports of Independent Public Accountants                                F-1

Consolidated Financial Statements

         Consolidated Balance Sheets - October 31, 2002 and 2001         F-3

         Consolidated Statements of Operations - For
           the Years Ended October 31, 2002, 2001 and 2000               F-4

         Consolidated Statements of Shareholders' Equity -
           For the Years Ended October 31, 2002, 2001 and 2000           F-5

         Consolidated Statements of Cash Flows - For the
           Years Ended October 31, 2002, 2001 and 2000                   F-6

Notes to Consolidated Financial Statements                               F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors
Xeta Technologies, Inc.:

We have audited the accompanying consolidated balance sheet of Xeta Technologies, Inc. (an Oklahoma corporation) and subsidiaries as of October 31, 2002 and the related consolidated statement of operations, comprehensive income, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xeta Technologies, Inc. and subsidiaries as of October 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As explained in Note 1 to the consolidated financial statements, effective November 1, 2001, the Company changed its method of accounting for goodwill and other intangible assets to adopt the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.


                                             GRANT THORNTON LLP

Tulsa, Oklahoma
December 6, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO XETA TECHNOLOGIES, INC.:


         We have audited the accompanying consolidated balance sheets of Xeta Technolgies, Inc. (formerly Xeta Corporation, an Oklahoma corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


         ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
December 11, 2001




THE REPORT OF ARTHUR ANDERSEN, LLP SHOWN ABOVE IS A COPY OF A PREVIOUSLY ISSUED REPORT; ARTHUR ANDERSEN, LLP HAS NOT REISSUED THIS REPORT.

                             XETA TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                    ASSETS

                                                                       October 31, 2002      October 31, 2001
                                                                       ----------------      ----------------
Current Assets:
  Cash and cash equivalents                                            $      1,966,734      $        597,889
  Current portion of net investment in
    sales-type leases and other receivables                                   1,015,096             2,534,692
  Trade accounts receivable, net                                              9,478,706            15,907,101
  Inventories, net                                                            7,801,781             9,008,965
  Deferred tax asset, net                                                       592,643             1,013,748
  Prepaid taxes                                                               1,195,539               662,958
  Prepaid expenses and other assets                                             165,657               253,503
                                                                       ----------------      ----------------
    Total current assets                                                     22,216,156            29,978,856
                                                                       ----------------      ----------------

Noncurrent Assets:
  Goodwill, net of accumulated amortization
    prior to adoption of SFAS 142                                            25,782,462            25,944,567
  Net investment in sales-type leases,
    less current portion above                                                  519,270             1,092,917
  Property, plant & equipment, net                                           10,457,718             9,599,249
  Capitalized software production costs, net of
    accumulated amortization of $1,053,066 and $873,066                         237,955               417,955
  Other assets                                                                  170,424               251,333
                                                                       ----------------      ----------------
    Total noncurrent assets                                                  37,167,829            37,306,021
                                                                       ----------------      ----------------
    Total assets                                                       $     59,383,985      $     67,284,877
                                                                       ================      ================

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                    $      3,288,337      $      4,288,337
  Revolving line of credit                                                           --             5,350,000
  Accounts payable                                                            6,119,135             4,547,347
  Unearned revenue                                                            2,078,741             2,528,103
  Accrued liabilities                                                         1,968,771             2,051,152
  Other Liabilities                                                             181,501                    --
                                                                       ----------------      ----------------
    Total current liabilities                                                13,636,485            18,764,939
                                                                       ----------------      ----------------

Noncurrent liabilities:
  Long-term debt, less current portion above                                 11,565,012            14,853,349
  Accrued long-term liabilities                                                 240,955             1,299,114
  Unearned service revenue                                                      233,859               454,166
  Noncurrent deferred tax liability, net                                      1,186,680               715,883
                                                                       ----------------      ----------------
                                                                             13,226,506            17,322,512
                                                                       ----------------      ----------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                                              --                    --
  Common stock; $.001 par value; 50,000,000
   shares authorized, 10,721,740 and 10,256,740 issued at
   October 31, 2002 and  October 31, 2001, respectively                          10,721                10,256
  Paid-in capital                                                            12,193,029            11,637,812
  Retained earnings                                                          22,672,256            21,794,017
  Accumulated other comprehensive income                                       (110,353)                   --
  Less treasury stock, at cost                                               (2,244,659)           (2,244,659)
                                                                       ----------------      ----------------
   Total shareholders' equity                                                32,520,994            31,197,426
                                                                       ----------------      ----------------
   Total liabilities and shareholders' equity                          $     59,383,985      $     67,284,877
                                                                       ================      ================


       The accompanying notes are an integral part of these consolidated balance sheets.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                     For the Years
                                                                   Ended October 31,
                                                      2002                2001                2000
                                                 --------------      --------------      --------------
Systems sales                                    $   27,852,358      $   52,027,695      $   70,231,285
Installation and service revenues                    25,390,142          33,105,152          31,219,629
Other revenues                                          497,778             921,182             967,987
                                                 --------------      --------------      --------------
  Net sales and service revenues                     53,740,278          86,054,029         102,418,901
                                                 --------------      --------------      --------------

Cost of systems sales                                21,383,502          36,260,942          47,479,822
Installation and services costs                      18,803,143          23,616,074          21,627,342
Cost of other revenues & corporate COGS               1,956,071           2,758,651           2,481,864
                                                 --------------      --------------      --------------
  Total cost of sales and service                    42,142,716          62,635,667          71,589,028
                                                 --------------      --------------      --------------

    Gross profit                                     11,597,562          23,418,362          30,829,873
                                                 --------------      --------------      --------------

Operating expenses:
  Selling, general and administrative                10,279,299          14,459,740          16,864,374
  Amortization                                          180,000           1,609,466           1,587,230
                                                 --------------      --------------      --------------
      Total operating expenses                       10,459,299          16,069,206          18,451,604
                                                 --------------      --------------      --------------

Income from operations                                1,138,263           7,349,156          12,378,269

  Interest expense                                     (887,274)         (2,095,331)         (2,354,793)
  Interest and other income                           1,196,250             471,812             594,143
                                                 --------------      --------------      --------------
      Subtotal                                          308,976          (1,623,519)         (1,760,650)

Income before provision for income
  taxes                                               1,447,239           5,725,637          10,617,619
Provision for income taxes                              569,000           2,245,000           4,156,000
                                                 --------------      --------------      --------------

Net income                                       $      878,239      $    3,480,637      $    6,461,619
                                                 ==============      ==============      ==============

Earnings per share
  Basic                                          $         0.09      $         0.38      $         0.77
                                                 ==============      ==============      ==============

  Diluted                                        $         0.09      $         0.36      $         0.66
                                                 ==============      ==============      ==============

Weighted average shares outstanding                   9,375,336           9,061,105           8,350,299
                                                 ==============      ==============      ==============

Weighted average equivalent shares                    9,866,162           9,698,048           9,761,703
                                                 ==============      ==============      ==============


              The accompanying notes are an integral part of these
                            consolidated statements.

                             XETA TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                   Common Stock                       Treasury Stock
                                                           ------------------------------      ------------------------------
                                                           Shares Issued      Par Value           Shares            Amount
                                                           -------------     ------------      ------------      ------------
Balance-October 31, 1999                                       4,636,702     $    231,835           659,394      $ (2,906,159)

Treasury stock issued in acquisition                                  --               --          (150,000)          661,500

Stock options exercised $.05 par value                            72,166            3,607                --                --

Change in par value of common stock                                   --         (226,025)               --                --

Two-for-one stock split                                        4,708,868               --           509,394                --

Stock options exercised $.001 par value                          245,000              245                --                --

Tax benefit of stock options                                          --               --                --                --

Net Income                                                            --               --                --                --
                                                            ------------     ------------      ------------      ------------

Balance-October 31, 2000                                       9,662,736            9,662         1,018,788        (2,244,659)

Stock options exercised $.001 par value                          594,004              594                --                --

Tax benefit of stock options                                          --               --                --                --

Net Income                                                            --               --                --                --
                                                            ------------     ------------      ------------      ------------

Balance-October 31, 2001                                      10,256,740           10,256         1,018,788        (2,244,659)

Stock options exercised $.001 par value                          465,000              465                --                --

Tax benefit of stock options                                          --               --                --                --

Components of comprehensive income:
  Net income                                                          --               --                --                --
  Unrealized gain/loss on hedge, net of tax of $71,148                --               --                --                --

  Total comprehensive income
                                                            ------------     ------------      ------------      ------------
Balance-October 31, 2002                                      10,721,740     $     10,721         1,018,788      $ (2,244,659)
                                                            ============     ============      ============      ============

                                                                           Accumulated Other
                                                                             Comprehensive       Retained
                                                           Paid-in Capital       Income          Earnings          Total
                                                           --------------- -----------------   ------------     ------------
Balance-October 31, 1999                                    $  5,373,855     $         --      $ 11,851,761     $ 14,551,292

Treasury stock issued in acquisition                           2,638,500               --                --        3,300,000

Stock options exercised $.05 par value                           182,693               --                --          186,300

Change in par value of common stock                              226,025               --                --               --

Two-for-one stock split                                               --               --                --               --

Stock options exercised $.001 par value                           61,007               --                --           61,252

Tax benefit of stock options                                   1,004,696               --                --        1,004,696

Net Income                                                            --               --         6,461,619        6,461,619
                                                            ------------     ------------      ------------     ------------

Balance-October 31, 2000                                       9,486,776               --        18,313,380     $ 25,565,159

Stock options exercised $.001 par value                          369,169               --                --          369,763

Tax benefit of stock options                                   1,781,867               --                --        1,781,867

Net Income                                                            --               --         3,480,637        3,480,637
                                                            ------------     ------------      ------------     ------------

Balance-October 31, 2001                                      11,637,812               --        21,794,017       31,197,426

Stock options exercised $.001 par value                          115,785               --                --          116,250

Tax benefit of stock options                                     439,432               --                --          439,432

Components of comprehensive income:
  Net income                                                          --               --           878,239          878,239
  Unrealized gain/loss on hedge, net of tax of $71,148                --         (110,353)               --         (110,353)
                                                                                                                ------------
  Total comprehensive income                                                                                         767,886
                                                            ------------     ------------      ------------     ------------
Balance-October 31, 2002                                    $ 12,193,029         (110,353)     $ 22,672,256     $ 32,520,994
                                                            ============     ============      ============     ============

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            For the Twelve Months
                                                                                              Ended October 31,
                                                                                    2002              2001              2000
                                                                                ------------      ------------      ------------
Cash flows from operating activities:
     Net income                                                                 $    878,239      $  3,480,637      $  6,461,619
                                                                                ------------      ------------      ------------

     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation                                                               1,167,226         1,004,518           819,439
        Amortization                                                                 180,000         1,609,466         1,587,230
        Loss on sale of assets                                                        47,373            10,693            17,665
        Provision for (reversal of) returns & doubtful accounts receivable          (748,200)          290,000           191,000
        Provision for excess and obsolete inventory                                1,068,013         1,300,000           325,000
     Change in assets and liabilities, net of acquisitions:
        Decrease in net investment in sales-type leases & other receivables        2,093,243         1,488,208         1,559,228
        (Increase) decrease in trade receivables                                   7,176,595        15,111,338        (9,072,384)
        (Increase) decrease in inventories                                           139,171        (2,548,903)        1,392,523
        (Increase) decrease in deferred tax asset                                    421,105          (502,687)          111,533
        (Increase) decrease in prepaid expenses and other assets                     168,755           159,284          (116,751)
        (Increase) decrease in prepaid taxes                                        (532,581)         (662,958)           18,700
        Increase (decrease) in accounts payable                                    1,571,788        (7,782,294)        1,104,108
        (Decrease) in unearned revenue                                              (669,669)       (2,794,181)       (2,834,396)
        Increase in accrued income taxes                                             550,919         1,655,925         1,130,639
        (Decrease) in accrued liabilities                                         (1,140,540)       (2,107,597)          (97,501)
        Increase (decrease) in deferred tax liabilities                              592,563            82,280           (16,421)
                                                                                ------------      ------------      ------------
              Total adjustments                                                   12,085,761         6,313,092        (3,880,388)
                                                                                ------------      ------------      ------------

              Net cash provided by operating activities                           12,964,000         9,793,729         2,581,231
                                                                                ------------      ------------      ------------

Cash flows from investing activities:
        Acquisitions, net of cash acquired                                                --        (5,595,193)      (26,556,154)
        Additions to capitalized software                                                 --           (68,550)
        Additions to property, plant & equipment                                  (2,121,298)       (3,585,867)       (2,720,054)
        Proceeds from sale of assets                                                  48,232             1,200            82,325
                                                                                ------------      ------------      ------------
              Net cash used in investing activities                               (2,073,066)       (9,179,860)      (29,262,433)
                                                                                ------------      ------------      ------------

Cash flows from financing activities:
        Proceeds from issuance of debt                                                    --         5,500,000        26,020,432
        Proceeds from draws on revolving line of credit                           16,275,000        40,035,000        23,750,000
        Principal payments on debt                                                (4,288,339)      (11,162,073)       (4,216,664)
        Payments on revolving line of credit                                     (21,625,000)      (35,685,000)      (22,750,000)
        Exercise of stock options                                                    116,250           369,763           247,552
                                                                                ------------      ------------      ------------
              Net cash (used in) financing activities                             (9,522,089)         (942,310)       23,051,320
                                                                                ------------      ------------      ------------

              Net increase (decrease) in cash and cash equivalents                 1,368,845          (328,441)       (3,629,882)

Cash and cash equivalents, beginning of period                                       597,889           926,330         4,556,212
                                                                                ------------      ------------      ------------
Cash and cash equivalents, end of period                                        $  1,966,734      $    597,889      $    926,330
                                                                                ============      ============      ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                   $  1,246,709      $  2,760,516      $  1,620,462
     Cash paid during the period for income taxes                               $    409,404      $  1,645,414      $  2,956,054
     Contingent consideration paid to target shareholder(s)                     $  1,000,000      $  2,000,000      $         --
     Treasury shares given in UST acquisition                                   $         --      $         --      $  3,300,000

              The accompanying notes are an integral part of these
                            consolidated statements.

XETA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2002


1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

XETA Technologies, Inc. (XETA or the Company) is a leading provider of integrated communications solutions including: traditional voice and data products as well as VoIP, wireless, messaging, and contact center applications. The Company specializes in providing these solutions to multi-location mid-size and large companies as well as the lodging industry throughout the United States. In addition to selling these products to customers, the Company also installs and maintains these systems, using their nation-wide network of Company-employed design engineers and service technicians as well as its contact center located at its corporate headquarters in Broken Arrow, OK. These products are manufactured by a variety of manufacturers including Avaya, Cisco, Hitachi, and Hewlett Packard. In addition, the Company provides XETA-manufactured call accounting systems to the hospitality industry. XETA is an Oklahoma corporation.

U.S. Technologies Systems, Inc. (USTI) is a wholly-owned subsidiary of XETA and was purchased on November 30, 1999 as part of the Company's expansion into the commercial market. Xetacom, Inc. (Xetacom), is a wholly-owned, but dormant, subsidiary of the Company.

Cash and Cash Equivalents

Cash and cash equivalents at October 31, 2002, consist of money market accounts and commercial bank accounts.

Revenue Recognition

Equipment revenues from systems sales are recognized upon shipment of the system. Installation and service revenues are recognized upon the completion of the installation or service assignment. Service revenues earned from contractual arrangements are recognized monthly over the life of the related service agreement on a straight-line basis. The Company recognizes revenue from sales-type leases as discussed below under the caption "Lease Accounting."

Accounting for Manufacturer Incentives

The Company receives various forms of incentive payments and rebates from the manufacturers of the products it sells. Rebates directly related to specific customer sales are recorded as a reduction in the cost of goods sold on those systems sales. Incentive payments which are based on purchasing certain product lines exclusively from one manufacturer ('loyalty rebates") are also recorded as a reduction in systems cost of goods sold. Rebates designed to offset marketing expenses and other growth initiatives supported by the manufacturer are recorded as contra expense to the related expenditure. All incentive payments are recorded when earned under the specific rules of the incentive plan.

Lease Accounting

A small portion (less than 5%) of the Company's revenues has been generated using sales-type leases. The Company sells some of its call accounting systems to the lodging industry under sales-type leases to be paid over three, four and five-year periods. Because the present value (computed at the rate implicit in the lease) of the minimum payments under these sales-type leases equals or exceeds 90 percent of the fair market value of the systems and/or the length of the lease exceeds 75 percent of the estimated economic life of the equipment, the Company recognizes the net effect of these transactions as a sale, as required by accounting principles generally accepted in the United States of America.

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

Property, Plant and Equipment

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under certain systems service agreements. Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis. When assets are retired or sold, the cost of the assets and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset. The Company capitalized $277,000 and $131,000 in interest costs in fiscal years 2002 and 2001, respectively.

Research and Development and Capitalization of Software Production Costs

In the past, the Company developed proprietary telecommunications products related to the lodging industry. The Company capitalized software production costs related to a product upon the establishment of technological feasibility as defined by accounting principles generally accepted in the United States of America. Amortization is provided on a product-by-product basis based upon the estimated useful life of the software (generally seven years). All other research and development costs (including those related to software for which technological feasibility has not been established) are expensed as incurred. Since the Company's expansion into the general commercial market in fiscal 1999, the Company has ceased research and development of new products for the lodging market.

Stock Based Compensation Plans

The Company accounts for its stock-based awards granted to officers, directors and key employees using APB Opinion No. 25, Accounting for Stock Issued to Employees. Options under these plans are granted at fair market value on the date of grant and thus no compensation cost has been recorded in the financial statements. Accordingly, the Company follows fixed plan accounting. Xeta applies the disclosure only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS 123).

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information

The Company has three reportable segments: commercial system sales, lodging system sales and installation and service. The Company defines commercial system sales as sales to the non-lodging industry. Installation and service revenues represent revenues earned from installing and maintaining systems for customers in both the commercial and lodging segments.

The reporting segments follow the same accounting policies used for the Company's consolidated financial statements and described in the summary of significant accounting policies. Company management evaluates a segment's performance based upon gross margins. Assets are not allocated to the segments. Sales to customers located outside of the United States are immaterial.

The following is tabulation of business segment information for 2002, 2001 and 2000. Segment information for 2001 and 2000 has been restated to conform to the current presentation.

                      Commercial         Lodging       Installation
                        System           System        and Service         Other
                         Sales            Sales          Revenues         Revenue             Total
                     ------------     ------------     ------------     ------------      ------------
2002
Sales                $ 21,788,576     $  6,063,782     $ 25,390,142     $    497,778      $ 53,740,278
Cost of sales          17,117,974        4,265,528       18,803,143        1,956,071        42,142,716
Gross profit            4,670,602        1,798,254        6,586,999       (1,458,293)       11,597,562

2001
Sales                $ 41,964,072     $ 10,063,623     $ 33,105,152     $    921,182      $ 86,054,029
Cost of sales          29,811,902        6,449,040       23,616,074        2,758,651        62,635,667
Gross profit           12,152,170        3,614,583        9,489,078       (1,837,469)       23,418,362

2000
Sales                $ 54,198,673     $ 16,032,612     $ 31,219,629     $    967,987      $102,418,901
Cost of sales          37,403,184       10,076,638       21,627,342        2,481,864        71,589,028
Gross profit           16,795,489        5,955,974        9,592,287       (1,513,877)       30,829,873

Recently Issued Accounting Pronouncements

The Company elected to early adopt Financial Accounting Statement No. 142, "Goodwill and Other Intangible Assets" on November 1, 2001. Under SFAS 142, goodwill recorded as a part of a business combination is no longer amortized, but instead will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Also, SFAS 142 requires that in future business combinations, all acquired intangible assets should be separately stated on the balance sheet if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will then be amortized over their useful lives, resulting in amortization expense. The new rule does not require that companies evaluate existing goodwill on their books for allocation into separately recognized intangible assets. However, companies, at the time of adoption of the new standard, are required to conduct an initial fair-value-based goodwill impairment test to determine if the carrying value of the goodwill on their balance sheet is impaired. To conduct this initial fair-value assessment, the Company engaged an independent valuation expert. The results of that assessment indicated that no impairment existed in the value of recorded goodwill on the Company's books as of November 1, 2001.

In accordance with the standard, the Company conducted its annual appraisal of goodwill shortly after the close of its fiscal year on October 31, 2002. An independent valuation expert was engaged to assist in this valuation as well. The valuation expert conducted their testing using generally accepted appraisal standards and SFAS 142 and performed such procedures as they considered, in their sole discretion, as necessary. The valuation expert performed various macro and micro economic analysis, reviewed the Company's historical financial statements, interviewed various members of management, identified comparable companies, and applied a variety of other valuation methodologies including discounted future cash earnings and market valuation (i.e. quoted prices for sales of similar companies or securities). The results indicated that the fair value of the Company's reporting units in which goodwill is associated was higher than their respective carrying values on the balance sheet. Therefore no impairment loss was recognized.

Based on the recorded amounts of goodwill on the Company's balance sheet, approximately $1.4 million in goodwill amortization would have been recorded for the year ending October 31, 2002 had the Company not early adopted the new standard.

The goodwill for tax purposes associated with the acquisition of UST exceeded the goodwill recorded on the financial statements by $1,462,000. The Company is reducing the goodwill recorded on the financial statements for the tax effect and the "tax-on-tax" effect of the $1,462,000 basis difference over a 15-year period. Accrued income taxes and deferred tax liabilities are being reduced as well. As of October 31, 2002, the Company reduced goodwill by $162,095 for the impact of the basis difference.

Reclassifications

Certain reclassifications have been made to the 2001 and 2000 income statements to conform with the 2002 presentation. These reclassifications had no effect on net income or retained earnings.

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

                                          Proforma
                                         Year ended
                                      October 31, 2000
                                      ----------------
Revenues                              $    106,462,887
Net income                            $      6,869,101
Basic earnings per share              $           0.82
Diluted earnings per share            $           0.70

3. ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following at October 31:

                                                     2002             2001
                                                 ------------     ------------
Trade receivables                                $  9,824,222     $ 17,205,346
Less- reserve for doubtful accounts                   345,516        1,298,245
                                                 ------------     ------------
Net trade receivables                            $  9,478,706     $ 15,907,101
                                                 ============     ============

Adjustments to the reserve for doubtful accounts consist of the following at October 31:

                                                     2002              2001
                                                 ------------      ------------
Balance, beginning of period                     $  1,298,245      $  1,864,258
Provision for doubtful accounts                      (748,200)          290,000
Net write-offs                                       (204,529)         (856,013)
                                                 ------------      ------------
Balance, end of period                           $    345,516      $  1,298,245
                                                 ============      ============

4. INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components at October 31:

                                                                2002             2001
                                                            ------------     ------------
Raw materials                                               $    354,380     $  1,236,411
Finished goods and spare parts                                 8,234,020        9,459,787
                                                            ------------     ------------
                                                               8,588,400       10,696,198
Less- reserve for excess and obsolete inventories                786,619        1,687,233
                                                            ------------     ------------
         Total inventories, net                             $  7,801,781     $  9,008,965
                                                            ============     ============

Adjustments to the reserve for excess and obsolete inventories consist of the following:

                                                                2002              2001
                                                            ------------      ------------
Balance, beginning of period                                $  1,687,233      $  1,133,475
Provision for excess and obsolete inventories                  1,068,013         1,300,000
Adjustments to inventories                                    (1,968,627)         (746,242)
                                                            ------------      ------------
Balance, end of period                                      $    786,619      $  1,687,233
                                                            ============      ============

5. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at October 31:

                                                         Estimated
                                                          Useful
                                                           Lives            2002             2001
                                                       ------------     ------------     ------------
Building                                                    20          $  2,397,954     $  2,397,954
Data processing and computer field equipment               3-5            10,011,196        7,862,996
Land                                                        --               611,582          611,582
Office furniture                                             5             1,073,851        1,084,117
Auto                                                         5               126,743          251,477
Other                                                      3-7               634,213          673,538
                                                                        ------------     ------------

Total property, plant and equipment                                       14,855,539       12,881,664
Less- accumulated depreciation                                             4,397,821        3,282,415
                                                                        ------------     ------------
Total property, plant and equipment, net                                $ 10,457,718     $  9,599,249
                                                                        ============     ============

6. ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31:

                                                     2002             2001
                                                 ------------     ------------
Commissions                                      $    428,460     $    493,915
Interest                                               11,265          144,138
Payroll                                               417,171          416,406
Bonuses                                               213,735          541,382
Vacation                                              481,228          398,100
Other                                                 416,912           57,211
                                                 ------------     ------------
Total current                                       1,968,771        2,051,152
Noncurrent liabilities                                240,955        1,299,114
                                                 ------------     ------------
     Total accrued liabilities                   $  2,209,726     $  3,350,266
                                                 ============     ============

7. UNEARNED REVENUE:

Unearned revenue consists of the following at October 31:

                                                                2002             2001
                                                            ------------     ------------

Service contracts                                           $    785,067     $  1,375,018
Warranty service                                                 366,586          578,964
Customer deposits                                                897,171          370,714
Systems shipped but not installed                                 28,866          139,247
Other                                                              1,051           64,160
                                                            ------------     ------------
Total current unearned revenue                                 2,078,741        2,528,103
Noncurrent unearned service contract revenue                     233,859          454,166
                                                            ------------     ------------
     Total unearned revenue                                 $  2,312,600     $  2,982,269
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

The income tax provision for the years ending October 31, 2002, 2001 and 2000, consists of the following:

                                                 2002              2001             2000
                                             ------------      ------------     ------------

Current provision - federal                  $   (384,790)     $  1,630,630     $  4,440,000
Current provision (benefit) - state               (22,910)          350,800          753,000
Deferred provision (benefit)                      976,700           263,570       (1,037,000)
                                             ------------      ------------     ------------
      Total provision                        $    569,000      $  2,245,000     $  4,156,000
                                             ============      ============     ============

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

                                                      Year Ended
                                                      October 31,
                                   --------------------------------------------------
                                       2002               2001               2000
                                   ------------       ------------       ------------

Statutory rate                               34%                34%                34%
State income taxes                            7%                 7%                 7%
Other                                        (2)%               (2)%               (2)%
                                   ------------       ------------       ------------
Effective rate                               39%                39%                39%
                                   ============       ============       ============

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31 are presented below:

                                                                           2002              2001
                                                                       ------------      ------------
Deferred tax assets:
   Nondeductible reserves                                              $    466,292      $    925,917
   Prepaid service contracts                                                168,210           247,423
   Unamortized cost of service contracts                                     52,788           102,412
   Other                                                                    119,418            95,599
                                                                       ------------      ------------
     Total deferred tax asset                                               806,708         1,371,351
                                                                       ------------      ------------
Deferred tax liabilities:
   Tax income to be recognized on sales-type lease contracts                 50,062           394,624
   Unamortized capitalized software development costs                        93,279           160,495
   Intangible Assets and Other                                            1,257,404           518,367
                                                                       ------------      ------------
     Total deferred tax liability                                         1,400,745         1,073,486
                                                                       ------------      ------------
     Net deferred tax asset (liability)                                $   (594,037)     $    297,865
                                                                       ============      ============

9. CREDIT AGREEMENTS:

Financing for the acquisitions described in Note 2 was provided through an amended and restated credit facility with a bank. The credit facility consists of term loans that were used to finance most of the cash purchase price for each of the acquisitions and a revolving line of credit. On October 31, 2001, the credit facility was restructured to reflect the Company's current earnings levels, expand the revolving line of credit, and to more fully collateralize the outstanding debt. The credit facility was amended three times during fiscal 2002 to reflect changes in the Company's financial condition and to reduce the availability under the revolving line of credit to $2 million. At October 31, 2002, long-term debt consisted of the following:

                                                                                                October 31,
                                                                                           2002             2001
                                                                                       ------------     ------------

     Bank line of credit, due March 31, 2003, secured by a
       borrowing base of accounts receivable and inventories                           $         --     $  5,350,000

     Term loan, payable in monthly installments of $259,861, due
       November 30, 2003 collateralized by all assets of the Company                     12,473,349       15,591,686

     Real estate term note, payable in monthly installments of $14,166, due
       November 30, 2003, secured by a first mortgage on the
       Company's headquarters building                                                    2,380,000        2,550,000

     Acquisition hold-back, payable on November 30, 2001                                         --        1,000,000
                                                                                       ------------     ------------

                                                                                         14,853,349       24,491,686

     Less-current maturities                                                              3,288,337        9,638,337
                                                                                       ------------     ------------

                                                                                       $ 11,565,012     $ 14,853,349
                                                                                       ============     ============

Maturities of long-term debt for each of the years ended October 31, are as follows:

    2003                                $ 3,288,337
    2004                                 11,565,012

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 1.79% at October 31, 2002) plus 3.75% or b) the bank's prime rate (which was 4.75% at October 31, 2002) plus 1%. The credit facility requires, among other things, that the Company maintain a minimum net worth, working capital and debt service coverage ratio and limits capital expenditures. At October 31, 2002, the Company was either in compliance with the covenants of the credit facility or had received the appropriate waivers from its bank.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

10. STOCK OPTIONS:

During fiscal 2000, the Company adopted a new stock option plan (2000 Plan) for officers, directors and key employees. The 2000 Plan replaces the previous 1988 Plan, which had expired. Under the 2000 Plan, the Board of Directors or a committee thereof determine the option price, not to be less than fair market value at the date of grant, the date of the grant, number of options granted, and the vesting period. Although there are exceptions, generally options that have been granted under the 2000 Plan expire 10 years from the date of grant, have 3-year cliff-vesting and are incentive stock options as defined under the applicable IRS tax rules. Options granted under the previous 1988 Plan generally vested 33 1/3% per year after a 1-year waiting period.

                                                              Outstanding Options
                                                             (1988 and 2000 Plans)
                                                      ---------------------------------
                                                                           Price Per
                                                         Number              Share
                                                      ------------      ---------------

     Balance, October 31, 1999                             337,076      $   0.25 - 4.38
     Granted                                               258,400      $  9.06 - 18.13
     Exercised                                             (99,732)     $   0.25 - 4.38
     Forfeited                                             (21,100)     $ 11.00 - 18.13
                                                      ------------      ---------------
     Balance, October 31, 2000                             474,644      $  0.25 - 18.13
     Granted                                               119,350      $  5.31 - 11.63
     Exercised                                             (94,004)     $   0.25 - 4.38
     Forfeited                                             (58,850)     $  9.06 - 18.13
                                                      ------------      ---------------
     Balance, October 31, 2001                             441,140      $  0.31 - 18.13
     Granted                                               277,900      $   3.63 - 5.80
     Exercised                                                  --      $            --
     Forfeited                                             (44,100)     $  3.63 - 18.13
                                                      ------------      ---------------
     Balance, October 31, 2002                             674,940      $   .31 - 18.13
                                                      ============      ===============

At October 31, 2002 and 2001, options to purchase 181,007 and 170,840 shares, respectively, are exercisable.

The Company has also granted options outside the Plan to certain officers and directors. These options generally expire ten years from the date of grant and are exercisable over the period stated in each option. The table below presents information regarding options granted outside the Plan.

                                                             Outstanding Options
                                                      ---------------------------------
                                                                           Price Per
                                                         Number              Share
                                                      ------------      ---------------

     Balance, October 31, 1999                           2,400,000      $      .25-5.94
     Granted                                                40,000      $         15.53
                                                                        ---------------
     Exercised                                            (289,600)     $          0.25
                                                      ------------      ---------------
     Balance, October 31, 2000                           2,150,400      $     .25-15.53
     Exercised                                            (500,000)     $     0.25-5.81
     Forfeited                                            (200,000)     $          5.81
                                                      ------------      ---------------
     Balance, October 31, 2001                           1,450,400      $     .25-15.53
     Granted                                                    --      $            --
     Exercised                                            (465,000)     $          0.25
     Forfeited                                                  --                   --
                                                      ------------      ---------------
     Balance, October 31, 2002                             985,400      $     .25-15.53
                                                      ============      ===============

The following is a summary of stock options outstanding as of October 31, 2002:

                       Options Outstanding                                       Options Exercisable
                       -----------------------------------------------------     ---------------------------------
                                                              Weighted
                                                              Average            Number
                       Number              Weighted           Remaining          Exercisable at     Weighted
Range of Exercise      Outstanding at      Average            Contractual        October 31,        Average
Prices                 October 31, 2002    Exercise Price     Life               2002               Exercise Price
-----------------      ----------------    --------------     --------------     --------------     --------------
$0.25-1.64                     410,072     $         0.40               1.13            410,072     $         0.40
$3.63-5.81                     986,468     $         5.10               6.51            695,168     $         5.60
$9.06-12.31                     76,250     $        10.12               7.96             21,000     $         9.06
$15.53-18.13                   187,550     $        17.57               7.38             26,667     $        15.53

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

                                           For the Year Ended October 31,
                                   ----------------------------------------------
                                       2002             2001             2000
                                   ------------     ------------     ------------
NET INCOME:
   As reported                     $    878,239     $  3,480,637     $  6,461,619
   Pro forma                       $    236,981     $  2,814,453     $  5,873,096

EARNINGS PER SHARE:
   As reported - Basic             $        .09     $        .38     $        .77
   As reported - Diluted           $        .09     $        .36     $        .66

   Pro forma - Basic               $        .03     $        .31     $        .70
   Pro forma - Diluted             $        .02     $        .29     $        .60

The fair value of the options granted was estimated at the date of grant using the Modified Black-Scholes European pricing model with the following assumptions: risk free interest rate (4.46% to 5.78%), dividend yield (0.00%), expected volatility (80.50% to 86.31%), and expected life (6 years).

11. EARNINGS PER SHARE:

All basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

                                                  For the Year Ended October 31, 2002
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     -------------    ------------
Basic EPS
  Net income                                 $    878,239        9,375,336     $        .09
                                             ============                      ============
  Dilutive effect of stock options                                 490,826
                                                              ------------

Diluted EPS
  Net income                                 $    878,239        9,866,162     $        .09
                                             ============     ============     ============

                                                  For the Year Ended October 31, 2001
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     -------------    ------------
Basic EPS
  Net income                                 $  3,480,637        9,061,105     $        .38
                                             ============                      ============
  Dilutive effect of stock options                                 636,943
                                                              ------------

Diluted EPS
  Net income                                 $  3,480,637        9,698,048     $        .36
                                             ============     ============     ============

                                                  For the Year Ended October 31, 2000
                                             ----------------------------------------------
                                                Income           Shares          Per Share
                                             (Numerator)      (Denominator)       Amount
                                             ------------     -------------    ------------
Basic EPS
  Net income                                 $  6,461,619        8,350,299     $        .77
                                             ============                      ============
  Dilutive effect of stock options                               1,411,404
                                                              ------------

Diluted EPS
  Net income                                 $  6,461,619        9,761,703     $        .66
                                             ============     ============     ============

12. COMMITMENTS

Minimum future annual payments to be received under various leases are as follows:

                                                 Sales-Type
                                               Lease Payments       Operating
                                                 Receivable           Leases
                                               --------------      ------------
      2003                                      $    891,475       $    238,699
      2004                                           433,186            103,531
      2005                                            62,687             23,409
      2006                                            15,746              1,020
                                                ------------       ------------
                                                   1,403,094       $    366,659
                                                                   ============
 Less- imputed interest                              168,333
                                                ------------
 Present value of minimum payments              $  1,234,761
                                                ============

13. MAJOR CUSTOMERS AND CONCENTRATIONS OF CREDIT RISK:

During fiscal 2002, 2001 and 2000, no single customer represented 10 percent or more of revenues.

The Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions, which, in turn, may impact the Company's overall credit risk. However, the Company sells to a wide variety of customers, and except for its hospitality customers, does not focus its sales and marketing efforts on any particular industry. Management considers the Company's credit risk to be satisfactorily diversified and believes that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 2002.

14. EMPLOYMENT AGREEMENTS:

The Company has two incentive compensation plans: one for sales professionals and one for all other employees. The Employee Bonus Plan ("EBP") provides an annual incentive compensation opportunity for senior executives and other employees designated by senior management and the Board of Directors as key employees. The purpose of the EBP is to provide an incentive for senior executives to reach Company-wide targeted financial objectives and to reward key employees for leadership and excellent performance. Those targeted results were not fully achieved in fiscal 2002, 2001 or 2000; however, the Company elected to pay partial bonuses of approximately $180,000, $157,500 and 120,000, respectively.

15. CONTINGENCIES:

Litigation

Since 1994, we have been monitoring numerous patent infringement lawsuits filed by PHONOMETRICS, INC., a Florida company, against certain telecommunications equipment manufacturers and hotels who use such equipment. While we have not been named as a defendant in any of these cases, several of our call accounting customers are named defendants. These customers have notified us that they will seek indemnification under the terms of their contracts with us. However, because there are other equipment vendors implicated along with us in the cases filed against our customers, we have never assumed the outright defense of our customers in any of these actions.

All of the cases filed by Phonometrics against our customers were originally filed in, or transferred to, the United States District Court for the Southern District of Florida. In October 1998, the Florida Court dismissed all of the cases filed against the hotels for failure to state a claim, relying on the precedent established in Phonometrics' unsuccessful patent infringement lawsuit against Northern Telecom. Phonometrics appealed the Florida court's order and the United States Court of Appeals for the Federal Circuit reversed the District Court's dismissal of the cases, but did so solely upon the basis of a procedural matter. The Appeals Court made no ruling with respect to the merits of Phonometrics' case and remanded the cases back to the Florida court for further proceedings. These cases were reopened in April 2000. In November 2001 several defendant hotels filed motions for summary judgment. These motions were granted in favor of the defendant hotels and the cases were closed after final judgment was issued against Phonometrics in April 2002. Subsequently, Phonometrics filed an appeal of the judgment, which is currently pending. In August 2002, the defendant hotels were awarded attorneys' fees and costs. Thereafter, Phonometrics filed an appeal of this award as well, which is also currently pending. We will continue to monitor proceedings in these actions.

16. RETIREMENT PLAN:

The Company has a 401(k) retirement plan (Plan). In addition to employee contributions, the Company makes discretionary matching and profit sharing contributions to the Plan based on percentages set by the Board of Directors. Contributions made by the Company to the Plan were approximately $482,000, $534,000 and $355,000 for the years ending October 31, 2002, 2001 and 2000, respectively.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following quarterly financial data has been prepared from the financial records of the Company without an audit, and reflects all adjustments which, in the opinion of management, were of a normal, recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented.

                                      For the Fiscal Year Ended October 31, 2002
                           ----------------------------------------------------------------
                                                   Quarter Ended
                           ----------------------------------------------------------------
                           January 31,       April 30,         July 31,        October 31,
                               2002             2002             2002              2002
                           ------------     ------------     ------------      ------------
                                         (in thousands, except per share data)
Net sales                  $     13,763     $     12,559     $     12,808      $     14,610
Gross profit                      3,259            2,914            2,139             3,285
Operating income                    599              154              (67)              452
Net income                          276                7              129               466
Basic EPS                  $       0.03     $       0.00     $       0.01      $       0.05
Diluted EPS                $       0.03     $       0.00     $       0.01      $       0.05

                                      For the Fiscal Year Ended October 31, 2001
                           ----------------------------------------------------------------
                                                   Quarter Ended
                           ----------------------------------------------------------------
                           January 31,       April 30,         July 31,        October 31,
                               2001             2001             2001              2001
                           ------------     ------------     ------------      ------------
                                         (in thousands, except per share data)
Net sales                  $     25,123     $     22,597     $     20,964      $     17,370
Gross profit                      6,839            5,893            5,748             4,938
Operating income                  2,622            1,112            2,034             1,581
Net income                        1,255              399              978               849
Basic EPS                  $       0.14     $       0.04     $       0.11      $       0.09
Diluted EPS                $       0.13     $       0.04     $       0.10      $       0.09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    We dismissed Arthur Andersen LLP ("Andersen") as our independent auditors on August 9, 2002 upon the recommendation of our Audit Committee and with the approval of our Board of Directors. Also on August 9, 2002, we engaged Grant Thornton LLP ("GT") as our new independent auditors upon the recommendation of our Audit Committee and with the approval of our Board of Directors.

    The reports of Andersen on our consolidated financial statements for each of our fiscal years ended October 31, 2000 and October 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

    During the fiscal years ended October 31, 2000 and 2001 and through the interim period from November 1, 2001 through August 9, 2002, (i) there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure that, if not resolved to the satisfaction of Andersen, would have caused Andersen to make reference to the subject matter in connection with its report on our consolidated financial statements for such years and (ii) there were no reportable events as defined in Item 304 (a)(1)(v) of Regulation S-K.

    Andersen no longer provides the letter required by Item 304(a)(3) confirming whether it agrees or disagrees with the statements made in the foregoing disclosure. At the time we filed our report on Form 8-K reporting the change in our certifying accountant from Andersen to GT, we were advised that Andersen was no longer issuing such letters, so we relied on the provisions of Item 304T(b)(2) to excuse our inability to comply with the requirements of Item 304(a)(3).

    During the fiscal years ended October 31, 2000 and 2001 and the portion of fiscal 2002 prior to GT's engagement as our accountants, we did not consult with GT with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements, or any other matters or reportable events as set forth in Items 304 (a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

    Our directors and executive officers are set forth below. All officers and members of the Board of Directors serve for a term of one year or until their successors are duly elected and qualified. Directors may be removed by holders of 66 2/3% of the Company's outstanding voting shares.


           NAME AND AGE                     POSITIONS WITH COMPANY
           ------------                     ----------------------
           Jack R. Ingram                   Chairman of the Board, Chief Executive
           Age 59                             Officer, and President

           Robert B. Wagner                 Chief Financial Officer, Vice President of
           Age 41                             Finance, Secretary, Treasurer, and Director

           Larry N. Patterson               Senior Vice President, Sales and Service
           Age 46

           Donald E. Reigel                 Regional Vice President, Sales - Central
           Age 48

           James J. Burke                   Regional Vice President, Sales - Western
           Age 58

           Ron B. Barber                    Director
           Age 48

           Donald T. Duke                   Director
           Age 53

           Dr. Robert D. Hisrich            Director
           Age 58

           Ronald L. Siegenthaler           Director
           Age 59

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

    MR. DUKE has been a director of the Company since March 1991. From 1980 until August, 2002, he was in senior management in the oil and gas industry, including time as President and Chief Operating Officer of Hadson Petroleum
(USA), Inc., a domestic oil and gas subsidiary of Hadson Corporation, where he was responsible for all phases of exploration and production, land, accounting, operations, product marketing and budgeting and planning. Mr. Duke has a Bachelor of Science Degree in Petroleum Engineering from the University of Oklahoma.

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


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based solely upon a review of Forms 3 and 4 furnished to us during our most recent fiscal year, Forms 5 furnished to us with respect to our most recent fiscal year, and written representations made to us by our directors and officers, we know of no director, officer, or beneficial owner of more than ten percent of the Company's Common Stock who has failed to file on a timely basis reports of beneficial ownership of the Company's Common Stock as required by
Section 16(a) of the Securities Exchange Act of 1934 and the rules adopted thereunder, except as follows: Mr. Don Reigel, our Regional Vice President of Sales--Central, was late in filing 5 reports on Form 4 reporting 9 transactions. Mr. Jack Ingram, our President and CEO, was late in filing 2 reports on Form 4 reporting 2 transactions.

ITEM 11.  EXECUTIVE COMPENSATION.

    That portion of the Company's definitive Proxy Statement appearing under the caption "Executive Compensation," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 2003 and to be used in connection with the Company's Annual Meeting of Shareholders to be held April 3, 2003 is hereby incorporated by reference.


ITEM 12. SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS  AND MANAGEMENT.

    That portion of the Company's definitive Proxy Statement appearing under the caption "Security Ownership of Certain Beneficial Owners and Management," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 2003 and to be used in connection with the Company's Annual Meeting of Shareholders to be held April 3, 2003 is hereby incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    That portion of the Company's definitive Proxy Statement appearing under the caption "Related Transactions," to be filed with the Securities and Exchange Commission pursuant to Regulation 14A on or before February 28, 2003 and to be used in connection with the Company's Annual Meeting of Shareholders to be held April 3, 2003 is hereby incorporated by reference.


ITEM 14.  CONTROLS AND PROCEDURES.

    (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

    (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The following documents are filed as a part of this report:

    (1) Financial Statements - See Index to Financial Statements at Page 22 of this Form 10-K.

    (2) Financial Statement Schedule - None.

    (3) Exhibits - The following exhibits are included with this report or incorporated herein by reference:

        SEC NO.        DESCRIPTION

         3(i)1 Amended and Restated Certificate of Incorporation of the Registrant. (Incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant's Registration Statement on Form S-1, filed on June 17, 1987, File No. 33-7841).

         3(i)2 Amendment No. 1 to Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 1 to Registration Statement on Form S-8, filed on July 28, 1999, File No. 33-62173).

         3(i)3 Amendment No. 2 to Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 3(i)(c) to the Form 10-Q for the quarter ended April 30,
                     2000).

         3(i)4 Amendment No. 3 to Amended and Restated Certificate of Incorporation. (Incorporated by reference to Exhibit 4.4 to the Company's Post-Effective Amendment No. 2 to the Registration Statement Form S-8, filed on June 28, 2000).

         3(ii) Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3(ii)(a) to the Registrant's Form 10-Q for the quarter ended April 30, 2001, filed on July 14, 2001).

         10.1        Dealer Agreement Among Lucent Technologies, Inc.;
                     Distributor, Inacom Communications, Inc.; and XETA Corporation for Business Communications Systems. (Incorporated by reference to Exhibit 10.1 to Form 10-Q for the quarter ended April 30, 1999).

         10.2 Real Estate Mortgage on the Registrant's Broken Arrow, Oklahoma property. (Incorporated by reference to Exhibit
                     2.5 to Report on Form 8-K filed December 15, 1999).

         10.3 Pledge and Security Agreement relating to November 30, 1999 Credit. (Incorporated by reference to Exhibit 2.4 to Report on Form 8-K filed December 15, 1999).

         10.4 Subsidiary Guaranty by U.S. Technologies Systems, Inc. of November 30, 1999 Credit facility. (Incorporated by reference to Exhibit 2.6 to Report on Form 8-K filed December 15, 1999).

         10.5* Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson. (Incorporated by reference to Exhibit
                     10.9 to Form 10-Q for the quarter ended April 30, 2000).

         10.6 Amendment to Dealer Agreement Among Lucent Technologies, Inc. Distributor, Inacom Communications, Inc.; and XETA Corporation, for Business Communications Systems, dated effective March 19, 2000. (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 30,
                     2000).

         10.7* XETA Technologies 2000 Stock Option Plan. (Incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended April 30, 2000).

         10.8* Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson. (Incorporated by reference to Exhibit
                     10.14 to Annual Report on Form 10-K for year ended October 31, 2000).

         10.9 Notice of Assignment by Lucent Technologies Inc. dated September 14, 2000 of all contracts with XETA Technologies, Inc. to Avaya Inc. (Incorporated by reference to Exhibit
                     10.16 to Annual Report on Form 10-K for the year ended October 31, 2000).

         10.10 Amended and Restated Credit Agreement dated October 31, 2001 among XETA Technologies, Inc., the Lenders and the Agent. (Incorporated by reference to Exhibit 10.15 to the Annual Report on Form 10-K for the year ended October 31,
                     2001).

         10.11 HCX 5000/HCX 5000i(R) Authorized Distributor Agreement for 2002 dated January 1, 2002 between Hitachi Telecom (USA), Inc. and XETA Corporation. (Incorporated by reference to Exhibit 10.15 to Form 10-Q for the quarter ended January 31, 2002).

         10.12 First Amendment to the Amended and Restated Credit Agreement dated effective as of June 1, 2002 among XETA Technologies, Inc., the Lenders and the Agent.

         10.13 Second Amendment to Amended and Restated Credit Agreement dated effective as of September 10, 2002 among XETA Technologies, Inc., the Lenders and the Agent.

         21          Subsidiaries of XETA Technologies.

         23          Consent of Grant Thornton LLP.

         99.1 Certification of the Company's Chief Executive Officer, Jack R. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2 Certification of the Company's Chief Financial Officer, Robert B. Wagner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Indicates management contract or compensatory plan or arrangement.

We will provide copies of any exhibit to shareholders who request copies of this Report and any specific exhibits pursuant to Rule 14a-3 of the Securities and Exchange Act. Copies of exhibits will be provided upon the payment of our reasonable costs in furnishing same.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             XETA TECHNOLOGIES, INC.


JANUARY 24, 2003                             BY: /s/ Jack R. Ingram
                                                --------------------------------
                                                JACK R. INGRAM, CHIEF EXECUTIVE
                                                   OFFICER AND PRESIDENT


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


JANUARY 24, 2003                                /s/ Jack R. Ingram
                                                --------------------------------
                                                JACK R. INGRAM, CHIEF EXECUTIVE
                                                  OFFICER, PRESIDENT AND
                                                    DIRECTOR


JANUARY 24, 2003                                /s/ Robert B. Wagner
                                                --------------------------------
                                                ROBERT B. WAGNER, VICE PRESIDENT
                                                  OF FINANCE, CHIEF FINANCIAL
                                                    OFFICER, AND DIRECTOR


JANUARY 27, 2003                                /s/ Donald T. Duke
                                                --------------------------------
                                                DONALD T. DUKE, DIRECTOR


JANUARY 29, 2003                                /s/ Ronald L. Siegenthaler
                                                --------------------------------
                                                RONALD L. SIEGENTHALER, DIRECTOR

                                 CERTIFICATIONS


I, JACK R. INGRAM, CERTIFY THAT:


1.  I have reviewed this annual report on Form 10-K of XETA Technologies, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                 /s/ Jack R. Ingram
-----------------------------------------------------
Jack R. Ingram, President and Chief Executive Officer



Date:       1/24/03
     ------------------------------------------------

I, ROBERT B. WAGNER, CERTIFY THAT:


1.  I have reviewed this annual report on Form 10-K of XETA Technologies, Inc.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



          /s/ Robert B. Wagner
-----------------------------------------
Robert B. Wagner, Chief Financial Officer



Date:     1/24/03
     ------------------------------------

                               INDEX TO EXHIBITS


EXHIBIT
NO.               DESCRIPTION
-------           -----------
  3(i)1           Amended and Restated Certificate of Incorporation of the
                  Registrant. (Incorporated by reference to Exhibits 3.1 and 3.2 to the Registrant's Registration Statement on Form S-1, filed on June 17, 1987, File No. 33-7841).

  3(i)2           Amendment No. 1 to Amended and Restated Certificate of
                  Incorporation. (Incorporated by reference to Exhibit 4.2 to the Registrant's Post-Effective Amendment No. 1 to
                  Registration Statement on Form S-8, filed on July 28, 1999,
                  File No. 33-62173).

  3(i)3           Amendment No. 2 to Amended and Restated Certificate of
                  Incorporation. (Incorporated by reference to Exhibit 3(i)(c) to the Form 10-Q for the quarter ended April 30, 2000).

  3(i)4           Amendment No. 3 to Amended and Restated Certificate of
                  Incorporation. (Incorporated by reference to Exhibit 4.4 to the Company's Post-Effective Amendment No. 2 to the
                  Registration Statement Form S-8, filed on June 28, 2000).

  3(ii) Amended and Restated Bylaws of the Registrant. (Incorporated by reference to Exhibit 3(ii)(a) to the Registrant's Form 10-Q for the quarter ended April 30, 2001, filed on July 14, 2001).

  10.1            Dealer Agreement Among Lucent Technologies, Inc.; Distributor,
                  Inacom Communications, Inc.; and XETA Corporation for Business
                  Communications Systems. (Incorporated by reference to Exhibit
                  10.1 to Form 10-Q for the quarter ended April 30, 1999).

  10.2            Real Estate Mortgage on the Registrant's Broken Arrow,
                  Oklahoma property. (Incorporated by reference to Exhibit 2.5 to Report on Form 8-K filed December 15, 1999).

  10.3            Pledge and Security Agreement relating to November 30, 1999
                  Credit. (Incorporated by reference to Exhibit 2.4 to Report on Form 8-K filed December 15, 1999).

  10.4            Subsidiary Guaranty by U.S. Technologies Systems, Inc. of
                  November 30, 1999 Credit facility. (Incorporated by reference to Exhibit 2.6 to Report on Form 8-K filed December 15, 1999).

  10.5*           Stock Purchase Option dated February 1, 2000 granted to Larry
                  N. Patterson. (Incorporated by reference to Exhibit 10.9 to
                  Form 10-Q for the quarter ended April 30, 2000).

  10.6            Amendment to Dealer Agreement Among Lucent Technologies, Inc.
                  Distributor, Inacom Communications, Inc.; and XETA
                  Corporation, for Business Communications Systems, dated effective March 19, 2000. (Incorporated by reference to Exhibit 10.10 to Form 10-Q for the quarter ended April 30,
                  2000).

  10.7* XETA Technologies 2000 Stock Option Plan. (Incorporated by reference to Exhibit 10.11 to Form 10-Q for the quarter ended
                  April 30, 2000).

  10.8*           Stock Purchase Option dated August 11, 2000 granted to Larry
                  N. Patterson. (Incorporated by reference to Exhibit 10.14 to
                  Annual Report on Form 10-K for year ended October 31, 2000).

  10.9            Notice of Assignment by Lucent Technologies Inc. dated
                  September 14, 2000 of all contracts with XETA Technologies,
                  Inc. to Avaya Inc. (Incorporated by reference to Exhibit 10.16 to Annual Report on Form 10-K for the year ended October 31,
                  2000).

  10.10 Amended and Restated Credit Agreement dated October 31, 2001 among XETA Technologies, Inc., the Lenders and the Agent.
                  (Incorporated by reference to Exhibit 10.15 to the Annual
                  Report on Form 10-K for the year ended October 31, 2001).

  10.11           HCX 5000/HCX 5000i(R) Authorized Distributor Agreement for
                  2002 dated January 1, 2002 between Hitachi Telecom (USA), Inc.
                  and XETA Corporation. (Incorporated by reference to Exhibit
                  10.15 to Form 10-Q for the quarter ended January 31, 2002).


  10.12 First Amendment to the Amended and Restated Credit Agreement dated effective as of June 1, 2002 among XETA Technologies, Inc., the Lenders and the Agent.

  10.13 Second Amendment to Amended and Restated Credit Agreement dated effective as of September 10, 2002 among XETA
                  Technologies, Inc., the Lenders and the Agent.

  21              Subsidiaries of XETA Technologies.

  23              Consent of Grant Thornton LLP.

  99.1            Certification of the Company's Chief Executive Officer, Jack
                  R. Ingram, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.2            Certification of the Company's Chief Financial Officer, Robert
                  B. Wagner, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*        Indicates management contract or compensatory plan or arrangement.

We will provide copies of any exhibit to shareholders who request copies of this Report and any specific exhibits pursuant to Rule 14a-3 of the Securities and Exchange Act. Copies of exhibits will be provided upon the payment of our reasonable costs in furnishing same.