Form 10-Q
period 2003-01-31
XETA TECHNOLOGIES INC
filed 2003-03-17
CIK 742550

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 31, 2003

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

                     Yes  X      No
                        -----      -----

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     Yes         No  X
                        -----      -----

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at February 28, 2003
-----------------------------         ----------------------------------------
Common Stock, $.001 par value                         9,702,952

                          PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

           Consolidated Balance Sheets - January 31, 2003
               and October 31, 2002

           Consolidated Statements of Operations - For the
               Three months ended January 31, 2003 and 2002

           Consolidated Statement of Shareholders' Equity -
               November 1, 2002 through January 31, 2003

           Consolidated Statements of Cash Flows - For the
               Three months ended January 31, 2003 and 2002

           Notes to Consolidated Financial Statements

                                  XETA TECHNOLOGIES, INC.
                                CONSOLIDATED BALANCE SHEETS


                                           ASSETS
                                                                     January 31, 2003      October 31, 2002
                                                                     ----------------      ----------------
                                                                        (Unaudited)

Current Assets:
  Cash and cash equivalents                                          $      1,448,458      $      1,966,734
  Current portion of net investment in
    sales-type leases and other receivables                                   861,096             1,015,096
  Trade accounts receivable, net                                           10,250,047             9,478,706
  Inventories, net                                                          7,187,714             7,801,781
  Deferred tax asset, net                                                     577,286               592,643
  Prepaid taxes                                                               896,628             1,195,539
  Prepaid expenses and other assets                                           421,155               165,657
                                                                     ----------------      ----------------
    Total current assets                                                   21,642,384            22,216,156
                                                                     ----------------      ----------------

Noncurrent Assets:
  Goodwill, net of accumulated amortization
    prior to adoption of SFAS 142                                          25,768,568            25,782,462
  Net investment in sales-type leases,
    less current portion above                                                466,778               519,270
  Property, plant & equipment, net                                         10,454,826            10,457,718
  Capitalized software production costs, net of
    accumulated amortization of $1,098,065 and $1,053,066                     192,956               237,955
  Other assets                                                                158,525               170,424
                                                                     ----------------      ----------------
    Total noncurrent assets                                                37,041,653            37,167,829
                                                                     ----------------      ----------------
    Total assets                                                     $     58,684,037      $     59,383,985
                                                                     ================      ================

                            LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                  $      3,288,337      $      3,288,337
  Revolving line of credit                                                  2,000,000                    --
  Accounts payable                                                          3,903,049             6,119,135
  Unearned revenue                                                          1,991,590             2,078,741
  Accrued liabilities                                                       1,743,854             1,968,771
  Other Liabilities                                                           178,132               181,501
                                                                     ----------------      ----------------
    Total current liabilities                                              13,104,962            13,636,485
                                                                     ----------------      ----------------

Noncurrent liabilities:
  Long-term debt, less current portion above                               10,742,928            11,565,012
  Accrued long-term liabilities                                               196,783               240,955
  Unearned service revenue                                                    224,587               233,859
  Noncurrent deferred tax liability, net                                    1,400,499             1,186,680
                                                                     ----------------      ----------------
                                                                           12,564,797            13,226,506
                                                                     ----------------      ----------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                                            --                    --
  Common stock; $.001 par value; 50,000,000
   shares authorized, 10,721,740 and 10,721,740 issued at
   January 31, 2003 and  October 31, 2002, respectively                        10,721                10,721
  Paid-in capital                                                          12,193,029            12,193,029
  Retained earnings                                                        23,163,491            22,672,256
  Accumulated other comprehensive loss                                       (108,304)             (110,353)
  Less treasury stock, at cost                                             (2,244,659)           (2,244,659)
                                                                     ----------------      ----------------
   Total shareholders' equity                                              33,014,278            32,520,994
                                                                     ----------------      ----------------
   Total liabilities and shareholders' equity                        $     58,684,037      $     59,383,985
                                                                     ================      ================


    The accompanying notes are an integral part of these consolidated balance sheets.

                            XETA TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED


                                                                    For the Three Months
                                                                      Ended January 31,
                                                                  2003                  2002
                                                            ----------------      ----------------

Systems sales                                               $      8,725,109      $      7,345,041
Installation and service revenues                                  6,116,505             6,066,839
Other revenues                                                       589,791               351,184
                                                            ----------------      ----------------
  Net sales and service revenues                                  15,431,405            13,763,064
                                                            ----------------      ----------------


Cost of systems sales                                              6,428,212             5,035,386
Installation and services costs                                    4,360,407             4,727,050
Cost of other revenues & corporate COGS                              723,691               741,252
                                                            ----------------      ----------------
  Total cost of sales and service                                 11,512,310            10,503,688
                                                            ----------------      ----------------

    Gross profit                                                   3,919,095             3,259,376
                                                            ----------------      ----------------

Operating expenses:
  Selling, general and administrative                              2,937,355             2,614,807
  Amortization                                                        45,000                45,000
                                                            ----------------      ----------------
      Total operating expenses                                     2,982,355             2,659,807
                                                            ----------------      ----------------

Income from operations                                               936,740               599,569

  Interest expense                                                  (179,677)             (254,960)
  Interest and other income                                           50,172               111,631
                                                            ----------------      ----------------
      Subtotal                                                      (129,505)             (143,329)

Income before provision for income
  taxes                                                              807,235               456,240
Provision for income taxes                                           316,000               180,000
                                                            ----------------      ----------------
Net income                                                  $        491,235      $        276,240
                                                            ================      ================

Earnings per share
  Basic                                                     $           0.05      $           0.03
                                                            ================      ================

  Diluted                                                   $           0.05      $           0.03
                                                            ================      ================


Weighted average shares outstanding                                9,702,952             9,237,952
                                                            ================      ================

Weighted average equivalent shares                                 9,941,968             9,880,989
                                                            ================      ================

  The accompanying notes are an integral part of these consolidated statements.

                            XETA TECHNOLOGIES, INC.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   UNAUDITED

                                                   Common Stock                              Treasury Stock
                                        -------------------------------------     -------------------------------------

                                         Shares Issued           Par Value             Shares               Amount
                                        ----------------     ----------------     ----------------     ----------------
Balance-October 31, 2002                      10,721,740     $         10,721            1,018,788     $     (2,244,659)

Components of comprehensive income:

     Net income                                       --                   --                   --                   --

     Unrealized gain/loss on hedge, net
        of tax of $1,320                              --                   --                   --                   --


     Total comprehensive income
                                        ----------------     ----------------     ----------------     ----------------
Balance-January 31, 2003                      10,721,740     $         10,721            1,018,788     $     (2,244,659)
                                        ================     ================     ================     ================


                                                            Accumulated Other
                                                             Comprehensive             Retained
                                       Paid-in Capital            Loss                 Earnings               Total
                                       ----------------     -----------------      ----------------     ----------------
Balance-October 31, 2002               $     12,193,029     $        (110,353)     $     22,672,256     $     32,520,994

Components of comprehensive income:

    Net income                                       --                    --               491,235              491,235

    Unrealized gain/loss on hedge, net
       of tax of $1,320                              --                 2,049                    --                2,049

                                                                                                        ----------------
    Total comprehensive income                                                                                   493,284
                                       ----------------     -----------------      ----------------     ----------------
Balance-January 31, 2003               $     12,193,029              (108,304)     $     23,163,491     $     33,014,278
                                       ================     =================      ================     ================

                            XETA TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                     For the Three Months
                                                                                       Ended January 31,
                                                                                   2003                2002
                                                                             ---------------      ---------------

Cash flows from operating activities:
Net income                                                                   $       491,235      $       276,240
                                                                             ---------------      ---------------

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                    245,259              266,627
     Amortization                                                                     45,000               45,000
     Loss on sale of assets                                                               --                  703
     Provision for (reversal of) returns & doubtful accounts receivable                   --              (48,200)
     Provision for excess and obsolete inventory                                      81,082               56,123
Change in assets and liabilities, net of acquisitions:
     Decrease in net investment in sales-type leases & other receivables             206,492              993,166
     (Increase) decrease in trade receivables                                       (771,341)           5,242,559
     (Increase) decrease in inventories                                              532,985               (7,610)
     Decrease in deferred tax asset                                                   15,357              225,422
     (Increase) in prepaid expenses and other assets                                (243,599)             (22,853)
     (Increase) decrease in prepaid taxes                                            298,911             (354,954)
     Increase (decrease) in accounts payable                                      (2,216,086)             457,266
     (Decrease) in unearned revenue                                                  (96,423)            (278,825)
     Increase in accrued income taxes                                                  9,556               82,820
     (Decrease) in accrued liabilities                                              (269,089)            (722,273)
     Increase in deferred tax liabilities                                            216,837              164,636
                                                                             ---------------      ---------------
            Total adjustments                                                     (1,945,059)           6,099,607
                                                                             ---------------      ---------------

            Net cash provided by (used in) operating activities                   (1,453,824)           6,375,847
                                                                             ---------------      ---------------

Cash flows from investing activities:
     Additions to property, plant & equipment                                       (244,186)            (562,752)
     Proceeds from sale of assets                                                      1,818                   --
                                                                             ---------------      ---------------
            Net cash used in investing activities                                   (242,368)            (562,752)
                                                                             ---------------      ---------------

Cash flows from financing activities:
     Proceeds from draws on revolving line of credit                               2,000,000            7,300,000
     Principal payments on debt                                                     (822,084)          (1,822,087)
     Payments on revolving line of credit                                                 --          (11,622,000)
                                                                             ---------------      ---------------
            Net cash provided by (used in) financing activities                    1,177,916           (6,144,087)
                                                                             ---------------      ---------------

            Net decrease in cash and cash equivalents                               (518,276)            (330,992)

Cash and cash equivalents, beginning of period                                     1,966,734              597,889
                                                                             ---------------      ---------------
Cash and cash equivalents, end of period                                     $     1,448,458      $       266,897
                                                                             ===============      ===============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                $       240,338      $       443,987
     Cash paid during the period for income taxes                            $        14,183      $        62,078
     Contingent consideration paid to target shareholder                     $            --      $     1,000,000

 The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                                JANUARY 31, 2003
                                   (Unaudited)

1. BASIS OF PRESENTATION

         The consolidated financial statements herein include the accounts of XETA Technologies, Inc. and its wholly-owned subsidiaries, U.S. Technologies Systems, Inc. ("UST") and Xetacom, Inc. (the "Company" or "XETA"). Xetacom's operations have been insignificant to date. All significant intercompany accounts and transactions have been eliminated.

         The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest financial statements filed as part of the Company's Annual Report on Form 10-K, Commission File No. 0-16231. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments made were of a normal recurring nature. The results of operations for the interim period is not necessarily indicative of the results for the entire fiscal year.

These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, which was filed with the SEC on January 29, 2003, reflecting the operating results of the Company.

2. INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

                                                       January 31,         October 31,
                                                           2003               2002
                                                      --------------     --------------
                                                       (Unaudited)

Finished goods and spare parts                        $    7,726,051     $    8,234,020
Raw materials                                                358,627            354,380
                                                      --------------     --------------
                                                           8,084,678          8,588,400
Less- reserve for excess and obsolete inventories            896,964            786,619
                                                      --------------     --------------
         Total inventories, net                       $    7,187,714     $    7,801,781
                                                      ==============     ==============

3. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                   Estimated
                                                     Useful              January 31,         October 31,
                                                      Lives                 2003                 2002
                                                 ----------------     ----------------     ----------------
                                                                         (Unaudited)

Building                                                       20     $      2,397,954     $      2,397,954
Data processing and computer field equipment                  3-5           10,237,176           10,011,196
Land                                                           --              611,582              611,582
Office furniture                                                5            1,089,876            1,073,851
Auto                                                            5              126,743              126,743
Other                                                         3-7              634,213              634,213
                                                                      ----------------     ----------------

Total property, plant and equipment                                         15,097,544           14,855,539
Less- accumulated depreciation                                               4,642,718            4,397,821
                                                                      ----------------     ----------------

Total property, plant and equipment, net                              $     10,454,826     $     10,457,718
                                                                      ================     ================

4.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                                       January 31,          October 31,
                                                                          2003                 2002
                                                                    ----------------     ----------------
                                                                      (Unaudited)

Commissions                                                         $        551,082     $        428,460
Vacation                                                                     408,774              481,228
Payroll                                                                      188,306              417,171
Bonuses                                                                      111,981              213,735
Interest                                                                      13,221               11,265
Other                                                                        470,490              416,912
                                                                    ----------------     ----------------
Total current                                                              1,743,854            1,968,771
Noncurrent liabilities                                                       196,783              240,955
                                                                    ----------------     ----------------
     Total accrued liabilities                                      $      1,940,637     $      2,209,726
                                                                    ================     ================

5.  UNEARNED REVENUE:

Unearned revenue consists of the following:

                                                                       January 31,          October 31,
                                                                          2003                 2002
                                                                    ----------------     ----------------
                                                                      (Unaudited)

Customer deposits                                                   $        957,844     $        897,171
Service contracts                                                            731,189              785,067
Warranty service                                                             295,963              366,586
Systems shipped but not installed                                              4,750               28,866
Other                                                                          1,844                1,051
                                                                    ----------------     ----------------
Total current unearned revenue                                             1,991,590            2,078,741
Noncurrent unearned service contract revenue                                 224,587              233,859
                                                                    ----------------     ----------------
     Total unearned revenue                                         $      2,216,177     $      2,312,600
                                                                    ================     ================

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                                January 31,          October 31,
                                                                                   2003                  2002
                                                                             ----------------      ----------------
Deferred tax assets:                                                            (Unaudited)
   Nondeductible reserves                                                    $        511,613      $        466,292
   Prepaid service contracts                                                          144,924               168,210
   Unamortized cost of service contracts                                               42,381                52,788
   Other                                                                              101,807               119,418
                                                                             ----------------      ----------------
     Total deferred tax asset                                                         800,725               806,708
                                                                             ----------------      ----------------
Deferred tax liabilities:
   Intangible assets and other                                                      1,489,939             1,257,404
   Tax income to be recognized on sales-type lease contracts                           58,360                50,062
   Unamortized capitalized software development costs                                  75,639                93,279
                                                                             ----------------      ----------------
     Total deferred tax liability                                                   1,623,938             1,400,745
                                                                             ----------------      ----------------

     Net deferred liability                                                  $       (823,213)     $       (594,037)
                                                                             ================      ================

7. CREDIT AGREEMENTS:

At January 31, 2003, long-term debt consisted of the following:

                                                                                January 31,          October 31,
                                                                                   2003                 2002
                                                                             ----------------     ----------------
                                                                                (Unaudited)
Bank line of credit, due March 31, 2003, secured by a borrowing
  base of accounts receivable and inventories                                $      2,000,000     $             --

Term loan, payable in monthly installments of $259,861, due
  November 30, 2003 collateralized by all assets of the Company                    11,693,765           12,473,349

Real estate term note, payable in monthly installments of $14,166, due
  November 30, 2003, secured by a first mortgage on the
  Company's headquarters building                                                   2,337,500            2,380,000
                                                                             ----------------     ----------------


                                                                                   16,031,265           14,853,349

Less-current maturities                                                             5,288,337            3,288,337
                                                                             ----------------     ----------------

                                                                             $     10,742,928     $     11,565,012
                                                                             ================     ================

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 1.42% at January 31, 2003) plus 3.75% or b) the bank's prime rate (which was 4.75% at January 31, 2003) plus 1%. The credit facility requires, among other things, that the Company maintain a minimum net worth, working capital and debt service coverage ratio and limits capital expenditures. At January 31, 2003, the Company was either in compliance with the covenants of the credit facility or had received the appropriate waivers from its bank.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

8. STOCK OPTIONS:

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

                                            For the 3 Months Ended January 31,
                                          -------------------------------------
                                                2003                 2002
                                          ----------------     ----------------

   Net income as reported                 $        491,235     $        276,240
   Less: total stock-based employee
      compensation expense determined
      under fair value based method
      for all awards, net of related
      tax effects                                  179,187              160,315
                                          ----------------     ----------------
   Pro forma net income                   $        312,048     $        115,925

EARNINGS PER SHARE:
   As reported - Basic                    $            .05     $            .03
   As reported - Diluted                  $            .05     $            .03

   Pro forma - Basic                      $            .03     $            .01
   Pro forma - Diluted                    $            .03     $            .01

The fair value of the options granted was estimated at the date of grant using the Modified Black-Scholes European pricing model with the following assumptions: risk free interest rate (4.46% to 5.78%), dividend yield (0.00%), expected volatility (80.50% to 86.31%), and expected life (6 years).

9. FOOTNOTES INCORPORATED BY REFERENCE:

         Certain footnotes are applicable to the consolidated financial statements, but would be substantially unchanged from those presented in the Company's Annual Report on Form 10-K, Commission File No. 0-16231, filed with the Securities and Exchange Commission on January 29, 2003. Accordingly, reference should be made to those statements for the following:

   Note              Description

     1               Business and Summary of Significant Accounting Policies
     2               Acquisitions
     3               Accounts Receivable
     8               Income Taxes
    10               Stock Options
    11               Earnings Per Share
    12               Commitments
    13               Major Customers and Concentration of Credit Risk
    14               Employment Agreements
    15               Contingencies
    16               Retirement Plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING EXPECTATIONS
REGARDING: OUR FINANCIAL POSITION INCLUDING SALES, REVENUES, GROSS MARGINS, OPERATING MARGINS AND EXPENSES; TRENDS AND CONDITIONS IN THE U.S. ECONOMY AND IN THE COMMUNICATIONS TECHNOLOGY INDUSTRY AND HOSPITALITY MARKETS; AND OUR ABILITY TO IMPLEMENT OUR CURRENT BUSINESS PLAN. THESE AND OTHER FORWARD-LOOKING STATEMENTS (GENERALLY IDENTIFIED BY SUCH WORDS AS "EXPECTS," "PLANS," "BELIEVES," "ANTICIPATES" "FORECASTS," "PREDICTS," AND SIMILAR WORDS OR EXPRESSIONS) ARE NOT GUARANTEES OF PERFORMANCE BUT RATHER REFLECT OUR CURRENT EXPECTATIONS, ASSUMPTIONS AND BELIEFS BASED UPON INFORMATION CURRENTLY AVAILABLE TO US. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT AND THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. MANY OF THESE RISKS AND UNCERTAINTIES ARE DESCRIBED UNDER THE HEADING "OUTLOOK AND RISK FACTORS" BELOW. CONSEQUENTLY, ALL FORWARD-LOOKING STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE RISK FACTORS DISCUSSED HEREIN AND THROUGHOUT THIS REPORT TOGETHER WITH THE RISK FACTORS IDENTIFIED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, WHICH WAS FILED ON JANUARY 29, 2003.

GENERAL

For the quarter ending January 31, 2003, we earned $491,000 on revenues of $15.4 million. These results represent an increase in earnings of 78% and an increase in revenues of 12% compared to the first quarter of last year. Most of these improvements came from the sale of communications products to our commercial customers augmented by the steady revenues and gross profits derived from our services activities. The percentage increase in earnings on a much lower increase in revenues reflects the strict cost controls and improved efficiencies that we have put in place over the past 21 months and demonstrates the leverage that is now inherent in our operations such that incremental improvements in revenues produce significant earnings improvements.

Despite these encouraging results, we continue to operate in the midst of very fragile economic conditions marked by a high degree of pessimism by our customers. Our customers' pessimism causes close scrutiny of nearly all capital expenditures, resulting in lengthened sales cycles and greater competitive pressures. Currently, we believe the single most important factor causing this pessimism is geopolitical concerns centered on the situation in the Middle East, specifically the U.S.' current confrontation with Iraq ("Iraqi situation"). Feedback from our customer base coupled with media reports and public statements by economic pundits leads us to believe that capital spending in the United States is unlikely to revert to a "normal" level until these geopolitical issues are resolved. Until then, we will continue to cautiously implement growth initiatives only to the extent that they can be supported by our current revenues or through market development funding from Avaya or other suppliers. Should economic conditions worsen, we will rapidly revert to a defensive posture in an effort to remain profitable.

Notwithstanding the current macro-economic conditions, we continue to firmly believe in the strategic vision that we began pursuing three years ago. That strategy was based in large part on the technological changes that were emerging at the time, specifically the convergence of voice and data technologies. We also believed that by emerging from our roots in the lodging industry to the general commercial market, we were entering a vastly larger market that would provide us with large potential growth rates even if the overall market grew only modestly. From a research and development viewpoint, the march toward converged telecommunications products has continued unabated despite slow economic conditions during the past two years. During that time, Avaya has released a raft of new products, all of which are Internet Protocol-based technology. Customer acceptance of this technology is gaining steam as well. With few exceptions, customers who are making purchasing decisions are opting for the new technology in an effort to not be "left behind" with traditional voice switches.

In summary, we are facing a mixed bag of data. From a long-term view, we believe that we are in a very large market that is poised at the beginning of a new product cycle that is revolutionary in its scope. We also believe that our company is well-positioned to capitalize on these factors as one of a handful of national providers of complex, converged technology solutions. However, current macro-economic conditions coupled with the debt on our balance sheet present us with significant short-term challenges. We believe that it is in the best long-term interest of our shareholders to preserve the technical competence and market position that we have built in the last three years. However, should the current economic conditions continue or worsen in the short-term, we may be forced to take actions which could set us back in the pursuit of our long-term strategy.

The following discussion presents additional information regarding our financial condition and results of operations for the quarter ending January 31, 2003 and should be read in conjunction with our comments above as well as the Outlook and Risk Factors discussion contained at the end of this section of the report.

FINANCIAL CONDITION

For the three months ending January 31, 2003, cash used by operations was $1.5 million. This cash consisted of positive cash flows from earnings and non-cash charges of $863,000 and reductions in inventories of $533,000. Cash used in operations consisted of reductions in accounts payable of $2.2 million and an increase in trade accounts receivable of $771,000. Other working capital changes contributed cash of $138,000. The negative cash flows from operations were expected as a result of the surge in revenues experienced during the last month of the 4th quarter of fiscal 2002 and the first quarter just ended. Most of these orders were for larger systems, which generally have longer and more complex implementation schedules and therefore also have longer cash cycles. At the end of the quarter, our accounts payable balance had returned to more normal levels reflecting the cash paid for equipment purchases. The quality of our accounts receivable at January 31, 2003 remains within our targets as days sales outstanding on billed receivables was 43 days and the percentage of outstanding receivables beyond 60 days past due was 9%.

In addition to supporting our growth, cash was used in the quarter to make scheduled principal payments on our term debt of $822,000 and to fund capital expenditures of $242,000, most of which is related to the Company's ERP system implementation.

We funded our cash needs during the quarter by drawing $2 million on our working capital revolver. Presently, we do not have any further availability under the revolver; therefore it is essential that we generate positive cash flows in the second quarter from earnings and working capital in order to sustain our operations. We expect our second quarter revenues to be at similar or lower levels than our first quarter revenues, so we do not expect additional pressure on our working capital in the immediate future. However, while no assurance can be given, we believe that our banking partners would provide limited additional working capital if we were able to demonstrate that our needs were driven by increased revenues.

Although we have made all scheduled principal and interest payments on time, as a result of our low levels of profitability caused by the economic conditions discussed above and throughout this report, we have not been able to meet some of the financial covenants contained in our credit facility. To date, our banking partners have agreed to waive these defaults. It is likely that we will continue to not be in full compliance with these financial covenants until revenues and earnings improve for several consecutive quarters. Until that time, we will likely have limited availability to additional working capital. See "Outlook and Risk Factors" below for a further discussion of the risks associated with the Company's credit facility.

RESULTS OF OPERATIONS

For the first quarter of fiscal 2003, our revenues were $15.4 million, an increase of 12% over the first quarter of last year. This increase consisted of a 19% increase in systems sales; a 1% increase in installation and service revenues; and a 68% increase in other revenues. Our gross profit margins in the first quarter improved to 25.4% compared to 23.7% in the prior year and our operating expenses increased 12% compared to last year's levels. As a result of these factors, our first quarter net income was $491,000, a 78% improvement over last year. Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during the first quarter of fiscal 2003.

Systems Sales.

The increase in systems sales consisted of an increase in sales of equipment and systems to commercial customers of $2.4 million or 44%, partially offset by a decrease in sales of systems to lodging customers of $995,000 or 50%. The increase in sales to commercial customers reflects our continued market penetration in the commercial sector and excellent customer satisfaction with our implementation of systems. We believe we are well-positioned to serve customers who need to implement complex, networked, converged communications systems for their businesses. However, despite the results of the first quarter the rate of orders received for new systems declined dramatically beginning in mid-December of last year and continued through the end of February. Subsequently, and through the date of the filing of this report, order rates have improved modestly. We believe, that order rates are likely to continue to be depressed until the Iraqi situation is resolved. We believe that the decline in the sale of systems to the lodging industry is also being affected by these factors; however, the lodging industry also continues to suffer from the after-effects of the September 11th tragedy and the resulting slump specific to the travel industry.

To combat these issues, we are cautiously initiating a few, limited growth tactics. Specifically, we are hiring additional sales personnel to focus on mid-market opportunities in strategic cities in the United States. We define mid-market as a customer who generally has more than 100 employees, but is not a large, multi-national or "Fortune 500" type customer. Furthermore, our emphasis is on mid-market companies that have a need for multi-site, networked communications systems that fit well with our nation-wide implementation capabilities. From a long-term perspective, we believe that such customers are key to our success since we should have the opportunity to sell our full-range of systems and services, including recurring maintenance services to them. Currently, many of our sales of equipment are to Avaya customers. In these cases, Avaya invites us into the account to provide the equipment and installation as part of their Business Partner program. However, we are not permitted to sell our own service plans to these customers and therefore our ability to generate recurring revenue from this customer base is limited. By locating and securing our own customers through this Mid-market initiative, we expect to begin building a base of recurring revenue. Our efforts to expand in this area are being funded largely by cash incentives received from Avaya under their market development programs available to their dealer network. Given our present low level of earnings and limited access to working capital, these initiatives must gain traction and quickly produce gross profit contributions for us to continue to pursue them.

Installation and Service Revenues.

Installation and service revenues consist of the following:

                                                      Three Months Ending January 31,
                                                 -----------------     -----------------
                                                        2003                  2002
                                                 -----------------     -----------------
Contract & Time and Materials (T&M) revenues     $       4,242,000     $       4,543,000
Commercial installations                                   756,000               615,000
Lodging installations                                      424,000               423,000
Consulting                                                 695,000               486,000
                                                 -----------------     -----------------
Total installation and service revenue           $       6,117,000     $       6,067,000
                                                 =================     =================

The 7% decline in contract and T&M revenues consisted of an increase of 7% to contract revenues offset by a decrease of 39% in T&M revenues. The increase in contract revenues came from a modest expansion of our lodging customer base in both PBX and call accounting systems under contract. The decline in T&M revenues came from both our commercial and lodging customer bases as customers either chose different service providers or deferred routine maintenance of their systems. In addition, the overall demand for hourly services has declined as fewer customers are expanding their employee bases or moving employees which generates service billings for us. To ensure our competitive position, we have recently re-instituted lower hourly pricing for our services. By doing so, we believe our rates will compare favorably to smaller, regional service providers even though we have nationwide capabilities.

We recognize revenues from installation activities upon completion of the installation, which for larger systems often means that the equipment is shipped and systems revenues is recognized in one month and installation revenues on that system are recognized in a subsequent month. In the first quarter of fiscal 2003, revenues earned from installations of systems for commercial customers increased 23% which partially reflects the increase in commercial systems sales, but also reflects the fact that installation of some larger systems which shipped in the first quarter will be installed in the second quarter. Revenues from installations of systems for lodging customers were unchanged despite the decline in lodging systems sales reflecting installations of systems during the first quarter which were shipped in the fourth quarter of last year.

Consulting revenues increased 43% and reflects professional design and project management services provided to support the increase in sales of systems to commercial customers.

Gross Margins. The gross margin earned on total sales and service revenues in the first quarter was 25.4% compared to 23.7% for the same period last year. This increase consisted of increases in gross margins for installation and service revenues and an increase in the gross margins earned on Other revenues. These improvements were partially offset by a decrease in the gross margins earned on systems sales.

The gross margins earned on sales of systems was 26.3% down from 31.4% last year. This decline reflects both a decline in gross margins earned on sales of systems to commercial customers and a decrease in the percentage of total systems sold to lodging customers, which generally earn a higher profit margin. The decline in gross margins earned on sales to commercial customers reflects a higher mix of larger systems sold which often carry lower gross profit margins and the overall competitive pressures present in the market. The gross margin earned on installation and service revenues was 28.7%, up from 22.1% last year. This increase primarily reflects improvements in the gross margins earned in our National Service Center which serves our lodging and commercial contract customers. The continued integration of our commercial and lodging services offerings and improved efficiencies in processes and systems have produced these improvements. Gross margins earned on our other installation and service revenue streams was relatively unchanged.

A final component to our gross margins are the margins earned on other revenues and its corporate cost of goods sold expenses. Other revenues typically represent sales and cost of goods sold on equipment or services outside our normal provisioning processes and in the first quarter was dominated by the sale of a large data maintenance contract. In this transaction, which is an annual contract directly between Avaya and the customer, the service obligations are borne entirely by Avaya and we serve as a sales agent. Corporate cost of goods sold represents our material logistics and purchasing functions that supports all of our revenue streams. These expenses declined 15% in the first quarter compared to last year reflecting the effects of our tight cost controls.

Operating Expenses. Operating expenses increased 12% in the first quarter. This increase is entirely related to the loss of certain financial incentive programs previously offered by Avaya. These programs, which have been material to our operating results in the past, have been curtailed and/or replaced by Avaya. Beginning in our second fiscal quarter, we will be realizing new financial incentives that have been approved and paid by Avaya to support our sales expansion initiatives into a few new markets (see discussion under "Systems Sales" above regarding these sales initiatives). Under these new programs, Avaya grants specific requests for cost reimbursements based on a business plan submitted by us. Previously, we earned financial incentives based on a combination of the volume of our purchases and our marketing-related expenditures. Our other sales and general and administrative expenses were relatively unchanged between the two periods.

Interest Expense and Other Income. Interest and other expense was $130,000 in the first quarter of this year compared to $143,000 in the first quarter of last year. This improvement reflects a 29% decrease in interest expense partially offset by a 55% decrease in interest and other income. The decrease in interest expense reflects lower average debt outstanding during the two periods under comparison. The lower interest income in the first period is due to a decrease in the average amount of sales-type lease receivables outstanding. Both interest expense and interest income are expected to continue to decline.

Tax Provision. The Company has recorded a combined federal and state tax provision of 39% in all periods presented reflecting the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins. Net income as a percent of revenues was 3% for the first quarter compared to 2% for the same period last year. We believe that our current business model and current debt levels will support a target operating margin of 8%. However, we will have to realize sustained growth in systems sales to reach that target.

OUTLOOK AND RISK FACTORS

The following discussion is an update to the "Outlook and Risk Factors" discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 2002. The discussions in the report regarding "Dealer Agreements", "Dependence Upon Avaya", "Dependence Upon a Few Suppliers", "Hiring and Retaining Key Personnel", "Competition", "Lodging Industry", and "Stock Market Volatility" are still considered current and should be given equal consideration together with the matters discussed below.

We believe the U.S. economy is being negatively impacted by concerns about the Iraqi situation and those concerns are affecting our business.

Our order rates from our Commercial sector customers grew for six straight months during the last half of 2002. However, beginning in mid-December, those order rates for new equipment declined dramatically and have not recovered. Initially, we believed the decline was due to holiday-related vacations, but we now believe many customers are choosing not to make purchasing decisions until there is a resolution regarding a potential war in the Middle East. The evidence to support our belief is anecdotal and is based on discussions with customers and public comments made by economists and other industry pundits. There is a general consensus that if a war is begun, it is likely to do so during our second quarter and that resolution should come within a few weeks or months. After that, many believe the U.S. economy is poised for a rapid recovery. However, if the start of a war is delayed or if perceptions develop that the war is not going well, any recovery in our business would likely be delayed.

It is likely that we will continue to be in default of one or more of the financial covenants in our credit facility and our banking partners may not continue to grant waivers and/or provide working capital.

Based on the recent decline in order rates for new systems from our commercial sector, it is likely that our operating results will be lower in the second quarter than those presented in this report. If this occurs, we will continue to not be in compliance with one or more of the financial covenants in our credit facility. There can be no assurance given that our banking partners will waive future defaults and continue to provide a working capital line of credit. They may, in fact, request that we replace the current credit facility with one at another financial institution. In the event this request is made, there can be no assurance that we could move the credit facility to another lender on similar terms or under any terms.

Our sales initiative directed at the "mid-market" may not be successful and may produce operating losses.

As discussed above, we are adding sales personnel in a few targeted cities to focus on potential "Mid-market" customers. In the short-term, however, our ability to fund the necessary operating and capital expenditures to expand our sales force is largely dependent upon Avaya's financial support of this project. The projected time frame of available funding is approximately six months. Therefore if this initiative is not contributing to our profitability within six to nine months, it is likely we will have to abandon this initiative.

Other Risk Factors.

In addition to the specific risk factors discussed above, the following general factors can also impact our overall performance and results of operations: the threat of additional acts of terrorism within the United States and the impact of those threats on the overall economy, financial markets and customer spending attitudes; future growth of the IP networking market; uncertainties inherent with rapidly changing technologies and customer demand; the cost and effects of legal claims and proceedings; and relationships with suppliers; vendors and customers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. In November 2001, we entered into interest rate swap agreements with each of its banking partners for the purpose of hedging against future increases in interest rates. The interest rate swap agreements allow us to pay a fixed interest rate of 3.32% (before application of the bank's pricing margin) on a portion of its outstanding debt. At January 31, 2003, we had $6.365 million of outstanding debt subject to interest rate fluctuations. A hypothetical 10 percent change in such interest rates would not have a material effect upon our consolidated results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

         (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         During the fiscal quarter for which this report is filed, there were no material developments of which we are aware in the Phonometrics' litigation, which we are monitoring. A detailed description of the Phonometrics' cases is contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002 filed with the Commission on January 29, 2003.

ITEMS 2 - 5 have been omitted because they are not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits (filed herewith):

         SEC Exhibit No.   Description
         ---------------   -----------

         10.14 Third Amendment to Amended and Restated Credit Agreement dated effective as of December 1, 2002 among XETA Technologies, Inc., the Lenders and the Agent.

         99.1              Certification of Chief Executive Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

         99.2              Certificate of Chief Financial Officer Pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K - During the quarter for which this report is filed, the Company filed no reports on Form 8-K.

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  XETA Technologies, Inc.
                                                  (Registrant)


Dated:  March 14, 2003                   By:      /s/  Jack R. Ingram
                                            -----------------------------
                                                  Jack R. Ingram
                                                  Chief Executive Officer


Dated:  March 14, 2003                   By:      /s/  Robert B. Wagner
                                            -----------------------------
                                                  Robert B. Wagner
                                                  Chief Financial Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 14, 2003

/s/ Jack R. Ingram
-----------------------
Jack R. Ingram
Chief Executive Officer

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

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5 The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 14, 2003

/s/  Robert B. Wagner
-----------------------
Robert B. Wagner
Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER            DESCRIPTION
-------           ---------------------------------------------------

10.14             Third Amendment to Amended and Restated Credit
                  Agreement dated effective as of December 1, 2002 among XETA Technologies, Inc., the Lenders and the Agent.

99.1              Certification of Chief Executive Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

99.2              Certificate of Chief Financial Officer Pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.