Form 10-Q
period 2003-04-30
XETA TECHNOLOGIES INC
filed 2003-06-13
CIK 742550

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 30, 2003

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

                                Yes   [ ]     No   [X]

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

          Class                                Outstanding at May 31, 2003
------------------------------           ---------------------------------------
Common Stock, $.001 par value                           9,752,952

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  Consolidated Balance Sheets - April 30, 2003 and October 31,
                      2002

                  Consolidated Statements of Operations - For the Three and six
                      months ended April 30, 2003 and 2002

                  Consolidated Statement of Shareholders' Equity - For the Six
                      Months Ended April 30, 2003

                  Consolidated Statements of Cash Flows - For the Six months ended April 30, 2003 and 2002

                  Notes to Consolidated Financial Statements

                            XETA TECHNOLOGIES, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                  April 30, 2003        October 31, 2002
                                                                  --------------        ----------------
                                                                   (Unaudited)
                                          ASSETS
Current Assets:
  Cash and cash equivalents                                        $  4,935,871           $  1,966,734
  Current portion of net investment in
    sales-type leases and other receivables                             615,278              1,015,096
  Trade accounts receivable, net                                      7,489,328              9,478,706
  Inventories, net                                                    6,563,794              7,801,781
  Deferred tax asset, net                                               740,466                592,643
  Prepaid taxes                                                               -              1,195,539
  Prepaid expenses and other assets                                     325,471                165,657
                                                                   ------------           ------------
    Total current assets                                             20,670,208             22,216,156
                                                                   ------------           ------------

Noncurrent Assets:
  Goodwill, net of accumulated amortization
    prior to adoption of SFAS 142                                    25,754,674             25,782,462
  Net investment in sales-type leases,
    less current portion above                                          447,274                519,270
  Property, plant & equipment, net                                   10,434,147             10,457,718
  Capitalized software production costs, net of
    accumulated amortization of $1,143,065 and $1,053,066               147,956                237,955
  Other assets                                                          148,619                170,424
                                                                   ------------           ------------
    Total noncurrent assets                                          36,932,670             37,167,829
                                                                   ------------           ------------

    Total assets                                                   $ 57,602,878           $ 59,383,985
                                                                   ============           ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                $  3,288,337           $  3,288,337
  Revolving line of credit                                            2,000,000                      -
  Accounts payable                                                    2,308,530              6,119,135
  Unearned revenue                                                    2,382,973              2,078,741
  Accrued taxes                                                         209,196                      -
  Accrued liabilities                                                 1,962,573              1,968,771
  Other Liabilities                                                     174,702                181,501
                                                                   ------------           ------------
    Total current liabilities                                        12,326,311             13,636,485
                                                                   ------------           ------------

Noncurrent liabilities:
  Long-term debt, less current portion above                          9,920,844             11,565,012
  Accrued long-term liabilities                                         192,181                240,955
  Unearned service revenue                                              216,375                233,859
  Noncurrent deferred tax liability, net                              1,567,362              1,186,680
                                                                   ------------           ------------
                                                                     11,896,762             13,226,506
                                                                   ------------           ------------

Commitments and contingencies

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                                       -                      -
  Common stock; $.001 par value; 50,000,000
   shares authorized, 10,771,740 and 10,721,740 issued at
   April 30, 2003 and October 31, 2002, respectively                     10,771                 10,721
  Paid-in capital                                                    12,243,111             12,193,029
  Retained earnings                                                  23,476,801             22,672,256
  Accumulated other comprehensive loss                                 (106,219)              (110,353)
  Less treasury stock, at cost                                       (2,244,659)            (2,244,659)
                                                                   ------------           ------------
   Total shareholders' equity                                        33,379,805             32,520,994
                                                                   ------------           ------------
   Total liabilities and shareholders' equity                      $ 57,602,878           $ 59,383,985
                                                                   ============           ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                            XETA TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                   UNAUDITED

                                                      For the Three Months                        For the Six Months
                                                        Ended April 30,                             Ended April 30,
                                                    2003                 2002                 2003                2002
                                                    ----                 ----                 ----                ----

Systems sales                                   $  6,009,696         $  6,172,320         $ 14,734,805         $ 13,517,361
Installation and service revenues                  5,605,114            6,322,735           11,721,619           12,389,574
Other revenues                                       150,687               64,054              740,478              415,238
                                                ------------         ------------         ------------         ------------
  Net sales and service revenues                  11,765,497           12,559,109           27,196,902           26,322,173
                                                ------------         ------------         ------------         ------------

Cost of systems sales                              3,965,590            4,410,582           10,393,802            9,445,968
Installation and services costs                    3,970,932            4,822,877            8,331,339            9,549,927
Cost of other revenues & corporate COGS              392,322              411,220            1,116,013            1,152,472
                                                ------------         ------------         ------------         ------------
  Total cost of sales and service                  8,328,844            9,644,679           19,841,154           20,148,367
                                                ------------         ------------         ------------         ------------

    Gross profit                                   3,436,653            2,914,430            7,355,748            6,173,806
                                                ------------         ------------         ------------         ------------

Operating expenses:
  Selling, general and administrative              2,755,118            2,715,783            5,692,473            5,330,590
  Amortization                                        45,000               45,000               90,000               90,000
                                                ------------         ------------         ------------         ------------
      Total operating expenses                     2,800,118            2,760,783            5,782,473            5,420,590
                                                ------------         ------------         ------------         ------------

Income from operations                               636,535              153,647            1,573,275              753,216

  Interest expense                                  (160,895)            (229,891)            (340,572)            (484,851)
  Interest and other income                           39,670               86,824               89,842              198,455
                                                ------------         ------------         ------------         ------------
      Subtotal                                      (121,225)            (143,067)            (250,730)            (286,396)

Income before provision for income taxes             515,310               10,580            1,322,545              466,820
Provision for income taxes                           202,000                4,000              518,000              184,000
                                                ------------         ------------         ------------         ------------

Net income                                      $    313,310         $      6,580         $    804,545         $    282,820
                                                ============         ============         ============         ============
Earnings per share
  Basic                                         $       0.03         $       0.00         $       0.08         $       0.03
                                                ============         ============         ============         ============

  Diluted                                       $       0.03         $       0.00         $       0.08         $       0.03
                                                ============         ============         ============         ============

Weighted average shares outstanding                9,723,709            9,237,952            9,713,143            9,237,952
                                                ============         ============         ============         ============

Weighted average equivalent shares                 9,936,926            9,917,943            9,940,279            9,883,122
                                                ============         ============         ============         ============

 The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    UNAUDITED

                                                           Common Stock                  Treasury Stock
                                                   --------------------------      ----------------------------
                                                     Shares
                                                     Issued        Par Value        Shares            Amount        Paid-in Capital
                                                   ----------     -----------      ---------       ------------     ---------------
Balance-October 31, 2002                           10,721,740     $    10,721      1,018,788       $(2,244,659)       $12,193,029

Stock options exercised $.001 par value                50,000              50              -                 -             12,450

Tax benefit of stock options                                -               -              -                 -             37,632

Components of comprehensive income:
Net income                                                  -               -              -                 -                  -
Unrealized gain on hedge, net of tax of $2,665              -               -              -                 -                  -
Total comprehensive income
                                                   ----------     -----------      ---------       -----------        -----------
Balance-April 30, 2003                             10,771,740     $    10,771      1,018,788       $(2,244,659)       $12,243,111
                                                   ==========     ===========      =========       ===========        ===========

                                                       Accumulated Other
                                                         Comprehensive         Retained
                                                              Loss             Earnings          Total
                                                       -----------------       --------          -----
Balance-October 31, 2002                                  $  (110,353)       $22,672,256       $32,520,994

Stock options exercised $.001 par value                             -                  -            12,500

Tax benefit of stock options                                        -                  -            37,632

Components of comprehensive income:
Net income                                                          -            804,545           804,545
Unrealized gain on hedge, net of tax of $2,665                  4,134                  -             4,134
                                                                                               -----------
Total comprehensive income                                                                         808,679
                                                          -----------        -----------       -----------
Balance-April 30, 2003                                    $  (106,219)       $23,476,801       $33,379,805
                                                          ===========        ===========       ===========

                            XETA TECHNOLOGIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         For the Six Months
                                                                                           Ended April 30,
                                                                                        2003           2002
                                                                                    ------------    ------------
Cash flows from operating activities:
       Net income                                                                   $    804,545    $    282,820
                                                                                    ------------    ------------
       Adjustments to reconcile net income to net
       cash provided by operating activities:
              Depreciation                                                               489,434         542,810
              Amortization                                                                90,000          90,000
              Loss (gain) on sale of assets                                                 (750)          4,851
              Provision for (reversal of) returns & doubtful accounts receivable               -         (48,200)
              Provision for excess and obsolete inventory                                 81,082         105,709
       Change in assets and liabilities, net of acquisitions:
              Decrease in net investment in sales-type leases & other receivables        471,814       1,285,226
              Decrease in trade receivables                                            1,989,378       7,904,321
              Decrease in inventories                                                  1,156,905         815,304
              (Increase) decrease in deferred tax asset                                 (147,823)        499,516
              (Increase) decrease in prepaid expenses and other assets                  (138,009)         15,449
              (Increase) decrease in prepaid taxes                                     1,195,539      (1,022,032)
              Decrease in accounts payable                                            (3,810,605)     (1,204,076)
              Increase (Decrease) in unearned revenue                                    286,748        (712,902)
               Increase in accrued income taxes                                          228,306          92,375
              Decrease in accrued liabilities                                            (54,972)       (902,716)
               Increase in deferred tax liabilities                                      424,327         311,190
                                                                                    ------------    ------------
                            Total adjustments                                          2,261,374       7,776,825
                                                                                    ------------    ------------

                            Net cash provided by operating activities                  3,065,919       8,059,645
                                                                                    ------------    ------------

Cash flows from investing activities:
              Additions to property, plant & equipment                                  (467,682)     (1,120,807)
              Proceeds from sale of assets                                                 2,568               -
                                                                                    ------------    ------------
                            Net cash used in investing activities                       (465,114)     (1,120,807)
                                                                                    ------------    ------------

Cash flows from financing activities:
              Proceeds from draws on revolving line of credit                          2,000,000      14,250,000
              Principal payments on debt                                              (1,644,168)     (2,644,171)
              Payments on revolving line of credit                                             -     (18,750,000)
              Exercise of stock options                                                   12,500               -
                                                                                    ------------    ------------
                            Net cash provided by (used in) financing activities          368,332      (7,144,171)
                                                                                    ------------    ------------

                            Net increase (decrease) in cash and cash equivalents       2,969,137        (205,333)

Cash and cash equivalents, beginning of period                                         1,966,734         597,889
                                                                                    ------------    ------------
Cash and cash equivalents, end of period                                            $  4,935,871    $    392,556
                                                                                    ============    ============

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                                     $    486,003    $    712,834
       Cash paid during the period for income taxes                                 $    107,388    $    300,163
       Contingent consideration paid to target shareholder                          $          -    $  1,000,000

  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                                 APRIL 30, 2003
                                   (Unaudited)

1.  BASIS OF PRESENTATION

The consolidated financial statements herein include the accounts of XETA Technologies, Inc. and its wholly-owned subsidiaries, U.S. Technologies Systems, Inc. and Xetacom, Inc. (the "Company" or "XETA"). Xetacom's operations have been insignificant to date. All significant intercompany accounts and transactions have been eliminated. Effective May 1, 2003, the Company effected a statutory merger of UST into XETA. The purpose of the merger was to reduce costs associated with the filing of income tax and other regulatory forms. There was no effect on the operations of the Company associated with the merger.

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

2.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

                                                                             April 30,    October 31,
                                                                               2003          2002
                                                                           ------------  ----------
                                                                           (Unaudited)
Finished goods and spare parts                                            $  7,218,897   $  8,234,020
Raw materials                                                                  335,781        354,380
                                                                          ------------   ------------
                                                                             7,554,678      8,588,400
Less- reserve for excess and obsolete inventories                              990,884        786,619
                                                                          ------------   ------------
         Total inventories, net                                           $  6,563,794   $  7,801,781
                                                                          ============   ============

3.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

                                                             Estimated
                                                               Useful           April 30,      October 31,
                                                               Lives               2003           2002
                                                             ---------        ------------    ------------
                                                                               (Unaudited)
Building                                                        20            $  2,397,954    $  2,397,954
Data processing and computer field equipment                   3-5               4,121,607       4,121,640
Land                                                             -                 611,582         611,582
Office furniture                                                 5               1,103,652       1,073,851
Auto                                                             5                 126,743         126,743
Other                                                          3-7                 620,810         634,213
                                                                              ------------    ------------

Total property, plant and equipment                                              8,982,348       8,965,983
Less- accumulated depreciation                                                   4,835,413       4,397,821
                                                                              ------------    ------------

Net property, plant and equipment                                                4,146,935       4,568,162
Construction in progress                                                         6,287,212       5,889,556

Total property, plant and equipment, net                                      $ 10,434,147    $ 10,457,718
                                                                              ============    ============

Construction in progress includes capitalized interest of $572,000 and $408,000 for the periods ended April 30, 2003 and October 31, 2002, respectively. Upon completion of the project, the total cost is expected to be depreciated over an average life of 7 years.

4.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                          April 30,       October 31,
                                                            2003             2002
                                                        -------------     -----------
                                                         (Unaudited)
Commissions                                             $     492,834    $     428,460
Vacation                                                      453,803          481,228
Payroll                                                       421,817          417,171
Bonuses                                                       205,416          213,735
Interest                                                       12,064           11,265
Other                                                         376,639          416,912
                                                        -------------    -------------
Total current                                               1,962,573        1,968,771
Noncurrent liabilities                                        192,181          240,955
                                                        -------------    -------------
     Total accrued liabilities                          $   2,154,754    $   2,209,726
                                                        =============    =============

5.  UNEARNED REVENUE:

Unearned revenue consists of the following:

                                                                           April 30,       October 31,
                                                                             2003             2002
                                                                         ------------     ------------
                                                                         (Unaudited)
Customer deposits                                                         $ 1,036,442     $   897,171
Service contracts                                                             889,921         785,067
Warranty service                                                              295,730         366,586
Systems shipped but not installed                                             118,071          28,866
Other                                                                          42,809           1,051
                                                                          -----------     -----------
Total current unearned revenue                                              2,382,973       2,078,741
Noncurrent unearned service contract revenue                                  216,375         233,859
                                                                          -----------     -----------
     Total unearned revenue                                               $ 2,599,348     $ 2,312,600
                                                                          ===========     ===========

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                    April 30,         October 31,
                                                                      2003               2002
                                                                   -----------        -----------
                                                                   (Unaudited)
Deferred tax assets:
   Nondeductible reserves                                          $   636,935        $   466,292
   Prepaid service contracts                                           127,345            168,210
   Unamortized cost of service contracts                                33,995             52,788
   Other                                                               146,491            119,418
                                                                   -----------        -----------
     Total deferred tax asset                                          944,766            806,708
                                                                   -----------        -----------
Deferred tax liabilities:
   Intangible assets and other                                       1,667,064          1,257,404
   Tax income to be recognized on sales-type lease contracts            46,600             50,062
   Unamortized capitalized software development costs                   57,998             93,279
                                                                   -----------        -----------

     Total deferred tax liability                                    1,771,662          1,400,745
                                                                   -----------        -----------

     Net deferred liability                                        $  (826,896)       $  (594,037)
                                                                   ===========        ===========

7.  CREDIT AGREEMENTS:

On May 16, 2003, the Company and its banking partners executed a restructuring of the Company's credit facility. Under the restructuring agreement, the line of credit supported by a borrowing base of accounts receivables and inventories was expanded to $7,500,000 and the term loan was reduced by $6,500,000. This reduction in the term loan was effected by using $4,000,000 million in cash on hand and borrowing an additional $2,500,000 under the expanded line of credit. The Company will continue to make the same monthly principal payments on the term loan. Also, certain financial covenants contained in the credit facility were modified to reflect the adjustments in the structure of the facility and the Company's current levels of profitability. Specifically, the debt service coverage ratio was replaced with an EBIDA requirement of $700,000 per quarter. After the restructuring, the Company's total debt was $11.2 million which included $4.4 million in term debt, $2.3 million owed on a mortgage note, and $4.5 million owed under the working capital revolver. The Company is currently in compliance with all of the financial covenants contained in the new credit agreement.

Prior to the restructuring discussed above, long-term debt consisted of the following:

                                                                              April 30,        October 31,
                                                                                2003              2002
                                                                             -----------       -----------
                                                                             (Unaudited)
Bank line of credit, due December 31, 2003, secured by a borrowing
  base of accounts receivable and inventories.                               $ 2,000,000       $         -

Term loan, payable in monthly installments of $259,861, due
  December 31, 2003 collateralized by all assets of the Company.              10,914,181        12,473,349

Real estate term note, payable in monthly installments of $14,166, due
  December 31, 2003, secured by a first mortgage on the Company's
  headquarters building.                                                       2,295,000         2,380,000
                                                                             -----------       -----------

                                                                              15,209,181        14,853,349

Less-current maturities                                                        5,288,337         3,288,337
                                                                             -----------       -----------

                                                                             $ 9,920,844       $11,565,012
                                                                             ===========       ===========

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 1.32% at April 30, 2003) plus 3.75% or b) the bank's prime rate (which was 4.25% at January 31, 2003) plus 1%. The credit facility requires, among other things, that the Company maintain a minimum net worth, working capital and debt service coverage ratio and limits capital expenditures. At April 30, 2003, the Company was either in compliance with the covenants of the credit facility or had received the appropriate waivers from its bank.

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

                                                        For the Three Months             For the Six Months
                                                          Ended April 30,                  Ended April 30,
                                                     ---------------------------      ---------------------------
                                                         2003            2002             2003            2002
                                                         ----            ----             ----            ----
Net income as reported                               $   313,310     $     6,580      $   804,545     $   282,820
Less: total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects               179,187         160,315          358,375         320,629
                                                     -----------     -----------      -----------
Pro forma net income (loss)                          $   134,123     $  (153,735)     $   446,170     $   (37,809)
                                                     ===========     ===========      ===========     ===========

EARNINGS PER SHARE:
As reported - Basic                                  $       .03     $       .00      $       .08     $       .03
As reported - Diluted                                $       .03     $       .00      $       .08     $       .03

Pro forma - Basic                                    $       .01     $      (.02)     $       .05     $       .00
Pro forma - Diluted                                  $       .01     $      (.02)     $       .04     $       .00

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

9.  FOOTNOTES INCORPORATED BY REFERENCE:

Certain footnotes are applicable to the consolidated financial statements, but would be substantially unchanged from those presented in the Company's Annual Report on Form 10-K, Commission File No. 0-16231, filed with the Securities and Exchange Commission on January 29, 2003. Accordingly, reference should be made to those statements for the following:

Note                                 Description
----                                 -----------
  1               Business and Summary of Significant Accounting Policies

  2               Acquisitions

  3               Accounts Receivable

  8               Income Taxes

 10               Stock Options

 11               Earnings Per Share

 12               Commitments

 13               Major Customers and Concentrations of Credit Risk

 14               Employment Agreements

 15               Contingencies

 16               Retirement Plan

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING EXPECTATIONS
REGARDING: OUR FINANCIAL POSITION INCLUDING SALES, REVENUES, GROSS MARGINS, OPERATING MARGINS AND EXPENSES, AND EARNINGS FOR THE THIRD QUARTER; TRENDS AND CONDITIONS IN THE U.S. ECONOMY AND IN THE COMMUNICATIONS TECHNOLOGY INDUSTRY; AND OUR ABILITY TO IMPLEMENT OUR CURRENT BUSINESS PLAN. THESE AND OTHER FORWARD-LOOKING STATEMENTS (GENERALLY IDENTIFIED BY SUCH WORDS AS "EXPECTS," "PLANS," "BELIEVES," "ANTICIPATES" "FORECASTS," "PREDICTS," AND SIMILAR WORDS OR EXPRESSIONS) ARE NOT GUARANTEES OF PERFORMANCE BUT RATHER REFLECT OUR CURRENT EXPECTATIONS, ASSUMPTIONS AND BELIEFS BASED UPON INFORMATION CURRENTLY AVAILABLE TO US. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT AND THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. MANY OF THESE RISKS AND UNCERTAINTIES ARE DESCRIBED UNDER THE HEADING "OUTLOOK AND RISK FACTORS" BELOW. CONSEQUENTLY, ALL FORWARD-LOOKING STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE RISK FACTORS DISCUSSED HEREIN AND THROUGHOUT THIS REPORT TOGETHER WITH THE RISK FACTORS IDENTIFIED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, WHICH WAS FILED ON JANUARY 29, 2003.

GENERAL

For the quarter ending April 30, 2003, we earned $313,000 on revenues of $11.8 million compared to earnings of $7,000 on revenues of $12.6 million for the same quarter a year ago. This dramatic increase in our earnings despite a 6% decrease in revenues reflects the strict cost controls and improved efficiencies that we have put in place over the past 24 months and improved profit margins earned on all of our revenue streams. For the year to date period, we earned $805,000 on revenues of $27.2 million in fiscal 2003 compared to earnings of $283,000 on revenues of $26.3 million in the prior year.

The second quarter also included strong cash flows. We generated $4.5 million in cash from operations through earnings and reductions in receivables and inventories. We used these cash flows to reduce our debt by $822,000 in scheduled principal reductions during the quarter. More significantly, subsequent to the close of the second quarter, we signed an amendment to restructure our credit facility which allowed us to reduce our total debt by an additional $4 million and expand our available line of credit to $7.5 million. The restructuring agreement is discussed further below under "Financial Condition".

Despite the improvements in our earnings and cash flows, capital spending in the U.S., especially in the technology sector, remains sluggish. A pall of pessimism continues to mark most customers' attitudes despite recent signs of improvements in consumer confidence and partial resolution of geopolitical concerns in the Middle East, specifically with regards to the U.S.' confrontation with Iraq. Nevertheless, we do not see any tangible signals of increased capital spending that would significantly affect our near-term operating results. Therefore, we will continue to operate cautiously and we expect our third quarter results to be similar to the quarter just ended with earnings to fall in the 1 to 5 cent range.

Notwithstanding the continuing macro-economic conditions, we continue to firmly believe in the strategic vision that we began pursuing three and a half years ago. That strategy was based in large part on the technological changes that were emerging at the time, specifically the convergence of voice and data technologies. We also believed that by expanding from our roots in the lodging industry to the general commercial market, we were entering a larger market that would provide us with large potential growth rates even if the overall market grew only modestly. From a research and development viewpoint, the development of convergence communications products has continued unabated despite slow economic conditions during the past two years. During that time, Avaya has released a raft of new products, all of which are Internet Protocol-based technology. Customer acceptance of this technology is increasing as well. With few exceptions, customers who are making purchasing decisions are opting for the new technology in an effort to not be "left behind" with traditional voice switches.

In summary, we believe that we are strategically positioned to take advantage of the dramatic technological changes that are occurring in our industry. We believe we have built an operating infrastructure that will provide us with both a competitive advantage and a leveraged operating statement that will generate higher rates of growth in earnings on lower revenue growth rates as our market recovers. However, current macro-economic conditions present us with significant short-term challenges. We believe that it is in the best long-term interest of our shareholders to preserve the technical competence and market position that we have built in the last three years. However, should the current economic conditions continue or worsen in the short-term, we may be forced to take actions which could set us back in the pursuit of our long-term strategy.

The following discussion presents additional information regarding our financial condition and results of operations for the quarter ending April 30, 2003 and should be read in conjunction with our comments above as well as the Outlook and Risk Factors discussion contained at the end of this section of the report.

FINANCIAL CONDITION

During the first six months of the year, we generated cash from operations of $3.1 million. These positive cash flows were primarily generated during the quarter just completed as we continued to earn modest profits and reduced receivables and inventories. Our receivables and inventories are near three-year lows reflecting the close management of these balances coupled with the poor economic conditions we are currently experiencing. We used these cash flows primarily to reduce our debt. Through April 30, and prior to our debt restructuring, we reduced our term debt and mortgage by a combined $1.6 million dollars. Net borrowings on our line of credit have been $2 million and we have spent $468,000 on capital expenditures in the first half of the year.

As discussed above, subsequent to the close of our second quarter, we closed on a debt restructuring agreement with our banks. Under the agreement, our total debt was reduced by $4 million, availability under our revolving line of credit was increased to $7.5 million, and a new EBIDA requirement was instituted to replace the debt service coverage ratio. Finally, the term debt that was incurred to finance our expansion into the commercial market during fiscal 2000 and 2001 has been reduced by $6.5 million and is now expected to be retired in 18 months. This reduction was accomplished by using $4 million in cash on hand plus drawing an additional $2.5 million under the line of credit. We will continue the previous debt service requirements on the term loan which will result in an acceleration of previous amortization period. We believe that this restructuring is a significant and positive milestone as we seek to move to a traditional capital structure in which our financing needs are supported primarily by current assets and real estate. We are currently in compliance with all of the financial covenants contained in our new credit agreement and while no assurance can be given, we expect to continue to be in compliance the remainder of the fiscal year under the restructured credit agreement.

RESULTS OF OPERATIONS

For the quarter ending April 30, 2003, our revenues were $11.8 million, compared to $12.6 million in the second quarter of last year. Despite the decline in revenues, however, a significant increase in our profit margins enabled us to report net income of $313,000, a substantial increase over the $7,000 reported in the second quarter of last year. Year-to-date revenues were $27.2 million, compared to $26.3 million in the first half of last year. Year-to-date net income was $805,000, compared to net income of $283,000 first half of fiscal 2002. This increase in net income was also largely fueled by improvements in gross margins. Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during the first quarter of fiscal 2003.

Systems Sales. Systems sales for the second quarter were $6.0 million compared to $6.2 million last year. Year-to-date systems revenues were $14.7 million compared to $13.5 million last year. These mixed results reflect the continued fragile economic conditions in which we operate. U.S. businesses continue to demonstrate a strong aversion to capital spending commitments and we see no significant signs that this trend will change in the near future. A bright spot in our systems sales in the second quarter was our sales of systems to lodging customers which were up 68% over last year and were nearly double first quarter sales.

Our backlog of lodging customer orders remains strong beginning the third quarter. However, we believe these increases represent isolated cases of capital spending in this market sector as the lodging sector as a whole continues to suffer as one of the hardest hit in the U.S. economy. Sales of systems to commercial customers were down 18% in the second quarter compared to last year, but are up 14% for the year-to-date period.

To combat the current capital spending environment, we will continue to operate in a cautious manner with a primary goal of maintaining the personnel and infrastructure that provides our competitive advantage in the market. In addition, we have initiated a few, limited growth tactics. Specifically, we are hiring additional sales personnel to focus on mid-market opportunities in strategic cities in the United States. We define midmarket as a customer who generally has more than 100 employees, but is not a large, multi-national or "Fortune 500" type customer. Furthermore, our emphasis is on midmarket companies that have a need for multi-site, networked communications systems that fit well with our nationwide implementation capabilities. From a long-term perspective, we believe that such customers are key to our success since we should have the opportunity to sell our full-range of services, including recurring maintenance services to them. Currently, much of our equipment sales in the commercial segment are to Avaya "named" accounts. Many times, in these cases, Avaya invites us into the account to provide the equipment and installation as part of their Business Partner program. However, we are often not permitted to sell our own service plans to these "named" customers and therefore our ability to generate recurring revenue from this customer base is limited. By broadening our customer focus through this Mid-market initiative, we expect to begin building a base of recurring revenue. Our efforts to expand in this area are being funded largely by cash incentives received from Avaya under market development programs available to their certified dealers. Given our present low level of earnings and limited access to working capital, these initiatives must gain traction and quickly produce gross profit contributions for us to continue to pursue them.

Installation and Service Revenues. Installation and service revenues consist of the following:

                                                        For the Three Months              For the Six Months
                                                           Ended April 30,                  Ended April 30,
                                                     -------------------------       --------------------------
                                                        2003          2002               2003          2002
                                                        ----          ----               ----          ----
Contract & Time and Materials (T&M)                  $4,147,000     $4,714,000       $ 8,389,000    $ 9,257,000
Commercial installations                                551,000        757,000         1,307,000      1,372,000
Lodging installations                                   483,000        373,000           908,000        795,000
Consulting                                              424,000        479,000         1,118,000        965,000
                                                     ----------     ----------       -----------    -----------
Total installation and service revenue               $5,605,000     $6,323,000       $11,722,000    $12,389,000
                                                     ==========     ==========       ===========    ===========

The decline in contract and T&M revenues resulted almost entirely from a decline in T&M revenues. This revenue stream represents work orders from customers due to equipment failures or adds, moves, and changes to systems originated by customers. The overall demand for hourly services has declined as fewer customers are expanding their employee bases or moving employees which generates service billings for us. To ensure our competitive position, we re-instituted lower hourly pricing for our services earlier in the fiscal year. By doing so, our rates will compare favorably to smaller, regional service providers even though we have nationwide capabilities. Contract revenues were relatively unchanged for the three and six month periods.

Installation revenues tend to track in the same direction as our systems sales, therefore the decline in commercial installation revenue in the second quarter reflects the decline in commercial systems sales. The increase in lodging installation revenues reflects the increases in the sales of those systems as well. We recognize revenues from installation activities upon completion of the installation, which for larger systems often means that the equipment is shipped and systems revenues are recognized in one month and installation revenues on that system are recognized in a subsequent month.

Consulting revenues decreased 11% in the second quarter compared to last year, but were 16% higher for the year-to-date period comparison. These revenues reflect professional design fees and project management fees associated with complex, commercial systems implementations and the decline in the second quarter reflects lower commercial systems sales in the quarter. Consulting revenues also includes revenues earned from our boutique consulting firm which specializes in Microsoft application implementations and network administration. During the second quarter, a significant customer of this group curtailed its spending, resulting in a decline in revenues. We expect revenues from this portion of our consulting effort to remain at second quarter levels for the near future as customers continue to strictly control nearly all discretionary spending on IT related projects..

Gross Margins. The gross margin earned on total sales and service revenues in the second quarter was 29.2% compared to 23.2% for the same period last year and was 27.0% for the first half of fiscal 2003 compared to 23.5% for the first half of fiscal 2002. These increases reflect improvements in gross margins for nearly all major revenue streams and are discussed in more detail below.

The gross margins on systems sales were 34.0% in the second quarter compared to 28.5% for the second quarter of last year and were 29.5% for the first half of the year, down slightly from 30.1% for the first half of fiscal 2002. The improvements in second quarter systems gross margins reflect improved margins on commercial systems sold and higher levels of manufacturer rebates received in the quarter. The rebate levels are dependent upon product mix, sales volumes, and specific programs being offered by the manufacturers and it is therefore difficult to predict their impact on our gross margins with precision. These improvements were partially offset by lower margins earned on systems sales to lodging customers. These lower margins on sales to lodging customers were due primarily to a lower mix of high margin products sold during the quarter compared to last year.

The gross margins earned on service revenues were 29.2% in the second quarter compared to 23.7% last year and was 28.9% for the first half of the year compared to 22.9% for the same period last year. These improvements reflect cost controls put in place in our professional services and installation departments to more closely match their manpower levels and cost structures with our current revenue levels for those activities. Throughout the current downturn in the economy, we have strived to properly size our business to our revenue run-rates without impairing our technical capabilities that are a key differentiator for us in the market. This challenge has been most acute in the professional services and installation areas as they house our key technical talent. We believe that despite the cost containment measures we have initiated, we have not handicapped our overall capabilities nor our ability to respond to a market turnaround when it occurs.

A final component to our gross margins is the margins earned on other revenues and its corporate cost of goods sold expenses. Other revenues typically represent sales and cost of goods sold on equipment or services outside our normal provisioning processes and was dominated by the sale of a large data maintenance contract that occurred in the first quarter. In this transaction, which is an annual contract directly between Avaya and the customer, the service obligations are borne entirely by Avaya and we serve as a sales agent. Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue streams. These expenses have declined approximately 10% in the first half of the year compared to last year reflecting the effects of our tight cost controls.

Operating Expenses. Operating expenses increased 1% in the second quarter compared to last year and 7% for the first half of the year compared to the prior year. This increase is entirely related to the loss of certain financial incentive programs previously offered by Avaya as actual expenditures for selling expenses and G&A costs have declined during the year. These incentive programs, which have been material to our operating results in the past, have been curtailed and/or replaced by Avaya. Beginning in our second fiscal quarter, we began receiving new financial incentives that have been approved and paid by Avaya to support our sales expansion initiatives into a few new markets (see discussion under "Systems Sales" above regarding these sales initiatives). Under these new programs, Avaya grants specific requests for cost reimbursements based on a business plan submitted by us. Previously, we earned financial incentives based on a combination of the volume of our purchases and our marketing-related expenditures. These new incentives, while substantially supporting this new sales initiative, are less than the incentives received in prior years under the old programs.

Interest Expense and Other Income. Interest and other expense was $121,000 in the second quarter of this year compared to $143,000 in the second quarter of last year and was $251,000 for the six months ending April 30, 2003 compared to $286,000 in the same period last year. Interest expense is presented net of interest capitalized on construction in progress. Interest costs capitalized in the second quarter of this year were $83,000 compared to $66,000 last year. Year-to-date interest costs capitalized were $165,000 compared to $125,000 for the year-to-date period last year. The decrease in interest and other expenses reflects decreases in interest expense partially offset by decreases in interest and other income. The decrease in interest expense reflects lower average debt outstanding during the periods under comparison. The lower interest income is due to a decrease in the average amount of sales-type lease receivables outstanding. Both interest expense and interest income are expected to continue to decline.

Tax Provision. The Company has recorded a combined federal and state tax provision of 39% in all periods presented reflecting the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins. Net income as a percent of revenues was 3% for the three and six months ending April 30, 2003, respectively compared to 0% and 1% for the same periods last year. We believe that our current business model and current debt levels will support a target operating margin of 8%. However, we will have to realize sustained growth in systems sales to reach that target.

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

We continue to experience a lackluster capital spending environment and there are no clear signals that this environment will improve for the balance of the fiscal year.

Our systems sales and installation revenues are largely tied to capital spending by our customers. Over the past 27 months, there have been a series of events which have cast a pall of pessimism over the U.S. economy which has resulted in an unwillingness by the general business community to make investments in new technologies. We have met this challenge by operating in a very cautious and cost-conscience manner which has enabled us to remain profitable and protect our cash flows. We plan to continue to operate in this manner until we see reliable signs of a recovery in capital spending.

We may not be able to meet our debt service requirements if present levels of profitability continue.

Subsequent to the end of the second quarter, we completed the restructuring of our debt agreement with our banks. This restructuring is discussed in detail under "Financial Condition" above. The new agreement maintains the same debt service requirements that we have met since November 2001. While we have never missed or been late on our debt service obligations, we have generated much of our cash available for debt service through reductions in working capital and to a lesser degree through earnings and non-cash charges. Currently, our receivables and inventory levels are at their lowest levels in three years, so it is unlikely we will continue to generate similar levels of cash through these sources. Therefore, it is important that our earnings be sufficient to provide cash for our minimum debt service requirements. If we fail to earn approximately $500,000 per quarter in earnings, we will likely have to meet our debt service requirements through additional working capital improvements, borrowings on our revolving line of credit, or reductions in capital spending.

Our sales initiative directed at the "mid-market" may not be successful and may produce operating losses.

As discussed above, we are adding sales personnel in a few targeted cities to focus on potential "midmarket" customers. In the short-term however, our ability to fund the necessary operating and capital expenditures to expand our sales force is largely dependent upon Avaya's financial support of this project. The projected time frame of available funding is approximately six months. Therefore if this initiative is not contributing to our profitability within six to eight months, it is likely we will have to abandon this initiative.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. In November 2001, we entered into interest rate swap agreements with each of its banking partners for the purpose of hedging against future increases in interest rates. The interest rate swap agreements allow us to pay a fixed interest rate of 3.32% (before application of the bank's pricing margin) on a portion of its outstanding debt. At April 30, 2003, we had $6.2 million of outstanding debt subject to interest rate fluctuations. A hypothetical 10 percent change in such interest rates would not have a material effect upon our consolidated results of operations or cash flows.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Phonometrics' litigation, which we are monitoring, appears to be winding down, with orders finally dismissing the action with prejudice entered in November, 2002 and awards of attorneys' fees having been granted in favor of numerous hotel defendants in February, 2003. A detailed description of the Phonometrics' cases is contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002 filed with the Commission on January 29, 2003.

ITEMS 2 - 5 have been omitted because they are not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits (filed herewith):

SEC Exhibit No.                                                           Description
---------------                                                           -----------
10(a)                              Fourth Amendment to Amended and Restated Credit Agreement dated effective as of March 1, 2003 among XETA Technologies, Inc., the Lenders and the Agent.

10(b)                              Fifth Amendment to Amended and Restated Credit Agreement dated effective as of May 1, 2003 among XETA Technologies, Inc., the Lenders and the Agent.

99.1                               Certification of Chief Executive Officer Pursuant to Title 18, United States Code,
                                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                               Certificate of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350,
                                   as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K - During the quarter for which this report is filed, the Company filed no reports on Form 8-K.

SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    XETA Technologies, Inc.
                                                    (Registrant)

Dated: June 11, 2003                                By: /s/  Jack R. Ingram
                                                       -------------------------
                                                        Jack R. Ingram
                                                        Chief Executive Officer

Dated: June 11, 2003                                By: /s/  Robert B. Wagner
                                                       -------------------------
                                                        Robert B. Wagner
                                                        Chief Financial Officer

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

Dated: June 11, 2003

/s/  Jack R. Ingram
--------------------------------
Jack R. Ingram
Chief Executive Officer

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

Dated: June 11, 2003

/s/  Robert B. Wagner
--------------------------------
Robert B. Wagner
Chief Financial Officer

                                 EXHIBIT INDEX

SEC Exhibit No.                                                           Description
---------------                                                           -----------
10(a)                              Fourth Amendment to Amended and Restated Credit Agreement dated effective as of March 1, 2003 among XETA Technologies, Inc., the Lenders and the Agent.

10(b)                              Fifth Amendment to Amended and Restated Credit Agreement dated effective as of May 1, 2003 among XETA Technologies, Inc., the Lenders and the Agent.

99.1                               Certification of Chief Executive Officer Pursuant to Title 18, United States Code,
                                   Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                               Certificate of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350,
                                   as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.