Form 10-Q
period 2003-07-31
XETA TECHNOLOGIES INC
filed 2003-09-10
CIK 742550

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended July 31, 2003

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

                                Yes [ ]   No [X]

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                Class                          Outstanding at August 22, 2003
----------------------------------------     -----------------------------------
      Common Stock, $.001 par value                      10,002,952

                         PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

            Consolidated Balance Sheets - July 31, 2003
               and October 31, 2002

            Consolidated Statements of Operations - For the
               Three and Nine Months Ended July 31, 2003 and 2002

            Consolidated Statement of Shareholders' Equity - For the
               Nine Months Ended July 31, 2003

            Consolidated Statements of Cash Flows - For the
                Nine Months Ended July 31, 2003 and 2002

            Notes to Consolidated Financial Statements

                             XETA TECHNOLOGIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                              July 31, 2003     October 31, 2002
                                                                              -------------     ----------------
                                                                               (Unaudited)
Current Assets:
  Cash and cash equivalents                                                    $    604,332       $  1,966,734
  Current portion of net investment in
    sales-type leases and other receivables                                         506,649          1,015,096
  Trade accounts receivable, net                                                  7,290,403          9,478,706
  Inventories, net                                                                5,706,358          7,801,781
  Deferred tax asset, net                                                           775,167            592,643
  Prepaid taxes                                                                     102,205          1,195,539
  Prepaid expenses and other assets                                                 173,937            165,657
                                                                               ------------       ------------
    Total current assets                                                         15,159,051         22,216,156
                                                                               ------------       ------------

Noncurrent Assets:
  Goodwill, net of accumulated amortization
    prior to adoption of SFAS 142                                                25,740,780         25,782,462
  Net investment in sales-type leases,
    less current portion above                                                      719,555            519,270
  Property, plant & equipment, net                                               10,388,451         10,457,718
  Capitalized software production costs, net of
    accumulated amortization of $1,188,066 and $1,053,066                           102,956            237,955
  Other assets                                                                      125,024            170,424
                                                                               ------------       ------------
    Total noncurrent assets                                                      37,076,766         37,167,829
                                                                               ------------       ------------

    Total assets                                                               $ 52,235,817       $ 59,383,985
                                                                               ============       ============

                                     LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt                                            $  3,288,337       $  3,288,337
  Revolving line of credit                                                        1,800,000                 --
  Accounts payable                                                                3,754,701          6,119,135
  Unearned revenue                                                                2,003,003          2,078,741
  Accrued liabilities                                                             2,263,820          1,968,771
  Other liabilities                                                                 138,635            181,501
                                                                               ------------       ------------
    Total current liabilities                                                    13,248,496         13,636,485
                                                                               ------------       ------------

Noncurrent liabilities:
  Long-term debt, less current portion above                                      2,598,759         11,565,012
  Accrued long-term liabilities                                                     179,348            240,955
  Unearned service revenue                                                          208,653            233,859
  Noncurrent deferred tax liability, net                                          1,784,446          1,186,680
                                                                               ------------       ------------
                                                                                  4,771,206         13,226,506
                                                                               ------------       ------------

Contingencies

Shareholders' equity:
  Preferred stock; $.10 par value; 50,000 shares
   authorized, 0 issued                                                                  --                 --
  Common stock; $.001 par value; 50,000,000
   shares authorized, 11,021,740 and 10,721,740 issued at
   July 31, 2003 and  October 31, 2002, respectively                                 11,021             10,721
  Paid-in capital                                                                12,681,681         12,193,029
  Retained earnings                                                              23,852,362         22,672,256
  Accumulated other comprehensive loss                                              (84,290)          (110,353)
  Less treasury stock, at cost                                                   (2,244,659)        (2,244,659)
                                                                               ------------       ------------
   Total shareholders' equity                                                    34,216,115         32,520,994
                                                                               ------------       ------------
   Total liabilities and shareholders' equity                                  $ 52,235,817       $ 59,383,985
                                                                               ============       ============


   The accompanying notes are an integral part of these consolidated balance sheets.

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                    UNAUDITED


                                                       For the Three Months                  For the Nine Months
                                                          Ended July 31,                        Ended July 31,
                                                  -------------------------------       -------------------------------
                                                      2003               2002               2003               2002
                                                  ------------       ------------       ------------       ------------
Systems sales                                     $  6,850,774       $  6,626,397       $ 21,585,579       $ 20,143,758
Installation and service revenues                    5,703,474          6,181,434         17,425,093         18,571,008
Other revenues                                         355,571                 --          1,096,049            415,238
                                                  ------------       ------------       ------------       ------------
  Net sales and service revenues                    12,909,819         12,807,831         40,106,721         39,130,004
                                                  ------------       ------------       ------------       ------------

Cost of systems sales                                4,896,505          5,774,511         15,290,307         15,220,479
Installation and services costs                      4,039,806          4,540,433         12,371,145         14,090,360
Cost of other revenues & corporate COGS                412,769            353,683          1,528,782          1,506,155
                                                  ------------       ------------       ------------       ------------
  Total cost of sales and service                    9,349,080         10,668,627         29,190,234         30,816,994
                                                  ------------       ------------       ------------       ------------

    Gross profit                                     3,560,739          2,139,204         10,916,487          8,313,010
                                                  ------------       ------------       ------------       ------------

Operating expenses:
  Selling, general and administrative                2,773,359          2,160,934          8,465,832          7,491,524
  Amortization                                          45,000             45,000            135,000            135,000
                                                  ------------       ------------       ------------       ------------
      Total operating expenses                       2,818,359          2,205,934          8,600,832          7,626,524
                                                  ------------       ------------       ------------       ------------

Income from operations                                 742,380            (66,730)         2,315,655            686,486

  Interest expense                                     (90,444)          (220,544)          (431,016)          (705,395)
  Interest and other income                            (34,375)           499,506             55,467            697,961
                                                  ------------       ------------       ------------       ------------
      Subtotal                                        (124,819)           278,962           (375,549)            (7,434)

Income before provision for income
  taxes                                                617,561            212,232          1,940,106            679,052
Provision for income taxes                             242,000             83,000            760,000            267,000
                                                  ------------       ------------       ------------       ------------

Net income                                        $    375,561       $    129,232       $  1,180,106       $    412,052
                                                  ============       ============       ============       ============


Earnings per share
  Basic                                           $       0.04       $       0.01       $       0.12       $       0.04
                                                  ============       ============       ============       ============

  Diluted                                         $       0.04       $       0.01       $       0.12       $       0.04
                                                  ============       ============       ============       ============


Weighted average shares outstanding - Basic          9,878,495          9,379,963          9,768,886          9,285,809
                                                  ============       ============       ============       ============

Weighted average equivalent shares - Diluted        10,002,656          9,844,573          9,932,006          9,883,830
                                                  ============       ============       ============       ============



  The accompanying notes are an integral part of these consolidated statements.

                 XETA TECHNOLOGIES, INC.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                        UNAUDITED


                                                                Common Stock                     Treasury Stock
                                                       -----------------------------      ----------------------------
                                                       Shares Issued      Par Value         Shares           Amount
                                                       -------------     -----------      -----------      -----------
Balance-October 31, 2002                                 10,721,740      $    10,721        1,018,788      $(2,244,659)

Stock options exercised $.001 par value                     300,000              300               --               --

Tax benefit of stock options                                     --               --               --               --

Components of comprehensive income:
Net income                                                       --               --               --               --
Unrealized gain on hedge, net of tax of $16,803                  --               --               --               --

Total comprehensive income

                                                        -----------      -----------      -----------      -----------
Balance-July 31, 2003                                    11,021,740      $    11,021        1,018,788      $(2,244,659)
                                                        ===========      ===========      ===========      ===========

                                                                        Comprehensive       Retained
                                                      Paid-in Capital       Loss            Earnings           Total
                                                      ---------------   -------------      -----------      -----------
Balance-October 31, 2002                                $12,193,029      $  (110,353)      $22,672,256      $32,520,994

Stock options exercised $.001 par value                      74,700               --                --           75,000

Tax benefit of stock options                                413,952               --                --          413,952

Components of comprehensive income:
Net income                                                       --               --         1,180,106        1,180,106
Unrealized gain on hedge, net of tax of $16,803                  --           26,063                --           26,063
                                                                                                            -----------
Total comprehensive income                                                                                    1,206,169

                                                        -----------      -----------       -----------      -----------
Balance-July 31, 2003                                   $12,681,681      $   (84,290)      $23,852,362      $34,216,115
                                                        ===========      ===========       ===========      ===========

                             XETA TECHNOLOGIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


                                                                                         For the Nine Months
                                                                                           Ended July 31,
                                                                                  -------------------------------
                                                                                      2003               2002
                                                                                  ------------       ------------
Cash flows from operating activities:
     Net income                                                                   $  1,180,106       $    412,052
                                                                                  ------------       ------------

     Adjustments to reconcile net income to net
     cash provided by operating activities:
         Depreciation                                                                  731,401            811,311
         Amortization                                                                  135,000            135,000
         Loss on sale of assets                                                         48,521             44,589
         Provision for (reversal of) returns & doubtful accounts receivable            (45,907)          (748,200)
         Provision for excess and obsolete inventory                                   141,082            930,393
     Change in assets and liabilities, net of acquisitions:
         Decrease in net investment in sales-type leases & other receivables           308,162          1,761,067
         Decrease in trade receivables                                               2,234,210          9,211,829
         Decrease in inventories                                                     1,954,341          1,156,943
         (Increase) decrease in deferred tax asset                                    (182,524)           533,724
         Decrease in prepaid expenses and other assets                                  37,120             83,876
         (Increase) decrease in prepaid taxes                                        1,093,334         (1,276,903)
         Decrease in accounts payable                                               (2,364,434)        (1,273,927)
         Decrease in unearned revenue                                                 (100,944)          (997,554)
          Increase in accrued income taxes                                              28,665            489,815
         (Increase) decrease in accrued liabilities                                    233,442           (983,559)
          Increase in deferred tax liabilities                                       1,007,933            484,024
                                                                                  ------------       ------------
                Total adjustments                                                    5,259,402         10,362,428
                                                                                  ------------       ------------

                Net cash provided by operating activities                            6,439,508         10,774,480
                                                                                  ------------       ------------

Cash flows from investing activities:
         Additions to property, plant & equipment                                     (713,225)        (1,627,315)
         Proceeds from sale of assets                                                    2,568             42,000
                                                                                  ------------       ------------
                Net cash used in investing activities                                 (710,657)        (1,585,315)
                                                                                  ------------       ------------

Cash flows from financing activities:
         Proceeds from draws on revolving line of credit                             9,065,000         16,175,000
         Principal payments on debt                                                 (8,966,253)        (3,466,255)
         Payments on revolving line of credit                                       (7,265,000)       (21,525,000)
         Exercise of stock options                                                      75,000             91,250
                                                                                  ------------       ------------
                Net cash used in financing activities                               (7,091,253)        (8,725,005)
                                                                                  ------------       ------------

                Net increase (decrease) in cash and cash equivalents                (1,362,402)           464,160

Cash and cash equivalents, beginning of period                                       1,966,734            597,889
                                                                                  ------------       ------------
Cash and cash equivalents, end of period                                          $    604,332       $  1,062,049
                                                                                  ============       ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for interest                                     $    659,291       $    989,253
     Cash paid during the period for income taxes                                 $    128,237       $    403,850
     Contingent consideration paid to target shareholder                          $         --       $  1,000,000

  The accompanying notes are an integral part of these consolidated statements.

                             XETA TECHNOLOGIES, INC.
                                  JULY 31, 2003
                                   (Unaudited)

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

The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company's latest financial statements filed as part of the Company's Annual Report on Form 10-K, Commission File No. 0-16231. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments made were of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K, which was filed with the SEC on January 29, 2003, reflecting the operating results of the Company.

2. INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

                                                         July 31,      October 31,
                                                          2003            2002
                                                       ----------      ----------
Finished goods and spare parts                         $6,391,988      $8,234,020
Raw materials                                             298,882         354,380
                                                       ----------      ----------
                                                        6,690,870       8,588,400
Less- reserve for excess and obsolete inventories         984,512         786,619
                                                       ----------      ----------
      Total inventories, net                           $5,706,358      $7,801,781
                                                       ==========      ==========


3. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:


                                                  Estimated
                                                   Useful        July 31,       October 31,
                                                   Lives           2003            2002
                                                  ---------    -----------      -----------
Building                                               20      $ 2,397,954      $ 2,397,954
Data processing and computer field                    3-5        4,167,911        4,121,640
equipment
Land                                                   --          611,582          611,582

Office furniture                                        5        1,103,652        1,073,851
Auto                                                    5          126,743          126,743
Other                                                 3-7          511,320          634,213
                                                               -----------      -----------

Total property, plant and equipment                              8,919,162        8,965,983
Less- accumulated depreciation                                   5,017,161        4,397,821
                                                               -----------      -----------

Net property, plant and equipment                                3,902,001        4,568,162
Construction in progress                                         6,486,450        5,889,556
                                                               -----------      -----------

Total property, plant and equipment, net                       $10,388,451      $10,457,718
                                                               ===========      ===========

Construction in progress includes capitalized interest of $657,737 and $408,000 for the periods ended July 31, 2003 and October 31, 2002, respectively. Upon completion of the project, the total cost is expected to be depreciated over an average life of 7 years.

4. ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                    July 31,      October 31,
                                     2003            2002
                                  ----------      -----------
Commissions                       $  447,730      $  428,460
Vacation                             498,833         481,228
Payroll                              647,241         417,171
Bonuses                              271,349         213,735
Interest                              13,444          11,265
Other                                385,223         416,912
                                  ----------      ----------
Total current                      2,263,820       1,968,771
Noncurrent liabilities               179,348         240,955
                                  ----------      ----------
   Total accrued liabilities      $2,443,168      $2,209,726
                                  ==========      ==========


5. UNEARNED REVENUE:

Unearned revenue consists of the following:

                                                   July 31,       October 31,
                                                     2003            2002
                                                  ----------      -----------
Customer deposits                                 $  751,492      $  897,171
Service contracts                                    747,409         785,067
Warranty service                                     310,969         366,586
Systems shipped but not installed                    142,928          28,866
Other                                                 50,205           1,051
                                                  ----------      ----------
Total current unearned revenue                     2,003,003       2,078,741
Noncurrent unearned service contract revenue         208,653         233,859
                                                  ----------      ----------
   Total unearned revenue                         $2,211,656      $2,312,600
                                                  ==========      ==========

6. INCOME TAXES:

Income tax expense is based on pretax financial accounting income. Deferred income taxes are computed using the asset-liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company's assets and liabilities.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                          July 31,         October 31,
                                                            2003              2002
                                                         -----------       -----------
Deferred tax assets:
 Nondeductible reserves                                  $   655,002       $   466,292
 Prepaid service contracts                                   127,984           168,210
 Unamortized cost of service contracts                        25,326            52,788
 Other                                                       142,079           119,418
                                                         -----------       -----------
   Total deferred tax asset                                  950,391           806,708
                                                         -----------       -----------
Deferred tax liabilities:
 Intangible assets and other                               1,882,512         1,257,404
 Tax income to be recognized on sales-type lease
 contracts                                                    36,800            50,062
 Unamortized capitalized software development costs
                                                              40,358            93,279
                                                         -----------       -----------

   Total deferred tax liability                            1,959,670         1,400,745
                                                         -----------       -----------
   Net deferred liability                                $(1,009,279)      $  (594,037)
                                                         ===========       ===========


7. CREDIT AGREEMENTS:

On May 16, 2003, the Company and its banking partners executed a restructuring of the Company's credit facility. Under the restructuring agreement, the line of credit supported by a borrowing base of accounts receivables and inventories was expanded to $7,500,000 and the term loan was reduced by $6,500,000. This reduction in the term loan was effected by using $4,000,000 million in cash on hand and borrowing an additional $2,500,000 under the expanded line of credit. The monthly principal payments due on the term loan were not changed. On September 2, 2003, the maturity date on all of the Company's debt was extended to February 15, 2005.

Long-term debt consists of the following:

                                                        July 31,       October 31,
                                                          2003            2002
                                                      -----------      -----------
Bank line of credit, due February 15, 2005,           $ 1,800,000
 secured by accounts receivable and inventories                        $         -

Term loan, payable in monthly installments of
 $259,861, due February 15, 2005
 collateralized by all assets of the Company            3,634,596       12,473,349

Real estate term note, payable in monthly
 installments of $14,166, due February 15,
 2005, secured by a first mortgage on the
 Company's building                                     2,252,500        2,380,000
                                                      -----------      -----------

                                                        7,687,096       14,853,349

Less-current maturities                                 5,088,337        3,288,337
                                                      -----------      -----------

                                                      $ 2,598,759      $11,565,012
                                                      ===========      ===========

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 1.1% at July 31, 2003) plus 3.75% or b) the bank's prime rate (which was 4.00% at July 31, 2003) plus 1%. The credit facility requires, among other things, that the Company generate a certain level of EBIDA per quarter as well as maintain a minimum net worth, maintain certain working capital ratios, and limits on capital expenditures. At July 31, 2003, the Company was in compliance with the covenants of the credit facility.

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

                                               For the Three                        For the Nine
                                            Months Ended July 31,              Months Ended July 31,
                                       ------------------------------     --------------------------------
                                           2003              2002              2003               2002
                                       -------------    -------------     -------------      -------------
Net income as reported                 $     375,561    $     129,232     $   1,180,106      $     412,052
Less: total stock-based employee
compensation expense determined
under fair value based method for
all awards, net of related tax
effects                                      179,187          160,315           537,562            480,944
                                       -------------    -------------     -------------      -------------
Pro forma net income (loss)            $     196,374    $     (31,083)    $     642,544      $     (68,892)
                                       =============    =============     =============      =============

EARNINGS PER SHARE:
As reported - Basic                    $         .04    $         .01     $         .13      $         .04
As reported - Diluted                  $         .04    $         .01     $         .12      $         .04

Pro forma - Basic                      $         .02    $         .00     $         .07      $        (.01)
Pro forma - Diluted                    $         .02    $         .00     $         .07      $        (.01)



The fair value of the options granted was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk free interest rate (4.46% to 5.78%), dividend yield (0.00%), expected volatility (80.50% to 86.31%), and expected life (6 years).

9. EARNINGS PER SHARE:

Basic and diluted earnings per common share were computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the reporting periods. Options to purchase 994,268 shares of common stock at an average exercise price of $8.09 and 913,000 shares of common stock at an average exercise price of $8.62 were not included in the computation of diluted earnings per share for the nine months ended July 31, 2003 and 2002, respectively, because inclusion of these options would be anti-dilutive.

10.  GOODWILL:

During fiscal years 2000 and 2001, the Company made four acquisitions, all using the purchase method of accounting. To the extent that the purchase price of the assets exceeded their fair value, the Company recorded the difference as goodwill. Prior to the adoption of SFAS No. 142, the Company amortized goodwill into its operating results over the estimated useful life of 20 years. Upon adoption of SFAS No. 142, amortization was ended and replaced with periodic evaluation of the fair value of goodwill compared to its recorded book value. Management performs a review for impairment on an annual basis or earlier as conditions warrant. For the nine months ended July 31, 2003, no impairment of goodwill was recorded. In addition, the Company is reducing the carrying value of goodwill each period to amortize the difference between the recorded value of goodwill on the Company's tax return compared to the value recorded on the Company's balance sheet, reflecting a difference in the valuation dates used for common stock given in one of the acquisitions. During the nine months ended July 31, 2003, the Company has reduced goodwill by $41,682 to reflect this difference.

11.  DERIVATIVE INSTRUMENTS:

The Company uses derivative instruments to reduce its exposure to adverse fluctuations in interest rate risks. At July 31, 2003 and 2002, the Company had interest rate swaps on total notional/principal amounts of $6,666,666.67 and $8,666,666.67, respectively, at a fixed rate of 3.32%. The interest rate swaps have been properly documented and designated as qualifying hedges under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. No ineffective portion was recorded for the three- and nine-months ended July 31, 2003 and 2002, respectively. The differential paid or received on the interest rate swap agreements is recognized as an adjustment to interest expense in the Company's Statement of Operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS, WHICH ARE SUBJECT TO THE PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. THESE STATEMENTS INCLUDE, WITHOUT LIMITATION, STATEMENTS CONCERNING: EXPECTATIONS REGARDING OUR FINANCIAL POSITION INCLUDING SALES, REVENUES, GROSS MARGINS, OPERATING MARGINS AND EXPENSES, AND EARNINGS FOR THE FOURTH QUARTER; PLANS TO RETIRE OUR ACQUISITION-RELATED DEBT; TRENDS AND CONDITIONS IN THE U.S. ECONOMY AND IN THE COMMUNICATIONS TECHNOLOGY INDUSTRY; AND OUR ABILITY TO IMPLEMENT OUR OVERALL BUSINESS PLAN AND IN PARTICULAR, OUR NEW MID-MARKET INITIATIVE AND OUR NORTEL NETWORKS PRODUCT LINE . THESE AND OTHER FORWARD-LOOKING STATEMENTS (GENERALLY IDENTIFIED BY SUCH WORDS AS "EXPECTS," "PLANS," "BELIEVES," "ANTICIPATES" "FORECASTS," "PREDICTS," AND SIMILAR WORDS OR EXPRESSIONS) ARE NOT GUARANTEES OF PERFORMANCE BUT RATHER REFLECT OUR CURRENT EXPECTATIONS, ASSUMPTIONS AND BELIEFS BASED UPON INFORMATION CURRENTLY AVAILABLE TO US. INVESTORS ARE CAUTIONED THAT ALL FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH ARE DIFFICULT TO PREDICT AND THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. MANY OF THESE RISKS AND UNCERTAINTIES ARE DESCRIBED UNDER THE HEADING "OUTLOOK AND RISK FACTORS" BELOW. CONSEQUENTLY, ALL FORWARD-LOOKING STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE RISK FACTORS DISCUSSED HEREIN AND THROUGHOUT THIS REPORT TOGETHER WITH THE RISK FACTORS IDENTIFIED IN THE COMPANY'S ANNUAL REPORT ON FORM 10-K, WHICH WAS FILED ON JANUARY 29, 2003.

GENERAL

For the quarter ending July 31, 2003, we earned $376,000 on revenues of $12.9 million compared to earnings of $129,000 on revenues of $12.8 million for the third quarter a year ago. For the nine months ending July 31, 2003 we earned $1.2 million on revenues of $40.1 million compared to earnings of $412,000 on revenues of $39.1 million in the same period last year. These earnings improvements are consistent with our operating results throughout fiscal 2003 as we continue to navigate the difficult business climate by carefully balancing our investments in new growth engines against continued strict cost controls. Our balance sheet continues to improve as well. During the quarter, we used existing cash balances and cash from operations to reduce our debt by nearly one-half to $7.7 million. Also, as discussed in our prior quarterly report, we restructured our debt agreement early in the third quarter. This restructuring transitions our debt to a traditional model that is supported primarily by the assets of the Company. At the close of the quarter, our acquisition-related debt has been reduced to $3.6 million and is expected to be retired in 14 months. Our financial condition and cash flows are discussed more fully under "Financial Condition" below.

During the quarter, we announced the addition of the Nortel Networks ("Nortel") customer premise equipment to our product and service offerings. This addition was effected through signing of a "Premium Partner" agreement with Nortel. This agreement, the highest level of Nortel partnership, combined with our Avaya Business Partner relationship, effectively doubles our market reach. In addition to opening the door to "Nortel only" customers, many of our existing customers have both Nortel and Avaya systems due to industry consolidation and distributed purchasing organizations. We can now meet the needs of these multi-vendor customers by providing them with system-wide service on all of their communications systems. We believe that by adding the Nortel line of communications systems to our product and services portfolio, we have added a new dimension to our long term strategy to become the leading national provider of these solutions. To implement the Nortel partnership, we have begun adding personnel with previous Nortel sales, technical and design experience. We are making these additions carefully by using a combination of market development funds from Nortel and our own capital. We will continue to balance our growth investments against our very slim operating margins until there are clear signs of improved economic conditions. We expect to realize positive economic results from our Nortel initiative in the first quarter of next year.

We are pleased with our third quarter operating results and financial condition given the poor economic conditions that we have continued to face throughout fiscal 2003. With our debt significantly reduced, our cost structure set for efficient execution, and our market broadened, we believe we are poised for excellent future growth when the market for communications equipment and services recovers. As we enter our fourth quarter, there may be signs that a recovery in overall capital spending is beginning to occur. However, we have yet to see a rebound in the order rates for communications equipment. Therefore, we will not change our operating strategy in the fourth quarter and will continue to expect quarterly earnings to fall within the 1- to 5-cent range.

The following discussion presents additional information regarding our financial condition and results of operations for the quarter ending July 31, 2003 and should be read in conjunction with our comments above as well as the Outlook and Risk Factors discussion contained at the end of this section of the report.

FINANCIAL CONDITION

During fiscal 2003, our financial condition has improved dramatically. We have generated $6.4 million in cash from operations, reduced our debt by $7.2 million or nearly 50%, and have grown our equity by 5%. These improvements have all come in a year in which revenues were flat compared to last year.

Cash generated from operations consisted of $2.2 million earned from net income and non-cash charges, $2.2 million in reductions in receivables, $2.0 million in reductions in inventories, $1.9 million in tax refunds and reductions in deferred taxes, and $506,000 from other changes in working capital. Some of this cash, $2.4 million, was used to reduce accounts payable, leaving net operating cash flows of $6.4 million.

As discussed above, early in the third quarter, we restructured the debt with our banks. As part of the restructuring, we used cash generated from operations and increased availability under our revolving line of credit to reduce the term debt. At July 31, 2003, our acquisition-related debt was $3.6; the mortgage on our building was $2.3 million; and the amount drawn on our line of credit was $1.8 million. The total available under the line of credit is $7.5 million. On September 2, 2003, the maturity dates on all of our debt was extended to February 15, 2005. However, the previous debt service requirements on the acquisition debt will be maintained. According to this schedule, the acquisition debt is expected to be retired in 14 months. In summary, we believe that the restructuring is a significant and positive milestone as we seek to move to a traditional capital structure in which our financing needs are supported primarily by current assets and real estate.

RESULTS OF OPERATIONS

During fiscal 2003, our gross profits and net income have also improved despite relatively flat revenues when compared to fiscal 2002. These results are due to improved gross margins and a constant focus on our cost structure. We believe that our operations and cost structure currently have excess capacity and that as capital spending for telecommunications equipment recovers, we will enjoy a measure of leverage in our operating statement producing further improvements in operating margins. However, until such a recovery occurs, we will remain focused on strict cost controls, maintaining our technical capabilities, and generating positive cash flows from operations. Additionally, we will continue to make careful investments in growth opportunities such as our mid-market initiative and our expansion into the Nortel market. Discussed below in more detail are the major revenue, gross margin, and operating expense items that affected our financial results during the third quarter of fiscal 2003.

Systems Sales. Systems sales for the third quarter were $6.9 million, a 3% increase over the third quarter of fiscal 2002. This increase consisted of increases of approximately 3% in both our commercial and lodging sectors. Systems sales for the year-to-date period ending July 31, 2003 were $21.6 million, a 7% increase compared to the prior year. This increase consisted of a 10% increase in sales to commercial sector customers partially offset by a 4% decrease in sales to lodging sector customers. The modest increases in total systems sales reflect the continued fragile economic conditions in which we operate. Recently, some macro-economic indicators, including some related to corporate capital spending, have shown signs of improvement. However, order rates in our market sector have yet to see such improvements. We are augmenting our traditional sales efforts with our mid-market and Nortel growth initiatives, both of which are being partially funded through manufacturers' marketing incentives and internally generated funds.

Installation and Service Revenues. Installation and service revenues consist of the following:

                                           For the Three Months Ended          For the Nine Months
                                                    July 31,                      Ended July 31,
                                           ---------------------------     ---------------------------
                                               2003            2002            2003            2002
                                           -----------     -----------     -----------     -----------
Contract & Time and Materials (T&M)        $ 4,288,000     $ 4,731,000     $12,677,000     $13,989,000
Commercial installations                       545,000         405,000       1,851,000       1,777,000
Lodging installations                          500,000         299,000       1,409,000       1,095,000
Consulting                                     370,000         746,000       1,488,000       1,710,000
                                           -----------     -----------     -----------     -----------
Total installation and service revenue     $ 5,703,000     $ 6,181,000     $17,425,000     $18,571,000
                                           ===========     ===========     ===========     ===========

The decline in contract and T&M revenues resulted almost entirely from a decline in T&M revenues. This revenue stream represents work orders from customers due to equipment failures or moves, adds, and changes to systems originated by customers. The overall demand for hourly services has declined as fewer customers are expanding their employee bases or moving employees which generates service billings for us. To ensure our competitive position, we re-instituted lower hourly pricing for our services earlier in the fiscal year. By doing so, our rates compare favorably to smaller, regional service providers even though we have nationwide capabilities. Contract revenues were relatively unchanged for the three and nine month periods.

Installation revenues increased 48% in the third quarter and 14% for the year to date period compared to those same periods last year. Generally, installation revenues track in the same direction and proportion as the related systems sales, but the timing of installations and the mix of installation revenue compared to total project revenues vary on an order by order basis. We recognize revenues from installation activities upon completion of the installation, which for larger systems often means that the equipment is shipped and systems revenues are recognized in one month and installation revenues on that system are recognized in a subsequent month. While we are pleased with the current operating efficiency of our installation department given the current level of business, we believe there is excess capacity available. Therefore when our order rates for new systems improve, we would expect to experience not only increases in installation revenues, but also improvements in the profitability of this activity.

Consulting revenues decreased 50% in the third quarter and 13% for the nine month period compared to those same periods last year. Consulting revenues reflect professional design fees and project management fees associated with complex, commercial systems implementations as well as revenues earned from our boutique consulting firm which specializes in Microsoft application implementations and network administration. The declines in this revenue stream primarily reflect lower revenues earned from our consulting operations which has been negatively impacted by the overall poor economic conditions. This business is located and derives most of its revenues from customers in the northwestern U.S., which has experienced a very steep decline in demand for software consulting business. Given the current economic outlook, we expect revenues from this portion of our consulting business to remain at depressed levels for the remainder of the year as customers continue to strictly control nearly all discretionary spending on IT related projects..

Gross Margins.

The gross margin earned on total sales and service revenues in the third quarter was 27.6% compared to 16.7% for the same period last year and was 27.2% for the first nine months of fiscal 2003 compared to 21.2% for the same period in fiscal 2002. Note that in the third quarter of fiscal 2002, we increased our reserve for obsolete and slow-moving inventory by $775,000. Without these adjustments, overall gross margins would have been 23% in both the third quarter and the year-to date periods in fiscal 2002.

The gross margins on systems sales were 28.5% in the third quarter compared to 12.9% for the third quarter of last year and were 29.2% for the first nine months of the year compared to 24.4% for the first nine months of fiscal 2002. The majority of the improvement in systems gross margins relates to the inventory reserve adjustment discussed above which depressed systems gross margins in the fiscal 2002 periods presented. The gross margins earned on systems sales in fiscal 2003 are within our targets for these sales, but gross margins can vary significantly based on customer and product mix. Also, as discussed above, we recently added the Nortel product line to our business. By doing so, we lost certain pricing advantages with Avaya related to their loyalty program. For the first nine months of fiscal 2003, those pricing advantages were equal to approximately 1.5% in gross margins earned on systems sales.

The gross margins earned on service revenues were 29.2% in the third quarter compared to 26.5% last year and were 29.0% for the first nine months of the year compared to 24.1% for the same period last year. These improvements reflect cost controls put in place in our professional services and installation departments to more closely match their manpower levels and cost structures with our current revenue levels for those activities. Throughout the current downturn in the economy, we have strived to properly size our business to our revenue run-rates without impairing our technical capabilities that are a key differentiator for us in the market. This challenge has been most acute in the professional services and installation areas as they house our key technical talent. We believe that despite the cost containment measures we have initiated, we have not handicapped our overall capabilities nor our ability to respond to a market turnaround when it occurs.

A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold expenses. Other revenues typically represent sales and cost of goods sold on equipment or services outside our normal provisioning processes. Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue streams. These expenses have declined approximately 7% in fiscal 2003 compared to fiscal 2002 reflecting the effects of our tight cost controls.

Operating Expenses. Operating expenses increased 27.8% in the third quarter compared to last year and 12.8% for the first nine months of fiscal 2003 compared to the prior year. In the third quarter of fiscal 2002, we decreased the reserve for bad debts by $700,000 resulting in a large decrease in operating expenses for the fiscal 2002 periods under comparison. Partially offsetting the impact of this adjustment is the loss of certain financial incentive programs previously offered by Avaya which were accounted for as contra selling expense items. Actual expenditures for operating expenses are relatively unchanged between fiscal 2003 and fiscal 2002. The discontinued incentive programs, which have been material to our operating results in the past, have been curtailed and/or replaced by Avaya. Beginning in our second fiscal quarter, we began receiving new financial incentives that have been approved and paid by Avaya to support our sales expansion initiatives into a few new markets (see discussion under "Systems Sales" above regarding these sales initiatives). Under these new programs, Avaya grants specific requests for cost reimbursements based on a business plan submitted by us. Previously, we earned financial incentives based on a combination of the volume of our purchases and our marketing-related expenditures. These new incentives, while substantially supporting this new sales initiative, are less than the incentives received in prior years under the old programs.

Interest Expense and Other Income. Interest and other expense was $90,000 in the third quarter of this year compared to $221,000 in the third quarter of last year and was $431,000 for the nine months ending July 31, 2003 compared to $705,000 in the same period last year. Interest expense is presented net of interest capitalized on construction in progress. Interest costs capitalized in the third quarter of this year were $85,000 compared to $72,000 last year. Year-to-date interest costs capitalized were $250,000 compared to $197,000 for the year-to-date period last year. The decrease in interest and other expenses reflects decreases in interest expense partially offset by decreases in interest and other income. The decrease in interest expense reflects lower average debt outstanding during the periods under comparison. The lower interest income is due to a decrease in the average amount of sales-type lease receivables outstanding. Both interest expense and interest income are expected to continue to decline.

Tax Provision. The Company has recorded a combined federal and state tax provision of 39% in all periods presented reflecting the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins. Net income as a percent of revenues was 2.9% for the three and nine months ending July 31, 2003, respectively compared to 1% for the same periods last year. We believe that our current business model and current debt levels will support a target operating margin of 8%. However, we will have to realize sustained growth in revenues to reach that target.

OUTLOOK AND RISK FACTORS

The following discussion is an update to the "Outlook and Risk Factors" discussed in the Company's Annual Report on Form 10-K for the year ended October 31, 2002. The discussions in the report regarding "Dealer

Agreements", "Dependence Upon Avaya", "Dependence Upon a Few Suppliers", "Hiring and Retaining Key Personnel", "Competition", "Lodging Industry", "Stock Market Volatility", and "Other Risk Factors" are still considered current and should be given equal consideration together with the matters discussed below.

We continue to experience a lackluster capital spending environment and there are no clear signals that this environment will improve for the balance of the fiscal year.

Our systems sales and installation revenues are largely tied to capital spending by our customers. Over the past 30 months, most U.S. companies have severely curtailed their capital spending, especially spending related to new technology. At several points during this period, including at the present time, there have been improvements in macro economic indicators that have raised expectations for growth in capital spending. While some market sectors have seen modest increases in spending, our sector has not. As a result, we plan to continue to maintain our cost conscience approach until there is more evidence of a recovery in our business.

Our new sales initiatives may not be successful and may produce operating losses.

As discussed above, we are adding personnel to support our Nortel and mid-market sales initiatives. These investments are being made at a slower pace than we would normally desire and our acceleration into these markets is being governed by market development funds being received from Nortel and Avaya as well as the limited capital provided by our operations. Should these vendor-supplied funds dry up or if our profitability fails to improve, our ability to maintain these efforts could be hampered and operating losses could occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. In November 2001, we entered into interest rate swap agreements with each of our banking partners for the purpose of hedging against future increases in interest rates. The interest rate swap agreements allow us to pay a fixed interest rate of 3.32% (before application of the bank's pricing margin) on a portion of our outstanding debt. At July 31, 2003, we had $1.2 million of outstanding debt subject to interest rate fluctuations. A hypothetical 10 percent change in such interest rates would not have a material effect upon our consolidated results of operations or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (f) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the period for which this report is filed, court filings in the Phonometrics' litigation, which we continue to monitor, have dealt primarily with the issue of attorneys' fees awarded to numerous hotel defendants by the District Court for the Southern District of Florida, and the amount of such fees. A detailed description of the Phonometrics' cases is contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2002 filed with the Commission on January 29, 2003.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 2, 2003, at our Annual Meeting of Shareholders, all of the incumbent directors were re-elected to the Board of Directors. The votes cast for each of the nominees were as follows:

         NOMINEE                              FOR                     WITHHOLD
         -------                              ---                     --------
         Ron B. Barber                        8,704,918               222,842

         Donald T. Duke                       8,780,337               147,423

         Robert D. Hisrich                    8,779,837               147,923

         Jack R. Ingram                       8,764,030               163,730

         Ronald L. Siegenthaler               8,781,741               146,019

         Robert B. Wagner                     8,764,430               163,330

The shareholders also voted to ratify the selection of Grant Thornton, LLP as our independent auditors.

ITEM 5. OTHER INFORMATION.

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits (filed herewith):

         SEC Exhibit No.   Description
         ---------------   -----------
         10.1              Nortel Networks Premium Partner U.S. Agreement
                           effective June 25, 2003 between Nortel Networks, Inc.
                           and XETA Technologies, Inc.

         31.1              Rule 13a-14(a)/15d-14(a) Certification of Chief
                           Executive Officer

         31.2              Rule 13a-14(a)/15d-14(a) Certification of Chief
                           Financial Officer

         32.1              Certification of Chief Executive Officer Pursuant to
                           Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

         32.2              Certificate of Chief Financial Officer Pursuant to
                           Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

(b) Reports on Form 8-K - During the quarter for which this report is filed, the Company filed the following reports on Form 8-K:

         1. Form 8-K filed May 20, 2003 (to furnish earnings release for second quarter);

         2. Form 8-K filed May 20, 2003 (regarding amendment to credit facility); and

         3. Form 8-K filed June 25, 2003 (regarding Nortel Networks Premium Partner Agreement).


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        XETA Technologies, Inc.
                                        (Registrant)


Dated:  September 8, 2003               By:      /s/  Jack R. Ingram
                                                 -----------------------
                                                 Jack R. Ingram
                                                 Chief Executive Officer


Dated:  September 8, 2003               By:      /s/  Robert B. Wagner
                                                 -----------------------
                                                 Robert B. Wagner
                                                 Chief Financial Officer

                                  EXHIBIT INDEX

SEC Exhibit No.                     Description
---------------                     -----------
10.1                       Nortel Networks Premium Partner U.S. Agreement
                           effective June 25, 2003 between Nortel Networks, Inc.
                           and XETA Technologies, Inc.

                           The Attachments to the foregoing Agreement, each of which are listed below, have been omitted from this Report and will be furnished to the Securities and Exchange Commission upon request:

                                   Attachment A:   Affiliates of Premium Partner

                                   Attachment B:   Software License

                                   Attachment C:   Nortel Networks Services

                                   Attachment D:   Sales Agent Authorization

                                   Attachment E:   Service Standards

31.1                       Rule 13a-14(a)/15d-14(a) Certification of Chief
                           Executive Officer

31.2                       Rule 13a-14(a)/15d-14(a) Certification of Chief
                           Financial Officer

32.1                       Certification of Chief Executive Officer Pursuant to
                           Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

32.2                       Certificate of Chief Financial Officer Pursuant to
                           Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.