Form 10-K
period 2003-10-31
XETA TECHNOLOGIES INC
filed 2004-01-16
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended October 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16231

XETA Technologies, Inc.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1130045

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1814 West Tacoma, Broken Arrow, Oklahoma	74012

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code (918) 664-8200

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

Yes [✓]     No [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes [   ]     No [✓]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the Nasdaq closing price on April 30, 2003, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17,317,620.81.

          The number of shares outstanding of the registrant’s Common Stock as of December 31, 2003 was 10,002,952 (excluding 1,018,788 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held April 6, 2004 are incorporated by reference into Part III, Items 10 through 14 hereof.

PART I

     Our disclosure and analysis in this report contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events, but are not guarantees of performance. Actual results may differ materially from those described in forward-looking statements. Many factors mentioned in this report will be important in determining future results. Therefore, you are requested to read the more detailed cautionary statement about forward-looking statements set forth in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below, and to consider all forward-looking statements in light of the risks and uncertainties described under the heading “Outlook and Risk Factors” under Item 7 below.

ITEM 1. BUSINESS

Development and Description of Business

     XETA Technologies, Inc., (“XETA”, the “Company”, “we”, or “our”) an Oklahoma corporation formed in 1981, is a leading provider of communications solutions including: converged systems applications such as VoIP, wireless, contact centers, unified messaging, video solutions, as well as traditional voice and data solutions. We specialize in providing these solutions to multi-location mid-size and large companies throughout the United States. In addition to selling these products to customers, we derive a significant portion of our revenues and gross profits from the installation and maintenance of these systems, utilizing our nation-wide network of Company-employed design engineers and service technicians as well as our 24-hour, 7-days-per-week call center located in our headquarters building in Broken Arrow, Oklahoma.

     We entered the commercial market as a voice and data integrator in fiscal 1999. Prior to that time, our traditional focus had been on the telecommunications needs of the lodging industry, selling and servicing our own proprietary call accounting systems and Hitachi PBX systems. Early in 1999, we became a reseller of Avaya, Inc., (“Avaya”) formerly Lucent Technologies’ PBX systems. In late 1999, we acquired St. Louis-based U.S. Technologies Systems, Inc. (“UST”), which largely established for us a nationwide beachhead to deliver telephony applications to the broader commercial market. In early 2000, we acquired Portland, Oregon-based Advanced Communications Technologies, which allowed us to strengthen our services and sales presence in the Pacific Northwest and add competencies in call centers, unified messaging, converged systems and data networking systems. Late in 2000, we acquired St. Louis-based PRO Networks Corporation, which allowed us to enter the VoIP market and more firmly entrenched us in the traditional data networking market. Concurrently with this acquisition, we also acquired Seattle-based KMI, Inc., a consulting firm specializing in LAN/WAN networking solutions and unified messaging. In June 2003, we became a “Premium Partner” with Nortel Networks, Inc. (“Nortel Networks”). Nortel Networks’ share of the U.S. communications market is similar in size and loyalty to that of Avaya. Therefore, we have significantly expanded our potential market by adding this product line.

     Despite battling difficult economic conditions for the past three years, we believe our long-term strategy of becoming an integrated communications solutions provider to the broader commercial market has proven to be on target. In our view, the market acceptance of converged voice and data products, specifically VoIP products, is finally accelerating and we have recently enhanced our market position by adding the Nortel Networks product line to our existing Avaya and Hitachi products, effectively doubling our market of potential customers. In addition, we have steadily increased both the depth and breadth of our technical capabilities in these new technologies, further establishing ourselves as one of the premier voice and data integrators in the United States, and one of the few that has nation-wide reach.

     We completed fiscal 2003 financially stronger than at any time in the past three years. Having maintained our profitability throughout the economic downturn by carefully controlling our costs, we have also shed more than $20,000,000 in debt since October 31, 2000. During the fourth quarter of this year, we moved our credit facility to a new bank and restructured the remaining debt on more favorable terms, thereby reducing our per quarter cash flow previously committed to debt reduction by over $500,000. Under our new credit facility, we have $7.5 million available under a revolving line of credit for working capital expansion.

     As we enter fiscal 2004, the economy appears to be improving and the pessimism that has plagued the business sector for three years seems to be improving. In addition, most communications equipment providers, ourselves included, have experienced improved order rates during the last portion of calendar 2003. However, since early 2001 there have been several short periods of improvement like this, only to be followed by swift and sudden downturns. Therefore, we will continue to balance our investment in growth initiatives with tight cost controls until the economy is on a more stable growth track.

Commercial Products

     We sell a broad range of communications systems and software for commercial enterprises including Voice Over IP (“VoIP”), call centers, customer relationship management, wireless, and messaging systems. In the past three years, the technology that drives these systems has migrated from traditional, stand-alone voice systems to fully networked communications servers that are integrated into data networks. These converged voice and data systems provide customers with enhanced functionality, lower maintenance costs, and lower toll costs.

     We design, install and maintain communications systems manufactured by Avaya and Nortel Networks. Both of these manufacturers hold significant portions of the communications equipment market and are migrating their customer bases to the new converged technology platform. We are one of the largest Avaya dealers in the U.S. Avaya sells a variety of media servers and gateways. The heart of these systems is the Avaya Communications Manager which is an open, scalable, highly reliable and secure telephony application. It provides user and system management functionality, intelligent call routing, application integration and extensibility, and enterprise communications networking. The Communications Manager runs on proprietary Avaya media servers to control a wide variety of Avaya proprietary media gateways and communications devices. We also sell Avaya’s media server 8100, formerly known as the IP600, to mid-sized enterprises or as part of larger customers’ networks. Avaya also has a wide range of messaging systems marketed under the names Intuity™ Messaging Solutions, Octel, and Partner messaging. We also market Avaya’s unified messaging systems under the name Unified Communications Center. In a unified messaging environment, users can access voice mail, email and fax messages seamlessly throughout the day from their desktops.

     As stated above, we became a “Premium Partner” with Nortel Networks in June, 2003. As a Premium Partner, we can provide a complete range of communications solutions offered by Nortel Networks. This product portfolio includes solutions for circuit-switched or packet switched networks. Migration from traditional telephony systems to VoIP is available under the Meridian, Succession, Norstar and Business Communication Manager family of products. We offer Nortel Networks messaging systems marketed under the CallPilot name. These systems provide flexible and scaleable messaging options for call answering, automated attendant, fax messaging and desktop integration. We market the Nortel Networks Symposium call center product portfolio. These multi-media products combine traditional telephone contacts with web-based contacts using advanced skill based routing. Networked call centers can be managed with a single platform and self-service applications with advanced speech recognition which can provide 24-hour, seven day a week convenience to customers. Nortel Network’s open architecture and evergreen design philosophy enables customers to benefit from changing technologies while retaining their initial investment.

     We sell data networking products to the commercial market under non-exclusive dealership agreements with Avaya, Cisco Systems Inc., Nortel Networks, and Hewlett-Packard Co.

     Sales of communications systems and products to the commercial market represented 40%, 41% and 49% of total revenues during fiscal years 2003, 2002 and 2001, respectively.

Hospitality Products

     Communications Systems. We distribute Avaya’s DEFINITY® Guestworks™ Systems, Hitachi’s 5000® Series Digital Communications Systems, and the Nortel Networks’ product line to the hospitality industry under nationwide, non-exclusive dealer agreements. These systems are equipped with lodging specific software, which integrates with nearly all aspects of the hotel’s operations. We also offer a variety of related products such as voice mail systems, analog telephones, uninterruptible power supplies, announcement systems, and others, most of which also have lodging-specific software features. Most of these products are sold in conjunction with the sale of new communications systems and, with the exception of voice mail systems, are purchased from regional and national suppliers.

     Call Accounting Products. We also market a line of proprietary call accounting systems under the Virtual XL® (“VXL”) series name. Introduced in 1998, the VXL is a PC-based system designed to operate on a hotel’s local or wide area network, and if that network is connected to the Internet, the VXL can also be accessed via an Internet connection. The VXL systems are our latest technology in a series of call accounting products we have successfully marketed since our inception. Many of those earlier products remain in the field and are supported by our service and technical staff.

     Sales of communications systems and products to the lodging industry represented 12%, 11%, and 12% of total revenues in fiscal 2003, 2002, and 2001, respectively.

Installation and Services

     We provide nation-wide customer service, project management, professional services, installation and consulting to support our customers. This extensive services organization is one of the key differentiators between our competitors and us. The purchase price of our systems typically includes charges for professional services, project management activities, and installation costs, all of which are reflected as installation and service revenues in our financial statements.

     Our service organization includes our National Service Center (“NSC”) housed at our headquarters building in Broken Arrow, OK. Our NSC supports our customers who have purchased maintenance contracts on their systems, as well as other customers who purchase service on a time and materials basis. We employ a network of highly trained technicians who are strategically located in major metropolitan areas and can be dispatched by the NSC to support our customers in the field or install new systems. We also employ a cadre of design engineers (the Professional Services Organization “PSO”) trained in the design of the new, converged networks discussed above. The PSO provides high-end services to assist our customers in navigating their way to a cost-effective and productivity-boosting network design. Much of the work done by the PSO represents pre-sales work and is often not recovered in revenues, representing a significant investment. We believe, however, that by hiring the most qualified personnel possible and keeping their talents in-house, we have built a competitive advantage in the marketplace as most of our competitors do not have the financial strength to make this investment. Finally, we have a boutique software consulting operation to assist customers in Microsoft Exchange and Unified Messaging applications. Revenues from our software consulting business are mostly derived from the Pacific Northwest region and represent less than 2% of total revenues.

     For our distributed products, we typically pass on the manufacturer’s limited warranty, which is generally one year in length. Labor costs associated with fulfilling the warranty requirements are generally borne by us. For Avaya products, we attempt to sell Avaya’s post-warranty maintenance contracts, for which we earn a commission. In some circumstances however, we sell our own post-warranty maintenance plan. Most of these contracts are with our lodging industry customers. Nortel Networks and Hitachi, unlike Avaya, do not have their own field service forces. Therefore, for these products, we attempt to sell our own post-warranty maintenance contract.

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

     Installation and service revenues represented 44%, 47%, and 38% of total revenues for fiscal years 2003, 2002 and 2001, respectively.

Marketing

     Our marketing efforts to the commercial sector (non-lodging) are targeted at the “enterprise” space, which we define as mid-sized to large commercial customers. We especially prefer complex, multi-site applications in which we can leverage our in-house PSO capabilities and our standard nation-wide implementation capabilities. We market our products and services primarily through our direct sales force, but also through a variety of other means including networking at trade shows and conferences, and through relationships with Avaya’s direct sales force. Through these relationships, Avaya selects dealers to assist in fulfilling a customer’s order for some of its major accounts. We have carefully positioned ourselves as a preferred dealer by building our in-house engineering capabilities, providing nationwide implementation services, and through access to our 24 X 7 service center. We aggressively market these capabilities and differentiators to the Avaya direct sales force who generally select the dealers for their accounts.

     In addition to the broad commercial sector, we also have marketing initiatives in two specific markets: middle market customers located in targeted metropolitan areas and the federal government. These initiatives generally encompass having sales personnel dedicated to understanding the unique needs and buying channels of these markets and tailoring our solutions designs and implementation to these markets.

     Our marketing efforts to the lodging industry rely more heavily on our experience and reputation. Over the course of serving this market for 20 years, we have built strong long-term relationships with a wide range of personnel (corporate hotel chain personnel, property management officials, industry consultants, hotel owners, and on-site financial or operating officers) that can be the key decision makers for the purchase of hotel telecommunications equipment. We have relationships with nearly all hotel chains and major property management companies. These relationships are key to our past and future success and our lodging marketing efforts are targeted at strengthening and deepening those relationships rather than the more broad promotional efforts sometimes employed in our marketing efforts to the commercial sector.

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

Major Customers

     During fiscal 2003, we did not have any single customer that comprised more than 10% of our revenues.

Backlog

     At December 18, 2003 our backlog of orders for systems sales was $6.2 million compared to $7.0 million at the same time last year. We expect all of this backlog to ship and be recognized as revenue by October 31, 2004.

Competition

     Commercial. The market for the communications systems products and services we sell to commercial customers is highly competitive. As communications systems rapidly evolve from stand-alone voice systems to highly integrated, software-driven, IP-based systems, they become subject to more rapid technological change. We sell the Avaya and Nortel Networks product lines to our commercial customers. The customer bases of these two companies represent approximately 60% of the total market for sales of communications systems. Generally, established customers have made prior investments in either an Avaya or Nortel Networks system and they typically do not convert their communications infrastructure to another vendor’s products due to the expense involved and the high level of satisfaction with the product. Therefore, most of the competition is at the dealer level competing for replacements, expansions, or upgrades to existing systems. In the Avaya product line, the dealer community is comprised of a few larger dealers with super-regional or nationwide capabilities such as us, and several hundred smaller dealers, most of which concentrate on a particular metropolitan area.

     In the Nortel Networks product line, sales of systems is dominated by a group of very large, well-capitalized, and well-established companies, generally known as the former Regional Bell Operating Companies (“RBOC’s”). In addition to competing with the RBOC’s, we also compete with other larger Nortel Networks dealers similar in size and financial strength to us as well as several hundred smaller dealers who focus on smaller geographies.

     Hospitality. We sell Avaya, Hitachi, and Nortel Networks communications systems to the lodging market and, as such, face similar competitive pressures to those discussed above under “Commercial Competition”. However, since the lodging market is a small, niche market, we believe our most effective competitive strengths are the performance and reliability of our proprietary hospitality systems and our high level of service commitment to this unique market. While we believe that our reputation and nation-wide presence contribute significantly to our success in the lodging market, there can be no assurance given that we will be able to continue to expand our market share in the future.

Manufacturing

     All of the assembly of systems relates to our proprietary call accounting systems sold exclusively to the lodging industry. As a mature product line, these systems comprise less than 2% of our total revenues. We assemble these products, which include the XL®, Virtual XL®, and XPERT® systems, from an inventory of components, parts and sub-assemblies obtained from various suppliers. These components are purchased from a variety of regional and national distributors at prices which fluctuate based on demand and volumes purchased. Some components, although widely distributed, are manufactured by a single, usually foreign, source and are therefore subject to shortages and price fluctuations if manufacturing is interrupted. We maintain adequate inventories of components to mitigate short-term shortages and believe the ultimate risk of long-term shortages is minimal. Our proprietary products are based on PC technology, which is continually and rapidly changing. As a result, some of the components originally designed for use in our systems have been phased out of production and replaced by more advanced technology. To date, these substitutions have not forced us to substantially redesign our systems and there has been minimal effect on the overall system cost. There can be no assurance given, however, that future obsolescence of key components would not result in unanticipated delays in shipments of systems due to redesign and testing of assemblies.

     We use outside contractors to assemble our proprietary printed circuit boards. The components and blank circuit boards are purchased, inventoried, and supplied to the outside contractors for assembly and quality control testing. We perform various quality control procedures, including powering up completed systems and allowing them to “burn-in” before being assembled into a final unit for a specific customer location, and performing final testing prior to shipment.

Employees

     At December 12, 2003, we employed 300 employees. There were no part-time employees.

Copyrights, Patents And Trademarks

     We recognize that our reputation for quality products and services gives value to our lodging products and service offerings names. Therefore, we place high importance upon protecting such names by obtaining registered trademarks where practicable and appropriate. We own registered United States trademarks on the following names for use in the marketing of our services and systems: “XETA,” “XETAXCEL,” “XACT,” “XPERT,” “XPERT+,” “XL,” “XPANDER,” “Virtual XL,” and “XTRAMILE”. All of these marks are registered on the principal register of the United States Patent and Trademark Office, with the exception of XPANDER®, which is registered on the supplemental register.

     We attempt to protect our proprietary technology through a combination of trade secrets, non-disclosure agreements, copyright claims, and technical measures. We believe that patent protection is less significant to protecting our proprietary technology and technical expertise than the other measures listed above. For this reason, we have never applied for patents on our hardware or software technology with the exception of the technology for “XPANDER.”

ITEM 2. PROPERTIES

     Our principal executive office and Service Center are located in a 37,000 square foot, Company-owned, single story building located in a suburban business park near Tulsa, Oklahoma. This facility also houses our warehouse and assembly areas to support our hospitality sales channel. The building is located on a 13-acre tract of land. The property is subject to a mortgage held by Bank of Oklahoma, NA, to secure our credit facility.

     Our commercial channel shipping operations are primarily located in leased facilities near St. Louis, Missouri. In addition to the warehouse, this facility houses sales staff, technical design, professional services, and installation support personnel. We also lease other office space throughout the U.S. for sales, consulting, and technical staff and have informal office arrangements with our regional technicians to allow for some storage of spare parts inventory.

ITEM 3. LEGAL PROCEEDINGS

     On August 1, 2003, the Software & Information Industry Association (“SIIA”), an association of software publishers, contacted us by letter and claimed that we had violated the Copyright Act, 17 U.S.C. § 501, et seq. by allegedly using unlicensed software in our business. SIIA made demand that we audit all of our computers and servers to determine whether we used both licensed and/or allegedly unlicensed software for any of SIIA’s 965 members. We conducted this audit and determined that some software present on a limited number of our computers was unlicensed. Even though many of these programs were located on personal computers utilized by employees for both personal and business use, or on computers that were “inherited” through our various acquisitions and were most likely loaded prior to our acquisition of these companies, we have potential exposure to damages under the law for possessing unlicensed software. Consequently, we have recorded a loss contingency representing our best estimate of the potential damages based upon available facts of the claim at the present time. We initiated settlement negotiations with SIIA but the nature of our liability and the amount of damages due SIIA was in dispute. We therefore filed a declaratory judgment in the U.S. District Court for the Northern District of Oklahoma on December 1, 2003 seeking a judicial determination of liability and damages. Based on our review of the claim, the results of our internal review of potentially unlicensed software, and discussion with legal counsel, we do not believe that the ultimate resolution of this claim will have a material adverse effect on our financial position or results of operations. This action is still pending.

     Since 1994, we have been monitoring numerous patent infringement lawsuits filed by Phonometrics, Inc., a Florida company, against certain telecommunications equipment manufacturers and hotels who use such equipment. While we were never named as a defendant in any of these cases, several of our call accounting customers were named defendants and notified us that they will seek indemnification under the terms of their contracts with us. However, because there were other equipment vendors implicated along with us in the cases filed against our customers, we never assumed the outright defense of our customers in any of these actions. All of the cases filed by Phonometrics against our customers were originally filed in, or transferred to, the United States District Court for the Southern District of Florida. In October 1998, the Florida Court dismissed all of the cases filed against the hotels for failure to state a claim. After years of appeals by Phonometrics, all of which were lost on the merits, a final order dismissing the cases with prejudice was entered in November 2002, and the defendant hotels have been awarded attorney fees and costs against both Phonometrics and its legal counsel. Phonometrics continues to dispute the amount of fees awarded in some cases, and this issue continues to be litigated by Phonometrics.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT.

     Our directors and executive officers are set forth below. There is no family relationship between any of the named persons.

Name and Age	Positions With Company

Jack R. Ingram Age 60	Chairman of the Board, Chief Executive Officer, and President

Robert B. Wagner Age 42	Chief Financial Officer, Vice President of Finance, Secretary, Treasurer, and Director

Larry N. Patterson Age 47	Senior Vice President, Sales and Marketing

     Mr. Ingram has been our Chief Executive Officer since July 1990. He also served as our President from July 1990 until August 1999 and re-assumed that position in June 2001. He has been a director since March 1989. Mr. Ingram’s business experience prior to joining was concentrated in the oil and gas industry. Mr. Ingram holds a Bachelor of Science Degree in Petroleum Engineering from the University of Tulsa.

     Mr. Wagner has been our Vice President of Finance and Chief Financial Officer since March 1989. He has been with us since July 1988 and became a member of the Board of Directors in March 1996. Mr. Wagner is a Certified Public Accountant licensed in Oklahoma and received his Bachelor of Science Degree in Accounting from Oklahoma State University.

     Mr. Patterson joined us in March 2000 and serves as Senior Vice President, Sales and Marketing. Prior to his employment with us, Mr. Patterson worked for Exxon Corporation and held various executive positions in Europe, Asia and

Latin America with Exxon Company, International. He is a member of the American Management Association and is active in Organizational Development, Leadership Development and Investment Management activities. Mr. Patterson received his Bachelor of Science Degree in Engineering from Oklahoma State University.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     Our Common Stock, $.001 par value, is currently traded on the over-the-counter market and is reported in the National Association of Securities Dealers Automated Quotation (“NASDAQ”) System under the symbol “XETA.”

     The high and low bid prices for the Common Stock, as reported by the National Association of Securities Dealers through its NASDAQ System, for each of the quarters during our two most recent fiscal years are set forth below. These prices reflect inter-dealer prices, without adjustment for retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

	2003		2002

	High	Low	High	Low

Quarter Ending:
January 31	$4.06	$1.29	$6.20	$3.63
April 30	2.50	1.86	7.00	4.78
July 31	5.71	2.55	6.00	1.80
October 31	6.06	4.62	2.55	1.05

     We have never paid cash dividends on our Common Stock. Payment of cash dividends is dependent upon our earnings, capital requirements, overall financial condition and other factors deemed relevant by the Board of Directors. Currently, we are prohibited by our credit facility from paying cash dividends.

     As of December 15, 2003, the latest practicable date for which such information is available, we had 186 shareholders of record. In addition, based upon information received as of December 15, 2003, we have approximately 5,195 shareholders who hold their stock in brokerage accounts.

EQUITY COMPENSATION PLAN INFORMATION

			Number of securities
			remaining available for
	Number or securities to be	Weighted-average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	623,600	$7.61	93,740
Equity compensation plans not approved by security holders	685,400 (1)	$5.86	0
Total	1,309,000	$6.69	93,740

(1)	All of these options were granted as part of an initial compensation package to several different officers upon their hiring. These options generally vested or were earned over periods ranging from one to three years, and are exercisable for a period of ten years from the date of grant or date earned.

ITEM 6. SELECTED FINANCIAL DATA

For the Year Ending October 31,	2003	2002	2001	2000	1999

Results of Operations
Systems sales	$27,550	$27,852	$52,028	$70,231	$17,857
Installation and Service sales	23,339	25,390	33,105	31,220	18,766
Other revenues	1,792	498	921	968	640

Total Revenues	52,681	53,740	86,054	102,419	37,263

Cost of equipment sales	19,622	21,384	36,261	47,480	10,412
Cost of installation and services	16,548	18,803	23,616	21,627	12,206
Cost of other revenues & corporate COGS	2,193	1,956	2,759	2,482	655

Total Cost of Sales	38,363	42,143	62,636	71,589	23,273

Gross Profit	14,318	11,597	23,418	30,830	13,990
Operating expenses	11,210	10,459	16,069	18,452	7,622

Income from operations	3,108	1,138	7,349	12,378	6,368
Interest and other income (expense)	(545)	309	(1,623)	(1,761)	665

Income before taxes	2,563	1,447	5,726	10,617	7,033
Provisions for taxes	1,005	569	2,245	4,156	2,750

Net Income	$1,558	$878	$3,481	$6,461	$4,283

Earnings per share - Basic	$0.16	$0.09	$0.38	$0.77	$0.53
Earnings per share - Diluted	$0.16	$0.09	$0.36	$0.66	$0.46
Weighted Average Common Shares Outstanding	9,828	9,375	9,061	8,350	8,021
Weighted Average Common Share Equivalents	9,960	9,866	9,698	9,792	9,254

As of October 31,	2003	2002	2001	2000	1999

Balance Sheet Data:
Working Capital	$4,204	$8,580	$11,214	$15,145	$8,021
Total Assets	50,673	59,384	67,285	74,149	25,316
Long Term Debt, less current portion	4,030	11,565	14,853	17,983	—
Shareholders’ Equity	34,611	32,521	31,197	25,565	14,551

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement regarding Forward-Looking Statements

     In the following discussion and elsewhere in this report, we make forward-looking statements regarding future events and our future performance and results. These and other forward-looking statements are not guarantees of performance, but rather reflect our current expectations, estimates, and forecasts about the industry and markets in which we operate, and our assumptions and beliefs based upon information currently available to us. Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “targets”, “plans,” “believes,” “intends,” “projects,” “estimates,” and similar words or expressions. These forward-looking statements are subject to risks and uncertainties, which are difficult to predict. Thus, actual results may differ materially and adversely from those expressed in such statements. Factors that might cause or contribute to such different results include, but are not limited to, those discussed below under the heading “Outlook and Risk Factors,” and in our Quarterly Reports on Form 10-Q and other reports filed by us with the Securities & Exchange Commission. Consequently, investors are cautioned to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties. Further, all forward-looking statements are subject to the provisions of the Private Securities Litigation Reform Act of 1995.

Overview

     For the year ending October 31, 2003, we earned net income of $1.6 million or $.16 per diluted share on revenues of $52.7 million. These results reflect an increase in earnings of 77% on relatively flat revenues compared to fiscal 2002. This improvement in earnings reflects increases in the gross margins across all of our revenue streams despite enduring another year of depressed buying activity in the communications equipment sector. As a result of the economic conditions, we continued to execute on short-term tactics designed to carefully manage our costs, maximize operating cash flows, and preserve our technical capabilities for the future. As a result of successfully executing these tactics and improving our gross margins, we were able to dramatically improve our profits and retire $8.9 million of our debt.

     In addition, we initiated limited growth initiatives, the most significant of which was to become a Nortel Networks (“Nortel Networks”) Premium Partner with a nation-wide market reach. By adding the Nortel Networks product line, we have effectively doubled our market potential because Nortel Network’s market share is very similar to that of Avaya Communications’ (“Avaya”) market share. Both Nortel Networks and Avaya have focused their recent research and development investments on converged communications systems that allow voice communications to travel over what were previously data-dedicated networks, and both companies now have deep and rich converged product selections. Approximately 60% of the U.S. market has an installed base of either Nortel Networks or Avaya equipment and has been loyal to their chosen manufacturer for many years. In addition, we believe most of these customers will likely choose to preserve their existing investment as they migrate to the new converged technology. Therefore, in almost all cases, we will offer new Nortel Networks products to existing Nortel Networks customers and offer new Avaya products to existing Avaya customers. In summary, our decision to add the Nortel Networks product line to our product and service offerings was made to extend our market reach. We will not de-emphasize our efforts to sell Avaya equipment and service products in any way.

     We continue to be very optimistic about our long-term prospects. During fiscal 2003, we have improved our efficiencies throughout our operations thereby improving our gross margins; we have slashed and restructured our debt to improve our financial condition and reduce cash flow dedicated to debt reduction; and we have preserved and enhanced our technical competence and continue to maintain our position as a premier integrator of voice and data technologies with nation-wide reach. We believe that we are well-positioned for rapid growth as acceptance of these new products grows and as capital spending returns to historical levels.

     The discussion that follows provides more details regarding the factors and trends which affect our financial results, liquidity, and capital resources in fiscal 2003 when compared to the previous year.

Results of Operations

     Year ending October 31, 2003 compared to October 31, 2002. Net revenues for fiscal 2003 were $52.7 million compared to $53.7 million in fiscal 2002, a 2% decline. Net income for fiscal 2003 was $1.6 million compared to $.9 million in fiscal 2002, a 77% increase. Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2003.

     Systems Sales. Sales of systems and equipment were $27.5 million in fiscal 2003 compared to $27.9 million in fiscal 2002, a 1% decrease. These results reflect the static market conditions experienced during fiscal 2003 as customers continued to defer most of their buying decisions. In the early portion of fiscal 2003, we experienced a spike in new orders, indicating that the market for our products was prepared to return to historical levels of growth. However, order rates quickly returned to fiscal 2002 levels as a high degree of pessimism returned to the overall economy reflecting concerns about the Iraq war and future business profits. As we enter fiscal 2004, we have received three large orders for new equipment, each totaling more than $1 million. However, except for these orders, we have not seen a change in order rates for new equipment from the levels experienced in fiscal 2003. As discussed above, we have added the Nortel Networks product line to our product and service offering to expand our market penetration. We expect to start receiving orders of Nortel Networks equipment during the first quarter, with order rates reaching meaningful levels mid-year.

     Nearly all of the new systems sold during fiscal 2003 were combination traditional and converged (“IP-enabled”) systems or were full converged IP systems, reflecting the fact that the market is accepting the new technology that has been developed and is beginning to see economic benefits associated with it. We fully expect this trend to continue. However, we cannot predict at this time when macroeconomic factors will improve sufficiently for capital spending in our market to return to historical growth rates.

     Installation and Service Revenues. Revenues earned from installation and service related activities were $23.3 million, an 8% decrease from fiscal 2002. This decrease was due primarily to lower discretionary spending by customers on “time and materials” work. The decrease also reflects a slow-down in our Microsoft consulting business. Most of our customers have focused very heavily on cost controls during the current economic downturn and, as a result, consistently defer all service work that is not essential. Also, because most companies are not increasing their employee base, they are not spending money on expansions of their systems, movement of employees, etc., all of which generate service revenues for us.

     Our service revenues include three other sources in addition to “time and materials” revenues: installation revenues, contract revenues and professional services revenues. Installation revenues were flat in fiscal 2003 compared to the prior year. This result was expected given the relatively stable level of systems sales, which is the primary driver of installation revenues. Contract revenues in fiscal 2003 were also consistent with fiscal 2002 levels. This revenue stream continues to be derived primarily from our lodging business, which did not expand during fiscal 2003. To date, our efforts to build a similar base of recurring revenues from our commercial customers has been hampered because Avaya vigorously restricts our ability to compete with them for service contracts, but instead pays us a commission for selling their contracts. Nortel Networks, on the other hand, does not maintain a service department and expects dealers like us to maintain customer systems. We believe that over time we will be able to build a base of recurring revenues from Nortel Networks customers similar to the base of revenues that we have enjoyed from our lodging business. Finally, we derive service revenues from our PSO which provides sales support, complex implementation services, and operating systems consulting for our customers. The consulting portion of our business declined slightly during fiscal 2003 as customers continued to limit their discretionary spending in this area.

     Gross Margins. Gross margins were 27.2% in fiscal 2003 compared to 21.6% in fiscal 2002. This increase reflected increases in the gross margins of all our revenue sources.

     Gross margins on systems sales were 28.8% in fiscal 2003 compared to 23.2% in fiscal 2002. A portion of this increase relates to an adjustment we made during fiscal 2002 to the reserve for inventory obsolescence. During the third quarter of fiscal 2002, we increased the inventory reserve and systems cost of goods sold by $775,000. Without this adjustment, our gross margins on systems sales in fiscal 2002 would have been 26.0%. The remainder of the improvement in systems sales reflects improvements in sales quoting processes installed during the year. By establishing procedures to focus more closely on gross margins prior to finalizing the order and by more aggressively seeking price support from the manufacturer, we were able to significantly improve our margins on systems sales. While we believe that these improvements can be sustained, the gross margins earned on our systems sales remains highly volatile. The factors affecting our gross margins on systems sales include the following: 1) we sell a wide variety of products, some of which generate gross margins in excess of 50% and some of which earn gross margins of less than 20%; 2) we sell to several different customer sets, some of which have pre-negotiated contracts with Avaya which result in lower margins for us; and 3) as a distributor, we receive various forms of financial incentives from our suppliers and from Avaya which can vary based on special promotions, product-types purchased, the end-user customer, seasonality, etc. All of these factors contribute to the unpredictability of our systems gross margins.

     The gross margins earned on installation and service revenues was 29.1% in fiscal 2003 compared to 25.9% in fiscal 2002. This increase was primarily due to improvements surrounding our commercial installation cost structure and processes. Despite the fact that installation revenues declined in association with a drop in systems sales, and that a portion of the costs associated with installation activities is fixed payroll-related expenses, we were still able to improve the gross margins on installations during the year by further consolidation and integration of installation related activities. Also, the margins earned by our National Service Center improved slightly in fiscal 2003, reflecting additional cost controls deployed during the year.

     A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold expenses. Other revenues represent sales and cost of goods sold on equipment outside our normal provisioning processes and commissions earned on the sale of manufacturer service contracts. Corporate cost of goods sold represents the cost of our material logistics and purchasing functions. Corporate cost of goods sold declined 8% in fiscal 2003 compared to fiscal 2002.

     Operating Expenses. Operating expenses were $11.2 million or 21.3% of revenues in fiscal 2003 compared to $10.5 million or 19.4% of revenues in fiscal 2002. In fiscal 2002, we recorded an adjustment to decrease the reserve for bad debts by $700,000 which resulted in a reduction in bad debt expense. Without this adjustment, fiscal 2002 operating expenses would have been 20.8% of revenues. The remainder of the increase in operating expenses as a percentage of revenues was related to the loss of certain marketing reimbursement programs from Avaya. Avaya replaced these programs with a different incentive system that we participated in, but the contributions received under the new incentive system only partially offset the loss of cost reimbursements under the previous program.

     Since April of 2001, we have managed our operating expenses primarily by closely monitoring and managing our headcount and by implementing tight controls over discretionary expenditures. In fiscal 2003, we continued this course except for a few strategic investments in sales resources related to our mid-market initiative. Also, in the fourth quarter of fiscal 2003, we began making a few investments in technical and sales resources related to our Nortel Networks initiative. In both cases, these investments were partially funded by the manufacturers under specified cost reimbursement programs. We expect to continue this cautious course of action for the foreseeable future.

     Interest and Other Income. Interest expense consists of interest paid or accrued on our credit facility. Interest expense declined in fiscal 2003 by $413,000, reflecting lower average debt levels and lower interest rates. Also, during fiscal 2003, we capitalized interest costs of approximately $337,000 related to our Oracle implementation project compared to approximately $277,000 in fiscal 2002. During fiscal 2003, we reduced our overall bank debt by $8.9 million through cash on hand and funds generated from operations.

     Net other expense in fiscal 2003 was approximately $71,000 compared to net other income of approximately $1.2 million last year. Fiscal 2002’s results include income from the partial reversal of an acquisition-related accrual set up during fiscal 2000 and interest income earned from sales-type leases. The amount of the non-recurring accrual reversal recorded to other income was $826,000. We set up this accrual as part of the purchase of UST in November, 1999 to reflect the fact that we were inheriting an aggressive tax position taken by UST. At the time of the acquisition, we chose to accrue for the potential losses to be incurred if the tax position was overturned. After consultation with our financial and tax advisors and having monitored this matter since the time of the acquisition, we believed it was appropriate to reduce the accrual and did so last year. There was no such entry made in fiscal 2003.

     Tax Expense. We have recorded a combined federal and state tax provision of 39% in all years presented. This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

     Operating Margins. Our net income as a percent of revenues in fiscal 2003 was 3.0% compared to 1.6% last year. This increase reflects higher gross margins earned in fiscal 2003 while holding operating expenses relatively constant. We believe that our current business model would support a target operating margin of 8%. However, we will have to realize sustained growth in our revenues, primarily through increased sales of systems to commercial customers, and hold our gross margins to reach this target.

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

     Systems Sales. Sales of systems and equipment were $27.9 million in fiscal 2002, a 46% decrease from fiscal 2001. This decrease consisted of a decrease in systems sales to commercial customers of $20.2 million or 48% and a decrease in systems sales to lodging customers of $4 million or 40%. These decreases reflect the market conditions present during fiscal 2002 in which customers severely curtailed capital spending on telecommunications related equipment. These decisions by customers reflected an unusually high degree of pessimism regarding the overall economy in fiscal 2002, as customers perceived the need to use their available capital cautiously until a clear economic recovery is underway.

     Installation and Service Revenues. Revenues earned from installation and service related activities (i.e., installation, contracts, MACs (moves, adds and changes), and consulting) were $25.4 million in fiscal 2002, a 23% decrease from fiscal 2001. Installation revenues, which are derived primarily from sales of new systems, decreased 55% in fiscal 2002 compared to the prior year. Contract revenues, which have been a relatively stable source of profitability and cash flows, increased 1% in fiscal 2002 compared to fiscal 2001. These consistent revenues were the key to our remaining profitable during the market downturn. MAC revenues decreased 40% in fiscal 2002 as customers deferred minor upgrades, expansions, and preventative maintenance projects during the down business cycle. Consulting revenues increased 65% in fiscal 2002 reflecting our increased emphasis on providing professional services to customers as well as the increase in complex implementations completed.

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

     The decline in gross margins earned on services revenues is directly related to the decline in sales of systems, which as discussed above, is the primary driver of the installation and professional services components of our services revenues. A significant portion of our services costs of sales are relatively fixed headcount-related expenses such as wages, benefits, payroll taxes, etc. Therefore, as our installation revenues declined, our margins on this component of our services revenues suffered in direct proportion.

     Operating Expenses. Operating expenses were $10.5 million or 19.4% of revenues in fiscal 2002 compared to $16.1 million or 18.7% of revenues in fiscal 2001. The decrease in operating expenses reflected: 1) cost reductions totaling approximately $2.3 million produced primarily by reduced headcount, salary reductions for officers and directors, and reduced marketing expenditures to adjust to our declining revenue base, 2) reduced commission expense of $1.2 million reflecting the decrease in gross profits, 3) a non-recurring adjustment to decrease the reserve for bad debts of $700,000, and 4) reduced amortization expense of $1.4 million due to our adoption as of November 1, 2001 of Statement of Financial Accounting Standard No. 142 (“SFAS 142”) regarding the accounting for intangible assets and goodwill.

     Interest and Other Income. Interest expense, which consists of interest paid or accrued on our credit facility, declined in fiscal 2002 by $1.2 million, reflecting lower average debt levels. Also during fiscal 2002, we capitalized interest costs of $277,000 related to our Oracle implementation project compared to $131,000 in fiscal 2001. During fiscal 2002, we reduced our overall bank debt by $9.6 million through funds generated from operations. Net other income earned in fiscal 2002 represented the partial reversal of an acquisition related accrual set up during fiscal 2000 as part of the purchase of U.S. Technologies, Inc. in November, 1999 to reflect the fact that we were inheriting an aggressive tax position taken by UST, and interest income earned from sales-type leases. The amount of the non-recurring accrual reversal recorded to other income was $826,000.

     Tax Expense. We recorded a combined federal and state tax provision of 39% in all years presented. This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

     Operating Margins. Our net income as a percent of revenues in fiscal 2002 was 1.6% compared to 4% in fiscal 2001. This decline primarily reflected lower gross margins earned in fiscal 2002 as discussed above.

Liquidity and Capital Resources

     During fiscal 2003, we made significant strides in improving our financial condition and balance sheet structure. Specifically, we earned $8.0 million from operations, which we combined with existing cash balances to reduce our bank debt by $8.9 million, and we restructured our credit facility more appropriately to our balance sheet.

     We generated these strong cash flows from operations from the following sources: earnings and non-cash charges of $2.9 million, reduction in accounts receivable of $3.9 million, reductions in inventories of $1.9 million, and decreases in prepaid taxes of $1.2 million. These sources of cash flows were partially offset by $2.2 million in reductions in accounts payable, yielding total cash flows from operations of $8.2 million. We used cash flows plus beginning cash balances of $2.0 million to reduce our bank debt by $8.9 million and to make $1.0 million capital investments, primarily related to the implementation of our Oracle enterprise resource system. This system is expected to be fully implemented during fiscal 2004.

     We completed fiscal 2003 with only $5.2 million in term and mortgage debt outstanding, a reduction of nearly $20 million in three years despite the severe economic conditions that we have battled during this time. Also at the end of the year, we completed a restructuring of our credit facility with a new bank. The structure of the new credit facility is similar to the previous agreement, but on more favorable terms. The facility contains three pieces: 1) a Term Loan of $3.0 million amortizing over 36 months due September 30, 2006, 2) a Mortgage Loan of $2.2 million amortizing over 13 years due September 30, 2006, and 3) a $7.5 million working capital revolver supported by accounts receivable and inventories, which matures on September 29, 2004. The Company had approximately $5.2 million available under the revolving line of credit at October 31, 2003.

     By re-amortizing the Term Loan over a new 36-month period, we have reduced our per-quarter cash flow previously committed to debt reduction by over $500,000 and have shifted approximately $2.1 million out of current maturities to long-term debt, significantly improving our working capital position and current ratio. In addition, our financial covenants have been reset to reflect our current financial position and earnings levels. The financial covenants are common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization “(EBITDA”), limitations on capital spending, and debt service coverage requirements. With these changes in place, we believe that our financial condition is greatly improved and we are well-positioned to be able to support rapid increases in the demand for working capital should our business expand.

     In addition to the available capacity under our working capital line of credit, we believe we have access to a variety of capital sources such as additional bank debt, private placements of subordinated debt, and public or private sales of additional equity. However, there are currently no plans to issue such securities.

     The table below presents our contractual obligations at October 31, 2003 as well as payment obligations over the next five years:

		Payments due by period

		Less than	2 - 3	4 - 5	More than
	Total	1 year	years	years	5 years

Contractual Obligations
Long-term debt	$5,239,383	$1,209,645	$4,029,738	$—	$—
Operating leases	$416,387	271,728	126,302	18,357	—
Total	$5,655,770	$1,481,373	$4,156,040	$18,357	$—

Recent Accounting Pronouncements

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123” (“SFAS 148”). This statement provides alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Presently, we account for stock-based employee compensation under an alternative to the fair-value method allowed by SFAS 123. Under this alternative method, we are only required to disclose the impact of issued stock options as if the expense had been recorded in the financial statements.

     In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. The adoption of SFAS 149 is not expected to have a material impact on our operating results, financial position, or cash flows.

     SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) was issued in May 2003. This Statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. It requires that many financial instruments previously classified as equity now be classified as a liability (or an asset in some circumstances). These financial instruments are as follows: A financial instrument issued in the form of shares that is mandatorily redeemable — that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur; a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets; a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following: a) a fixed monetary amount known at inception, for example, a payable settleable with a variable number of equity shares; b) variations in something other than the fair value of equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of equity shares; c) variations inversely related to changes in the fair value of equity shares, for example, a written put option that could be net share settled. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on our operating results, financial position, or cash flows.

     We elected to early adopt SFAS 142, “Goodwill and Other Intangible Assets” on November 1, 2001. Under SFAS 142, goodwill recorded as a part of a business combination is no longer amortized, but instead will be subject to at least an annual assessment for impairment by applying a fair-value-based test. As required by the new standard, we conducted an initial fair-value-based goodwill impairment test to determine if the carrying value of the goodwill on their balance sheet is impaired. To assist us in our initial fair-value assessment, we engaged an independent valuation consultant. The results of our assessment indicated that no impairment existed in the value of recorded goodwill on our books as of November 1, 2001. Additional impairment tests have been conducted by us shortly after the close of our fiscal year on both October 31, 2003 and 2002. The results of each of these appraisals indicated that the fair value of our reporting units in which goodwill is associated was higher than their respective carrying values on the balance sheet. Therefore no impairment loss was recognized. An annual impairment test will be conducted in future periods shortly after the close of our fiscal year. The adoption of SFAS 142 resulted in a reduction to our amortization expense of approximately $1.6 million per year.

     The goodwill for tax purposes associated with the acquisition of UST exceeded the goodwill recorded on the financial statements by $1,462,000. We are reducing the goodwill recorded on the financial statements for the tax effect and the “tax-on-tax” effect of the $1,462,000 basis difference over a 15-year period. Accrued income taxes and deferred tax liabilities are being reduced as well. We reduced the carrying value of goodwill by $55,576 and $162,094 for the impact of the basis difference for the years ended October 31, 2003 and 2002, respectively.

Application of Critical Accounting Policies

     Our financial statements are prepared based on the application of generally accepted accounting principles in the U.S. These accounting principles require us to exercise significant judgment about future events that affect the amounts reported throughout our financial statements. Actual events could unfold quite differently than our previous judgments had predicted. Therefore the estimates and assumptions inherent in the financial statements included in this report could be materially different once those actual events are known. We believe the following policies may involve a higher degree of judgment and complexity in their application and represent critical accounting policies used in the preparation of our financial statements. If different assumptions or estimates were used, our financial statements could be materially different from those included in this report.

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

     Collectibility of Accounts Receivable. We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet. To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems. From this analysis, we record an estimated allowance for receivables which we believe will ultimately become uncollectible. Late in fiscal 2002, we reduced our estimated allowance for bad debts by $700,000 because of better than expected collection results. There was no such adjustment made during fiscal 2003. We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

     Realizability of Inventory Values. We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market. These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values. We maintain a significant inventory of used and refurbished parts for which these assessments require a high degree of judgment. In the second half of fiscal 2002, we recorded increases to our provision for excess and obsolete inventories of approximately $962,000 reflecting our judgment that our provision was understated at that time. This amount was recorded as an increase to systems cost of goods sold. While there were additions to the reserve and write-offs of worthless items in fiscal 2003, there was not a similarly large adjustment made as in fiscal 2002.

     Goodwill and Other Long-lived Assets. We have a significant amount of goodwill on our balance sheet resulting from the acquisitions made in fiscal 2000 and 2001. As required by generally accepted accounting principles, we conduct an annual goodwill impairment review immediately after the completion of the fiscal year to determine the fair value of our reporting units. In fiscal years 2002 and 2001, we engaged an independent valuation consultant to assist us in this review. The results of management’s assessment indicated that no impairment existed in the value of recorded goodwill on our books as of November 1, 2001 or October 31, 2002. To make this assessment in fiscal 2003, we prepared a long-term forecast of the operating results and cash flows associated with the major reporting units of our business. We prepared this forecast in order to determine the net discounted cash flows associated with each of these units. We then compared the value of the discounted cash flows, less bank debt, to the book value of each of those units. Based on our work in this area, we determined that the fair value, based on the discounted cash flows, was greater than our carrying value and therefore no impairment has occurred. There is a great deal of judgment involved in making this assessment including the growth rates of our various business lines, gross margins, operating margins, discount rates, and the capital expenditures needed to support the projected growth in revenues.

     We have recorded property, equipment, and capitalized software costs at historical cost less accumulated depreciation or amortization. The determination of useful economic lives and whether or not these assets are impaired involves significant judgment.

     Accruals for Contractual Obligations and Contingent Liabilities. On products manufactured or installed by us, we have varying degrees of warranty obligations. We use historical trends and make other judgments to estimate our liability for such obligations. We also must record estimated liabilities for many forms of federal, state, and local taxes. Our ultimate liability for these taxes depends upon a number of factors including the interpretation of statutes and the mix of our taxable income between higher and lower taxing jurisdictions. In addition, from time-to-time we are a party to threatened litigation or actual litigation in the normal course of business. In such cases, we evaluate our potential liability, if any, and determine if an estimate of that liability should be recorded in our financial statements. Estimating both the probability of our liability and the potential amount of the liability are highly subjective exercises and are evaluated frequently as the underlying circumstances change.

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

     Our business is directly affected by capital spending on technology equipment in the U.S. Since April 2001, the U.S. economy has been weak and most companies have significantly curtailed or even frozen their capital spending in general, and communications equipment in particular. It is likely that our operating profits will not improve dramatically until this macroeconomic trend also improves.

In the short-term, our business remains heavily dependent upon Avaya, our primary supplier of communications equipment for resale. Also, our long-term strategy includes continued commitment to the Avaya product line.

     Although we have recently added Nortel Networks equipment to our product line, we do not expect sales of Nortel Networks products and services to be a material portion of our revenues until late fiscal 2004. Consequently, in the near term, our financial results will continue to be heavily dependent upon the quality and reputation of Avaya’s products. As such, our success in this market will continue to depend heavily upon Avaya’s ability to develop its products on a timely basis and compete effectively with other manufacturers’ products in this market. From a longer-term perspective, we expect the Avaya product line to always be a material part of our business and we have no plans to diminish our Avaya related efforts in any way. Therefore, we expect to always be dependent to some degree on Avaya as a significant supplier of the equipment that we resell.

Avaya frequently changes the incentive programs offered to their business partners. Such changes had a detrimental effect on our fiscal 2003 results and could do so again in the future.

     Avaya, like many major manufacturers, provides various financial incentive programs to support the advertising and sale of its products. We receive substantial rebates through these common incentive programs to offset both costs of goods sold and selling expenses. We also receive commissions from Avaya to sell their maintenance contracts. These amounts are material to our operating results. Avaya has changed several of these programs in fiscal 2003. As a result of these changes, we received less incentive compensation in fiscal 2003 than we did in fiscal 2002. Avaya may change the incentive programs again in fiscal 2004 or we may not qualify for incentives at the same level in fiscal 2004 as we did in fiscal 2003. It is possible that such changes could have a material, adverse impact on our operating results.

If Avaya chose to reduce or eliminate its “Business Partner” program, our revenues would likely be significantly lower.

     Revenues earned from customers in which we “partner” with Avaya through its “Business Partner” program (see “Marketing” under ITEM 1. BUSINESS, above) are a significant portion of our overall revenues. Therefore, our near-term financial results are dependent upon Avaya continuing this program, and upon our ability to maintain our status with Avaya as one of a few favored Business Partners.

We are investing significant resources to add Nortel Networks products and services to our product line and our efforts may not produce satisfactory results. Our current Nortel Networks expertise is isolated in a few individuals.

     To extend our market reach and diversify our reliance on Avaya, we have added the Nortel Networks product line to our business. We are investing significant resources in the hiring and training of personnel to sell, design, install and maintain Nortel Networks products. While we believe that revenues derived from the sale of Nortel Networks systems and services will be a material part of our operating results in the future, it may take longer than we expect or this effort may not be successful at all. Furthermore, our current expertise in Nortel Networks products is concentrated in a few individuals, the loss of any of which could result in a significant setback in our ability to grow our Nortel Networks business.

The introduction of new products could result in reduced revenues, reduced gross margins, reduced customer satisfaction, and longer collection periods.

     We are selling a variety of new, highly complex products that incorporate leading-edge technology, including both hardware and software. The early versions of these products, which we are selling currently, can contain software “bugs” and other defects that can cause the products to not function as intended. We will likely be dependent upon Avaya to fix these problems as they occur. An inability of Avaya to correct these problems quickly could result in damage to our reputation, reduced revenues, reduced customer satisfaction, and delays in payments from customers for products purchased.

We are connecting our products to our customers’ computer networks and problems with the implementation of these products could cause disruption to our customers’ entire operations.

     Unlike traditional, stand-alone voice systems, our new products typically are connected to our customers’ existing local and wide area networks. While we believe the risk of our products disrupting other traffic or operations on these networks is low, these products are new and unforeseen problems may occur, which could cause significant disruption to our customers’ operations. These disruptions, in turn, could result in reduced customer satisfaction, delays in payments from customers for products purchased, damage to our reputation, and even reduced revenues.

We expect our gross margins to vary over time.

     Our gross margins are impacted by a variety of factors, including changes in customer and product mix, increased price competition, changes in vendor incentive programs, and changes in shipment volume. We expect these factors to cause our gross margins to be inconsistent as we make quarter-to-quarter and year-to-year comparisons.

If our dealer agreements with the original equipment manufacturers are terminated prematurely or unexpectedly, our business could be adversely affected.

     We sell communications systems under dealer agreements with Avaya, Inc., Hitachi Telecom, (USA), Inc., and Nortel Networks. We are a major dealer for Avaya and Hitachi and consider our relationship with both to be good. Nevertheless, if our strategic relationship with these manufacturers were to be terminated prematurely or unexpectedly, our operating results would be adversely impacted. Furthermore, these agreements require that we meet certain volume commitments to earn the pricing structure provided in the dealer agreements. Failure to meet these requirements could cause material, adverse consequences to our gross margins and overall operating results.

We are dependent upon a few suppliers.

     Our growth and ability to meet customer demand also depends in part on our capability to obtain timely deliveries of parts from suppliers. Both Avaya and Nortel Networks utilize a two-tier distribution model in which a few third party companies (super distributors) distribute their products to their respective dealer communities. In the case of one such distributor, they distribute both Avaya and Nortel Networks products. The limited amount of distribution available for each of these product lines increases our risks of interruptions in the supply of products in the future.

The success of our business depends significantly upon our ability to retain and recruit highly skilled personnel.

     Our ability to attract, train, motivate and retain highly skilled and qualified technical and sales personnel is critical to our success. Competition for such employees in the rapidly changing telecommunications industry is typically intense, although the current economic conditions have temporarily eased some of this pressure. As we have transformed our company into an integrated communications solutions provider, we have invested heavily the in the hiring and training of personnel to sell and service our new products and service offerings. If we are unable to retain our skilled employees or to hire additional qualified personnel as needed, it could adversely impact our ability to implement our strategies efficiently and effectively.

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

We might have to record a significant goodwill impairment loss in the event our business were to suffer a severe decline.

     Under SFAS 142, we are required to evaluate the fair value of each of our reporting units annually and determine if the fair value is less than the carrying value of those reporting units, and if so, an impairment loss is recorded in our statement of operations. The determination of fair value is a highly subjective exercise and can produce very different results based on the assumptions used and methodologies employed. It is likely that if our financial results were to decline substantially and if macroeconomic conditions eroded, we would have to record a non-cash impairment loss in our statement of operations. The amount of such impairment is impossible to predict, but would likely be very material to our operating results and could represent a significant portion of our shareholders’ equity.

The successful completion of the upgrade to our technology infrastructure and information systems is critical to our ability to effectively and efficiently operate our business in the future. Also, implementation of the system will significantly increase our depreciation expense.

     Our success in navigating the current market will depend heavily upon our ability to assemble the necessary information to make informed decisions and implement those decisions quickly and effectively. For the past 30 months, we have been working on a major upgrade to our technology infrastructure and information systems. This upgrade will result in a consolidation from four critical legacy systems to one. Due to constraints that we have imposed on capital spending, we have purposely slowed down the development of this system. Furthermore, at our current revenue and activity levels, conversion to this new system is not critical to our near-term success. However, we believe it is prudent to proceed with the conversion while our revenues are at these lower levels in anticipation of future growth. While we are taking great care to properly plan this implementation and to test the solution fully prior to the conversion, there can be no guarantees given that the conversion will not disrupt our operations. In addition, at the time we place the new information system into service, we will begin depreciating our investment in the system. This depreciation will result in a pre-tax, non-cash charge to our earnings of approximately $240,000 per quarter based on the $6.7 million currently invested in this project.

Our targeted operating margins of 8% may not be achievable.

     We believe that our current business model would support a target operating margin of 8%. This target assumes that we can: 1) generate significantly higher revenues; 2) maintain our gross margins; and 3) operate our material logistics and general and administrative functions at about the same levels as we currently do. These assumptions are not tested through past experience operating in the commercial sector of our market and may not be achievable.

Our stock price may continue to be volatile.

     Historically, our stock is not widely followed by investment analysts and is subject to price and volume trading volatility. This volatility is sometimes tied to overall market conditions and may or may not reflect our financial performance. It is likely that this volatility will continue.

Our business is subject to the risks of tornadoes and other natural catastrophic events and to interruptions caused by manmade problems such as computer viruses or terrorism.

     Our corporate headquarters and NSC is located in northeastern Oklahoma, a region known to be part of “tornado alley”. A significant natural disaster, such as a tornado, could have a material adverse impact on our business, operating results, and financial condition. In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could also cause a material adverse impact on our business, operating results, and financial condition. In addition, acts of war or acts of terrorism could have a material adverse impact on our business, operating results, and financial condition. The continued threat of terrorism and heightened security and military response to this threat, or any future acts of terrorism, may cause further disruption to our economy and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

We may be subject to infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling certain products and services.

     Third parties, including customers, may assert claims or initiate legal action against our manufacturers, suppliers, customers or us, alleging that the products we sell infringe on another’s proprietary rights. Regardless of the merit of a claim, these types of claims can be time-consuming, result in costly litigation, or require us to enter into costly license agreements. In some instances, a successful claim could prevent us from selling a particular product or service. We have not conducted patent searches on the third party products we distribute, to independently determine whether they infringe upon another’s proprietary rights; nor would it be practical or cost effective for us to do so. Rather, we rely on infringement indemnities given to us by the manufacturers of the equipment we distribute. However, because these indemnities are not absolute and in some instances have limits of coverage, no assurance can be given that in the event of an infringement claim, our indemnification by the equipment manufacturer will be adequate to hold us harmless or that we will even be entitled to indemnification by the equipment manufacturer.

     If any infringement or other intellectual property claim is brought against us and is successful, whether it is based upon a third party manufacturer’s equipment that we distribute, or upon our own proprietary products, our business, operating results and financial condition could be materially and adversely affected.

We are subject to a variety of other general risks and uncertainties inherent in doing business.

     In addition to the specific factors discussed above, we are subject to certain risks that are inherent in doing business, such as general industry and market conditions and growth rates, general economic and political conditions, costs of obtaining insurance, unexpected death of key employees, changes in employment laws and regulations, changes in tax laws and regulations, and other events that can impact revenues and the cost of doing business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to our operations result primarily from changes in interest rates. We did not use derivative financial instruments for speculative or trading purposes during the 2003 fiscal year.

     Interest Rate Risk. We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt. Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (1.12% at October 31, 2003) plus 1.25 to 2.75% or the bank’s prime rate (4.0% at October 31, 2003) less 0.0% to 1.125%. In an effort to manage the risk associated with variable interest rates, in November 2001 we entered into interest rate swaps to hedge the variability of cash flows associated with variable rate interest payments, on amortizing notional amounts of $10.0 million. At October 31, 2003, the notional amount included under the interest rate swap was $6.2 million. The “pay fixed rates” under the swap agreements are 3.32%. The “receive floating rates” for the swap agreements are “1-month” LIBOR, resetting monthly. The interest rate swaps expire in November 2004. Variable rate debt outstanding at October 31, 2003, net of the swap agreements was $5.2 million. A hypothetical 10% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
XETA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of XETA Technologies, Inc. (an Oklahoma corporation) and subsidiaries as of October 31, 2003 and 2002 and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of XETA Technologies, Inc. and subsidiaries for the year ended October 31, 2001, were audited by other auditors, who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated December 11, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XETA Technologies, Inc. and subsidiaries as of October 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed above, the consolidated financial statements of XETA Technologies, Inc. and subsidiaries for the year ended October 31, 2001, were audited by other auditors, who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of November 1, 2001. Our audit procedures with respect to the disclosures in Note 1 for 2001 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in that year related to goodwill, to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and the matter discussed in the following paragraph and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

As discussed above, the consolidated financial statements of XETA Technologies, Inc. and subsidiaries for the year ended October 31, 2001, were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and

Disclosures, which was adopted by the Company Partnership for the year ended October 31, 2003. Our audit procedures with respect to the disclosures in Note 1 for 2001 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing compensation expense recognized in that year under APB No. 25, Accounting for Stock Issued to Employees and the pro forma compensation expense under Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, to the Partnership’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and the matters discussed in the previous paragraph and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
December 5, 2003

          The following audit report of Arthur Andersen LLP, our former independent public accountants, is a copy of the original report dated December 11, 2001 rendered by Arthur Andersen LLP on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2001. This audit report has not been reissued by Arthur Andersen LLP since December 11, 2001 nor has Arthur Andersen LLP provided a consent to the inclusion of its report in this Form 10-K. We are including this copy of the Arthur Andersen LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

Report of Independent Public Accountants

To XETA Technologies, Inc.:

          We have audited the accompanying consolidated balance sheets of XETA Technologies, Inc. (formerly XETA Corporation, an Oklahoma corporation) and subsidiaries as of October 31, 2001 and 2000, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          ARTHUR ANDERSEN LLP

Tulsa, Oklahoma
December 11, 2001

XETA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS

	October 31, 2003	October 31, 2002

ASSETS
Current Assets:
Cash and cash equivalents	$291,118	$1,966,734
Current portion of net investment in sales-type leases and other receivables	979,255	1,015,096
Trade accounts receivable, net	5,794,949	9,478,706
Inventories, net	5,614,902	7,801,781
Deferred tax asset, net	885,752	592,643
Prepaid taxes	—	1,195,539
Prepaid expenses and other assets	322,699	165,657

Total current assets	13,888,675	22,216,156

Noncurrent Assets:
Goodwill, net of accumulated amortization prior to adoption of SFAS 142	25,726,886	25,782,462
Net investment in sales-type leases, less current portion above	419,800	519,270
Property, plant & equipment, net	10,466,824	10,457,718
Capitalized software production costs, net of accumulated amortization of $1,233,066 and $1,053,066	57,955	237,955
Other assets	112,528	170,424

Total noncurrent assets	36,783,993	37,167,829

Total assets	$50,672,668	$59,383,985

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$1,209,645	$3,288,337
Revolving line of credit	719,073	—
Accounts payable	3,928,878	6,119,135
Unearned service revenue	1,620,323	2,078,741
Accrued liabilities	1,869,024	1,968,771
Accrued taxes	58,134	—
Other liabilities	279,250	181,501

Total current liabilities	9,684,327	13,636,485

Noncurrent Liabilities:
Long-term debt, less current portion above	4,029,738	11,565,012
Deferred tax liability, net	1,973,575	1,186,680
Unearned service revenue	229,910	233,859
Other liabilities	144,101	240,955

	6,377,324	13,226,506

Contingencies
Shareholders’ Equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,021,740 and 10,721,740 issued at October 31, 2003 and 2002, respectively	11,021	10,721
Paid-in capital	12,681,681	12,193,029
Retained earnings	24,229,820	22,672,256
Accumulated other comprehensive loss	(66,846)	(110,353)
Less treasury stock, at cost	(2,244,659)	(2,244,659)

Total shareholders’ equity	34,611,017	32,520,994

Total liabilities and shareholders’ equity	$50,672,668	$59,383,985

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended October 31,
	2003	2002	2001

Systems sales	$27,549,876	$27,852,358	$52,027,695
Installation and service revenues	23,338,915	25,390,142	33,105,152
Other revenues	1,792,512	497,778	921,182

Net sales and service revenues	52,681,303	53,740,278	86,054,029

Cost of systems sales	19,621,591	21,383,502	36,260,942
Installation and services costs	16,548,392	18,803,143	23,616,074
Cost of other revenues & corporate COGS	2,192,967	1,956,071	2,758,651

Total cost of sales and service	38,362,950	42,142,716	62,635,667

Gross profit	14,318,353	11,597,562	23,418,362

Operating expenses:
Selling, general and administrative	11,030,671	10,279,299	14,459,740
Amortization	180,000	180,000	1,609,466

Total operating expenses	11,210,671	10,459,299	16,069,206

Income from operations	3,107,682	1,138,263	7,349,156
Interest expense	(473,979)	(887,274)	(2,095,331)
Interest income and other income (expense)	(71,139)	1,196,250	471,812

Subtotal	(545,118)	308,976	(1,623,519)

Income before provision for income taxes	2,562,564	1,447,239	5,725,637
Provision for income taxes	1,005,000	569,000	2,245,000

Net income	$1,557,564	$878,239	$3,480,637

Earnings per share
Basic	$0.16	$0.09	$0.38

Diluted	$0.16	$0.09	$0.36

Weighted average shares - Basic	9,827,884	9,375,336	9,061,105

Weighted average shares - Diluted	9,960,098	9,866,162	9,698,048

The accompanying notes are an integral part of these consolidated statements.

XETA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock

	Shares Issued	Par Value	Shares	Amount

Balance-October 31, 2000	9,662,736	$9,662	1,018,788	$(2,244,659)
Stock options exercised $.001 par value	594,004	594	—	—
Tax benefit of stock options	—	—	—	—
Net Income	—	—	—	—

Balance-October 31, 2001	10,256,740	10,256	1,018,788	(2,244,659)
Stock options exercised $.001 par value	465,000	465	—	—
Tax benefit of stock options	—	—	—	—
Components of comprehensive income:
Net income	—	—	—	—
Unrealized gain/loss on hedge, net of tax of $71,148	—	—	—	—
Total comprehensive income

Balance-October 31, 2002	10,721,740	10,721	1,018,788	(2,244,659)
Stock options exercised $.001 par value	300,000	300	—	—
Tax benefit of stock options	—	—	—	—
Components of comprehensive income:
Net income	—	—	—	—
Unrealized gain on hedge, net of tax of $28,050	—	—	—	—
Total comprehensive income

Balance-October 31, 2003	11,021,740	$11,021	1,018,788	$(2,244,659)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Comprehensive	Retained
	Paid-in Capital	Loss	Earnings	Total

Balance-October 31, 2000	$9,486,776	$—	$18,313,380	$25,565,159
Stock options exercised $.001 par value	369,169	—	—	369,763
Tax benefit of stock options	1,781,867	—	—	1,781,867
Net Income	—	—	3,480,637	3,480,637

Balance-October 31, 2001	11,637,812	—	21,794,017	31,197,426
Stock options exercised $.001 par value	115,785	—	—	116,250
Tax benefit of stock options	439,432	—	—	439,432
Components of comprehensive income:
Net income	—	—	878,239	878,239
Unrealized gain/loss on hedge, net of tax of $71,148	—	(110,353)	—	(110,353)

Total comprehensive income				767,886

Balance-October 31, 2002	12,193,029	(110,353)	22,672,256	32,520,994
Stock options exercised $.001 par value	74,700	—	—	75,000
Tax benefit of stock options	413,952	—	—	413,952
Components of comprehensive income:
Net income	—	—	1,557,564	1,557,564
Unrealized gain on hedge, net of tax of $28,050	—	43,507	—	43,507

Total comprehensive income				1,601,071

Balance-October 31, 2003	$12,681,681	$(66,846)	$24,229,820	$34,611,017

XETA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended October 31,
	2003	2002	2001

Cash flows from operating activities:
Net income	$1,557,564	$878,239	$3,480,637

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	971,499	1,167,226	1,004,518
Amortization	180,000	180,000	1,609,466
Loss on sale of assets	48,521	47,373	10,693
Provision for (reversal of) returns & doubtful accounts receivable	(45,907)	(748,200)	290,000
Provision for excess and obsolete inventory	280,431	1,068,013	1,300,000
Change in assets and liabilities, net of acquisitions:
Decrease in net investment in sales-type leases & other receivables	135,311	2,093,243	1,488,208
Decrease in trade receivables	3,963,230	7,176,595	15,111,338
(Increase) decrease in inventories	1,906,448	139,171	(2,548,903)
(Increase) decrease in deferred tax asset	(293,109)	421,105	(502,687)
(Increase) decrease in prepaid expenses and other assets	(99,146)	168,755	159,284
(Increase) decrease in prepaid taxes	1,195,539	(532,581)	(662,958)
Increase (decrease) in accounts payable	(2,190,257)	1,571,788	(7,782,294)
(Decrease) in unearned revenue	(462,367)	(669,669)	(2,794,181)
Increase in accrued income taxes	96,352	550,919	1,655,925
(Decrease) in accrued liabilities and other	(260,861)	(1,140,540)	(2,107,597)
Increase in deferred tax liabilities	1,190,155	592,563	82,280

Total adjustments	6,615,839	12,085,761	6,313,092

Net cash provided by operating activities	8,173,403	12,964,000	9,793,729

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(5,595,193)
Additions to property, plant & equipment	(1,031,696)	(2,121,298)	(3,585,867)
Proceeds from sale of assets	2,568	48,232	1,200

Net cash used in investing activities	(1,029,128)	(2,073,066)	(9,179,860)

Cash flows from financing activities:
Proceeds from issuance of debt	1,125	—	5,500,000
Proceeds from draws on revolving line of credit	16,083,009	16,275,000	40,035,000
Principal payments on debt	(9,615,089)	(4,288,339)	(11,162,073)
Payments on revolving line of credit	(15,363,936)	(21,625,000)	(35,685,000)
Exercise of stock options	75,000	116,250	369,763

Net cash (used in) financing activities	(8,819,891)	(9,522,089)	(942,310)

Net increase (decrease) in cash and cash equivalents	(1,675,616)	1,368,845	(328,441)
Cash and cash equivalents, beginning of period	1,966,734	597,889	926,330

Cash and cash equivalents, end of period	$291,118	$1,966,734	$597,889

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$784,006	$1,246,709	$2,760,516
Cash paid during the period for income taxes	$132,011	$409,404	$1,645,414
Contingent consideration paid to target shareholder(s)	$—	$1,000,000	$2,000,000

The accompanying notes are an integral part of these consolidated statements.

XETA TECHNOLOGIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2003

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading communications integrator with sales and service locations nationwide, serving business clients in sales, consulting, engineering, project management, installation, and service support. The Company sells products which are manufactured by a variety of manufacturers including Avaya, Nortel Networks, Cisco, Hitachi, and Hewlett Packard. In addition, the Company provides XETA-manufactured call accounting systems to the hospitality industry. XETA is an Oklahoma corporation.

During fiscal 2003, U.S. Technologies Systems, Inc. (USTI) was merged into XETA for tax purposes. There was no impact on the Company’s financial statements. Formerly, USTI was a wholly-owned subsidiary of XETA, which was purchased on November 30, 1999 as part of the Company’s expansion into the commercial market. Xetacom, Inc., is a wholly-owned, but dormant, subsidiary of the Company.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market accounts and commercial bank accounts.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

     The carrying value of cash, customer deposits, trade accounts receivable, sales-type leases, accounts payable and short-term debt approximate their respective fair values due to their short maturities.

     The fair value of the Company’s long-term debt is estimated based on the expected current rates which would be offered to the Company for debt of the same maturities.

Revenue Recognition

Equipment revenues from systems sales are recognized upon shipment of the system. Installation and service revenues are recognized upon the completion of the installation or service assignment. Service revenues earned from contractual arrangements are recognized monthly over the life of the related service agreement on a straight-line basis. The Company recognizes revenue from sales-type leases as discussed below under the caption “Lease Accounting.”

Shipping and Handling Fees

In accordance with Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” freight billed to customers is included in net sales and service revenues in the consolidated statements of operations, while freight billed by vendors is included in cost of sales in the consolidated statements of operations.

Accounting for Manufacturer Incentives

The Company receives various forms of incentive payments, rebates, and negotiated price discounts from the manufacturers of the products it sells. Rebates and negotiated price discounts directly related to specific customer sales are recorded as a reduction in the cost of goods sold on those systems sales. Incentive payments which are based on purchasing certain product lines exclusively from one manufacturer (“loyalty rebates”) are also recorded as a reduction in systems cost of goods sold. Rebates and other incentives designed to offset marketing expenses and certain growth initiatives supported by the manufacturer are recorded as contra expense to the related expenditure. All incentive payments are recorded when earned under the specific rules of the incentive plan.

Lease Accounting

A small portion (less than 1%) of the Company’s revenues has been generated using sales-type leases. The Company sells some of its call accounting systems to the lodging industry under sales-type leases to be paid over three, four and five-year periods. Because the present value (computed at the rate implicit in the lease) of the minimum payments under these sales-type leases equals or exceeds 90 percent of the fair market value of the systems and/or the length of the lease exceeds 75 percent of the estimated economic life of the equipment, the Company recognizes the net effect of these transactions as a sale, as required by accounting principles generally accepted in the U.S.

Interest and other income is primarily the recognition of interest income on the Company’s sales-type lease receivables and income earned on short-term cash investments. Interest income from a sales-type lease represents that portion of the aggregate payments to be received over the life of the lease, which exceeds the present value of such payments using a discount factor equal to the rate implicit in the underlying leases.

Accounts Receivable

Accounts Receivable are recorded at amounts billed to customers less an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the realizability of customers’ balances and any specific disputes. The Company recorded a reversal of the provision for doubtful accounts of $45,907 and $748,200 for the years ended October 31, 2003 and 2002, respectively, and recorded net bad debt expense of $290,000 for the year ended October 31, 2001.

Property, Plant and Equipment

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under certain systems service agreements. Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis. When assets are retired or sold, the cost of the assets and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use. The Company capitalized $337,000, $277,000 and $131,000 in interest costs in fiscal years 2003, 2002 and 2001, respectively.

Research and Development and Capitalization of Software Production Costs

In the past, the Company developed proprietary telecommunications products related to the lodging industry. The Company capitalized software production costs related to a product upon the establishment of technological feasibility as defined by accounting principles generally accepted in the U.S. Amortization is provided on a product-by-product basis based upon the estimated useful life of the software (generally seven years). All other research and development costs (including those related to software for which technological feasibility has not been established) are expensed as incurred. Since the Company’s expansion into the general commercial market in fiscal 1999, the Company has ceased research and development of new products for the lodging market.

Software Development Costs

The Company applies the provisions of SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” Under SOP 98-1 external direct costs of software development, payroll and payroll related costs for time spent on the project by employees directly associated with the development, and interest costs incurred during the development, as provided under the provisions of SFAS No. 34, “Capitalization of Interest Costs,” should be capitalized after the “preliminary project stage” has been completed. Accordingly, the Company had capitalized $6.7 million and $5.9 million related to the software development as of October 31, 2003 and 2002, respectively.

Derivative Instruments and Hedging Activities

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value.

Stock-Based Compensation Plans

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

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”). This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Presently, the Company accounts for stock-based employee compensation under the intrinsic value method, an alternative to the fair value method allowed by SFAS 123. Under this alternative method, the Company is only required to disclose the impact of issued stock options, as set forth below, as if the expense had been recorded in the financial statements.

	For the Year Ended
	October 31,

	2003	2002	2001

NET INCOME:
As reported	$1,557,564	$878,239	$3,480,637
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(701,520)	(641,258)	(666,184)

Pro forma	$856,044	$236,981	$2,814,453

EARNINGS PER SHARE:
As reported – Basic	$0.16	$0.09	$0.38
As reported – Diluted	$0.16	$0.09	$0.36
Pro forma – Basic	$0.09	$0.03	$0.31
Pro forma – Diluted	$0.09	$0.03	$0.29

The fair value of the options granted was estimated at the date of grant using the Modified Black-Scholes European pricing model with the following assumptions: risk free interest rate (3.42% to 5.78%), dividend yield (0.00%), expected volatility (80.50% to 86.64%), and expected life (6 years).

Income Taxes

Several items of income and expense, including certain sales revenues under sales-type leases, are included in the financial statements in different years than they are included in the income tax returns. Deferred income taxes are recorded for the tax effect of these differences.

Unearned Revenue and Warranty

For proprietary systems sold, the Company typically provides a one-year warranty from the date of installation of the system. The Company defers a portion of each system sale to be recognized as service revenue during the warranty period. The amount deferred is generally equal to the sales price of a maintenance contract for the type of system under warranty and the length of the warranty period. The Company also records deposits received on sales orders and prepayments for maintenance contracts as unearned revenues. See “Unearned Service Revenue” below.

Most of the systems sold by the Company are manufactured by third parties. In these instances the Company passes on the manufacturer’s warranties to its customers and therefore does not maintain a warranty reserve for this equipment. The Company maintains a small reserve for occasional labor costs associated with fulfilling warranty requests from customers.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Segment Information

The Company has three reportable segments: commercial system sales, lodging system sales and installation and service. The Company defines commercial system sales as sales to the non-lodging industry. Installation and service revenues represent revenues earned from installing and maintaining systems for customers in both the commercial and lodging segments.

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and described in the summary of significant accounting policies. Company management evaluates a segment’s performance based upon gross margins. Assets are not allocated to the segments. Sales to customers located outside of the U.S. are immaterial.

The following is tabulation of business segment information for 2003, 2002 and 2001.

	Commercial	Lodging	Installation
	System	System	and Service	Other
	Sales	Sales	Revenues	Revenue	Total

2003
Sales	$21,304,223	$6,245,653	$23,338,915	$1,792,512	$52,681,303
Cost of sales	15,279,565	4,342,026	16,548,392	2,192,967	38,362,950
Gross profit	6,024,658	1,903,627	6,790,523	(400,455)	14,318,353
2002
Sales	$21,788,576	$6,063,782	$25,390,142	$497,778	$53,740,278
Cost of sales	17,117,974	4,265,528	18,803,143	1,956,071	42,142,716
Gross profit	4,670,602	1,798,254	6,586,999	(1,458,293)	11,597,562
2001
Sales	$41,964,072	$10,063,623	$33,105,152	$921,182	$86,054,029
Cost of sales	29,811,902	6,449,040	23,616,074	2,758,651	62,635,667
Gross profit	12,152,170	3,614,583	9,489,078	(1,837,469)	23,418,362

Recently Issued Accounting Pronouncements

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”). This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS 149 is effective for derivative contracts entered into after June 30, 2003. The adoption of SFAS 149 is not expected to have a material impact on the Company’s operating results, financial position, or cash flows.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) was issued in May 2003. This Statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. It requires that many financial instruments previously classified as equity now be classified as a liability (or an asset in some circumstances). These financial instruments are as follows: financial instrument issued in the form of shares that is mandatorily redeemable — that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur; a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets; a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following: a) a fixed monetary amount known at inception, for example, a payable settleable with a variable number of equity shares; b) variations in something other than the fair value of equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of equity shares; c) variations inversely related to changes in the fair value of equity shares, for example, a written put option that could be net share settled. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s operating results, financial position, or cash flows.

Goodwill

The Company elected to early adopt Financial Accounting Statement No. 142, “Goodwill and Other Intangible Assets” on November 1, 2001. Under SFAS 142, goodwill recorded as a part of a business combination is no longer amortized, but instead will be subject to at least an annual assessment for impairment by applying a fair-value-based test. As required by the new standard, the Company conducted an initial fair-value-based goodwill impairment test to determine if the carrying value of the goodwill on the balance sheet was impaired. To assist management in their initial fair-value assessment, the Company engaged an independent valuation consultant. The results of management’s assessment indicated that no impairment existed in the value of recorded goodwill on the Company’s books as of November 1, 2001. Additional impairment tests have been conducted by the Company shortly after the close of its fiscal year on both October 31, 2003 and 2002. The results of each of these appraisals indicated that the fair value of the Company’s reporting units in which goodwill is associated was higher than their respective carrying values on the balance sheet. Therefore no impairment loss was recognized. An annual impairment test will be conducted in future periods shortly after the close of the Company’s fiscal year.

The following table reconciles the impact on net income of the adoption of SFAS 142:

	For the year ended October 31,

	2003	2002	2001

Reported net income	$1,557,564	$878,239	$3,480,637
Add back: Goodwill amortization	—	—	869,115

Adjusted net income	$1,557,564	$878,239	$4,349,752

Basic Earnings Per Share:
Reported net income	$0.16	$0.09	$0.38
Add back: Goodwill amortization	—	—	0.10

Adjusted net income	$0.16	$0.09	$0.48

Diluted Earnings Per Share:
Reported net income	$0.16	$0.09	$0.36
Add back: Goodwill amortization	—	—	0.09

Adjusted net income	$0.16	$0.09	$0.45

The goodwill for tax purposes associated with the acquisition of UST exceeded the goodwill recorded on the financial statements by $1,462,000. The Company is reducing the goodwill recorded on the financial statements for the tax effect and the “tax-on-tax” effect of the $1,462,000 basis difference over a 15-year period. Accrued income taxes and deferred tax liabilities are being reduced as well. The Company reduced the carrying value of goodwill by $55,576 and $162,094 for the impact of the basis difference for the years ended October 31, 2003 and 2002, respectively.

Other Intangible Assets

	As of October 31, 2003		As of October 31, 2002
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

Amortized intangible assets:
Software production costs	$1,291,021	$1,233,066	$1,291,021	$1,053,066
Other	190,780	134,089	190,780	93,564

Total amortized intangible assets	$1,481,801	$1,367,155	$1,481,801	$1,146,630

Aggregate amortization expense of intangible assets was $220,525 and $219,430 for the years ended October 31, 2003 and 2002, respectively, which includes $40,525 and $39,430 recorded as interest expense in the consolidated statements of operations for the years ended October 31, 2003 and 2002, respectively. The estimated aggregate amortization expense for the next five fiscal years is $114,646 for 2004; and $0 thereafter.

2. ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following at October 31:

	2003	2002

Trade receivables	$6,130,490	$9,824,222
Less- reserve for doubtful accounts	335,541	345,516

Net trade receivables	$5,794,949	$9,478,706

Adjustments to the reserve for doubtful accounts consist of the following at October 31:

	2003	2002

Balance, beginning of period	$345,516	$1,298,245
Reversal of provision for doubtful accounts	(45,907)	(748,200)
Net write-offs	35,932	(204,529)

Balance, end of period	$335,541	$345,516

3. INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or weighted-average) or market and consist of the following components at October 31:

	2003	2002

Raw materials	$366,305	$354,380
Finished goods and spare parts	6,430,977	8,234,020

	6,797,282	8,588,400
Less- reserve for excess and obsolete inventories	1,182,380	786,619

Total inventories, net	$5,614,902	$7,801,781

Adjustments to the reserve for excess and obsolete inventories consist of the following:

	2003	2002

Balance, beginning of period	$786,619	$1,687,233
Provision for excess and obsolete inventories	280,431	1,068,013
Adjustments to inventories	115,330	(1,968,627)

Balance, end of period	$1,182,380	$786,619

4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at October 31:

	Estimated
	Useful
	Lives	2003	2002

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-5	4,280,916	4,121,640
Software development costs	N/A	6,687,540	5,889,556

	Estimated
	Useful
	Lives	2003	2002

Land	—	611,582	611,582
Office furniture	5	1,108,029	1,073,851
Auto	5	126,743	126,743
Other	3-7	511,320	634,213

Total property, plant and equipment		15,724,084	14,855,539
Less- accumulated depreciation		5,257,260	4,397,821

Total property, plant and equipment, net		$10,466,824	$10,457,718

5. ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31:

	2003	2002

Commissions	$371,765	$428,460
Interest	13,413	11,265
Payroll	424,243	417,171
Bonuses	363,794	213,735
Vacation	436,784	481,228
Other	259,025	416,912

Total current	1,869,024	1,968,771
Noncurrent liabilities	144,101	240,955

Total accrued liabilities	$2,013,125	$2,209,726

6. UNEARNED SERVICE REVENUE:

Unearned service revenue consists of the following at October 31:

	2003	2002

Service contracts	$640,922	$785,067
Warranty service	344,192	366,586
Customer deposits	488,137	897,171
Systems shipped but not installed	99,490	28,866
Other	47,582	1,051

Total current unearned revenue	1,620,323	2,078,741
Noncurrent unearned service contract revenue	229,910	233,859

Total unearned revenue	$1,850,233	$2,312,600

7. INCOME TAXES:

Income tax expense is based on pretax income. Deferred income taxes are computed using the asset-liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” and are provided on all temporary differences between the financial basis and the tax basis of the Company’s assets and liabilities.

The income tax provision for the years ending October 31, 2003, 2002 and 2001, consists of the following:

	2003	2002	2001

Current provision (benefit) – federal	$484,930	$(384,790)	$1,630,630
Current provision (benefit) – state	97,590	(22,910)	350,800
Deferred provision	422,480	976,700	263,570

Total provision	$1,005,000	$569,000	$2,245,000

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	Year Ended
	October 31,

	2003	2002	2001

Statutory rate	34%	34%	34%
State income taxes, net of federal benefit	5%	5%	5%

Effective rate	39%	39%	39%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31 are presented below:

	2003		2002

Deferred tax assets:
Currently nondeductible reserves		$453,413	$299,530
Accrued liabilities		345,021	166,762
Prepaid service contracts		107,310	168,210
Unamortized cost of service contracts		19,338	52,788
Other		111,605	119,418

Total deferred tax asset		1,036,687	806,708

Deferred tax liabilities:
Tax income to be recognized on sales-type lease contracts		27,000	50,062
Unamortized capitalized software development costs		22,718	93,279
Depreciation and sale of assets		454,694	307,234
Intangible assets		1,620,098	950,170

Total deferred tax liability		2,124,510	1,400,745

Net deferred tax liability	$	(1,087,823)	$(594,037)

8. CREDIT AGREEMENTS:

On October 1, 2003, the Company entered into a new revolving credit and term loan agreement with a new banking institution, replacing the previous credit facility and bank syndicate. This new agreement contains three separate notes: a term loan amortizing over 36 months, a mortgage agreement amortizing over 13 years, and a $7.5 million revolving credit agreement to finance growth in working capital. Availability under the revolving line of credit is secured by trade accounts receivable and inventories. The Company had approximately $5.2 million available under the revolving line of credit at October 31, 2003. Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories. The revolving line of credit matures on September 29, 2004. At October 31, 2003, long-term debt consisted of the following:

	October 31,
	2003	2002

Term loan, payable in monthly installments of $86,524, due September 30, 2006 collateralized by all assets of the Company.	$3,029,041	$12,473,349
Real estate term note, payable in monthly installments of $14,166, due September 30, 2006, secured by a first mortgage on the Company’s building.	2,210,342	2,380,000

	5,239,383	14,853,349
Less-current maturities	1,209,645	3,288,337

	$4,029,738	$11,565,012

Maturities of long-term debt for each of the years ended October 31, are as follows:

2004	$1,209,645
2005	$1,209,645
2006	$2,820,093

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 1.12% at October 31, 2003) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 4.00% at October 31, 2003) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio. At October 31, 2003, the Company was paying 3.13% on the revolving line of credit borrowings, 3.12% on the term loan and 2.87% on the mortgage note. The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to EBITDA, limitations on capital spending, and debt service coverage requirements. At October 31, 2003, the Company was in compliance with all of the covenants contained in the agreement.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

9. DERIVATIVES AND RISK MANAGEMENT:

The Company has an outstanding interest rate swap in a notional amount of $6.2 million which expires in November, 2004. Under this contract, the Company pays a fixed interest rate of 3.32% and receives a variable interest payment based on one-month LIBOR rates. The Company currently pays an additional 1.25% to 2.75% above LIBOR or the bank’s prime rate (4.0% on October 31, 2003) less 0.0% to 1.125% on the various pieces of its credit facility. SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138 governs the accounting for derivative instruments such as interest rate swaps. Under the provisions of SFAS No. 133, as long as the interest rate hedge is “effective”, as defined in the standard, the Company’s interest rate swap is accounted for by recognizing an asset or liability at fair value with the offsetting entry to other comprehensive income or loss in Company’s stockholders’ equity section. Accordingly, the Company has recognized a current liability and other comprehensive loss of $66,846 at October 31, 2003. No material ineffective portion of the interest rate swap existed at October 31, 2003.

10. STOCK OPTIONS:

During fiscal 2000, the Company adopted a new stock option plan (2000 Plan) for officers, directors and key employees. The 2000 Plan replaces the previous 1988 Plan, which had expired. Under the 2000 Plan, the Board of Directors or a committee thereof determine the option price, not to be less than fair market value at the date of grant, number of options granted, and the vesting period. Although there are exceptions, generally options that have been granted under the 2000 Plan expire 10 years from the date of grant, have 3-year cliff-vesting and are incentive stock options as defined under the applicable IRS tax rules. Options granted under the previous 1988 Plan generally vested 33 1/3% per year after a 1-year waiting period.

	Outstanding Options
	(1988 and 2000 Plans)

		Price Per
	Number	Share

Balance, October 31, 2000	474,644	$0.25	—	18.13
Granted	119,350	5.31	—	11.63
Exercised	(94,004)	0.25	—	4.38
Forfeited	(58,850)	9.06	—	18.13

Balance, October 31, 2001	441,140	0.31	—	18.13
Granted	277,900	3.63	—	5.80
Exercised	—			—
Forfeited	(44,100)	3.63	—	18.13

Balance, October 31, 2002	674,940	0.31	—	18.13
Granted	5,000		3.00
Exercised	—			—
Forfeited	(56,340)	3.63	—	18.13

Balance, October 31, 2003	623,600	$0.31	—	18.13

The Company has also granted options outside the Plan to certain officers and directors. These options generally expire ten years from the date of grant and are exercisable over the period stated in each option. The table below presents information regarding options granted outside the Plan.

	Outstanding Options

	Number	Price Per Share

Balance, October 31, 2000	2,150,400	$0.25	—	15.53
Exercised	(500,000)	0.25	—	0.25
Forfeited	(200,000)		5.81

Balance, October 31, 2001	1,450,400	0.25	—	15.53
Granted	—			—
Exercised	(465,000)		0.25

Balance, October 31, 2002	985,400	0.25	—	15.53
Granted	—			—
Exercised	(300,000)		0.25
Forfeited	—			—

Balance, October 31, 2003	685,400	$0.38	—	15.53

The following is a summary of stock options outstanding as of October 31, 2003:

	Options Outstanding			Options Exercisable

			Weighted
			Average
	Number	Weighted	Remaining	Number	Weighted
Range of Exercise	Outstanding at	Average	Contractual Life	Exercisable at	Average
Prices	October 31, 2003	Exercise Price	(Years)	October 31, 2003	Exercise Price

$0.31-1.64	110,072	$0.81	0.08	110,072	$0.81
$3.63-5.81	956,928	$5.11	6.20	686,001	$5.64
$9.06-12.31	62,450	$10.07	6.60	19,900	$9.15
$15.53-18.13	179,550	$17.55	6.40	179,550	$17.55

11. EARNINGS PER SHARE:

All basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	For the Year Ended October 31, 2003

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Net income	$1,557,564	9,827,884	$0.16

Dilutive effect of stock options		132,214

Diluted EPS
Net income	$1,557,564	9,960,098	$0.16

	For the Year Ended October 31, 2002

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Net income	$878,239	9,375,336	$0.09

Dilutive effect of stock options		490,826

Diluted EPS
Net income	$878,239	9,866,162	$0.09

	For the Year Ended October 31, 2001

	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount

Basic EPS
Net income	$3,480,637	9,061,105	$0.38

Dilutive effect of stock options		636,943

Diluted EPS
Net income	$3,480,637	9,698,048	$0.36

For the years ended October 31, 2003, 2002, and 2001, respectively, 1,226,268 shares at an average price of $7.22; 1,001,501 shares at an average price of $8.18; and 319,900 shares at an average price of $14.26, were excluded from the calculation of earnings per share because they were antidilutive.

12. FINANCING RECEIVABLES:

A small portion of the Company’s systems sales are made under sales-type lease agreements with the end-users of the equipment. These receivables are secured by the cash flows under the leases and the equipment installed at the customers’ premises. Minimum future annual payments to be received under various leases are as follows for years ending October 31,:

Sales-Type
Lease Payments
Receivable

2004	$977,074
2005	278,938
2006	159,547
2007	7,419
2008	—

1,422,978
Less- imputed interest	169,870

Present value of minimum payments	$1,253,108

13. MAJOR CUSTOMERS, SUPPLIERS AND CONCENTRATIONS OF CREDIT RISK:

During fiscal 2003, 2002 and 2001, no single customer represented 10 percent or more of revenues.

The Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions, which in turn, may impact the Company’s overall credit risk. However, the Company sells to a wide variety of customers, and except for its hospitality customers, does not focus its sales and marketing efforts on any particular industry. Management considers the Company’s credit risk to be satisfactorily diversified and believes that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 2003.

The majority of the Company’s systems sales are derived from sales of equipment designed and marketed by Avaya. As such, the Company is subject to the risks associated with Avaya’s financial condition, ability to continue to develop and market leading-edge technology systems, and the soundness of their long-term product strategies. A single third-party company manufactures this equipment under an outsourcing agreement with Avaya. This arrangement subjects the Company to potential shipment delays in the event of financial difficulties incurred by the manufacturer and man-made or natural disasters to the manufacturing facility. The Company purchases most of its Avaya products from a single distributor under a three-party agreement between the Company, Avaya, and the distributor. However, Avaya has several other distributors of its products and the Company believes that its distribution arrangement could be converted to another provider quickly enough so as to not to materially disrupt its business.

In June, 2003, the Company signed a dealership agreement to represent the Nortel Networks product line in the U.S.

14. EMPLOYMENT AGREEMENTS:

The Company has two incentive compensation plans: one for sales professionals and one for all other employees. The bonus plan for sales professionals is based on a percentage of their “contribution”, defined as the gross profit generated less their direct and allocated sales expenses. The Company paid $224,907, $104,031, and $248,985 during 2003, 2002 and 2001, respectively, under the sales professionals’ bonus plan. The Employee Bonus Plan (“EBP”) provides an annual incentive compensation opportunity for senior executives and other employees designated by senior management and the Board of Directors as key employees. The purpose of the EBP is to provide an incentive for senior executives to reach Company-wide targeted financial objectives and to reward key employees for leadership and excellent performance. Those targeted results were not fully achieved in fiscal 2003, 2002 or 2001; however, the Company elected to pay partial bonuses of approximately $240,000, $180,000 and $157,500, respectively.

15. CONTINGENCIES:

Lease Commitments

     Future minimum commitments under non-cancelable leases for office space and equipment are approximately $272,000, $86,000, $40,000, and $18,000 in fiscal years 2004 through 2008, respectively.

Litigation

     On August 1, 2003, the Software & Information Industry Association (“SIIA”), an association of software publishers, contacted the Company by letter and claimed that XETA had violated the Copyright Act, 17 U.S.C. § 501, et seq. by allegedly using unlicensed software in XETA’s business. SIIA made demand that the Company audit all of its computers and servers to determine whether it used both licensed and/or allegedly unlicensed software for any of SIIA’s 965 members. This audit was conducted and the Company determined that some software present on a limited number of Company computers was unlicensed. Many of these programs were located on personal computers utilized by employees for both personal and business use, or on computers that were “inherited” through the Company’s various acquisitions and were most likely loaded prior to XETA’s acquisition of these companies. Nevertheless, XETA has potential exposure to damages under the law for possessing unlicensed software and has recorded a loss contingency representing Management’s best estimate of the potential damages based upon available facts of the claim at the present time. While no assurance can be given, based upon the current status of the claim Management does not believe that the ultimate damages will exceed the current loss contingency in an amount that would materially impact the Company’s results of operations. The Company initiated settlement negotiations with SIIA which later stalled because the nature of XETA’s liability and the amount of damages due SIIA was in dispute. The Company therefore filed a declaratory judgment in the U.S. District Court for the Northern District of Oklahoma seeking a judicial determination of liability and damages. This action is still pending.

     Since 1994, we have been monitoring numerous patent infringement lawsuits filed by Phonometrics, Inc., a Florida company, against certain telecommunications equipment manufacturers and hotels who use such equipment. While we were never named as a defendant in any of these cases, several of our call accounting customers were named defendants and notified us that they will seek indemnification under the terms of their contracts with us. However, because there were other equipment vendors implicated along with us in the cases filed against our customers, we never assumed the outright defense of our customers in any of these actions. All of the cases filed by Phonometrics against our customers were originally filed in, or transferred to, the United States District Court for the Southern District of Florida. In October 1998, the Florida Court dismissed all of the cases filed against the hotels for failure to state a claim. After years of appeals by Phonometrics, all of which were lost on the merits, a final order dismissing the cases with prejudice was entered in November 2002, and the defendant hotels have been awarded attorney fees and costs against both Phonometrics and its legal counsel. Phonometrics continues to dispute the amount of fees awarded in some cases, and this issue continues to be litigated by Phonometrics.

16. RETIREMENT PLAN:

The Company has a 401(k) retirement plan (Plan). In addition to employee contributions, the Company makes discretionary matching and profit sharing contributions to the Plan based on percentages set by the Board of Directors. Contributions made by the Company to the Plan were approximately $457,000, $482,000 and $534,000 for the years ending October 31, 2003, 2002 and 2001, respectively.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following quarterly financial data has been prepared from the financial records of the Company without an audit, and reflects all adjustments, which in the opinion of management, were of a normal, recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented.

	For the Fiscal Year Ended October 31, 2003

	Quarter Ended

	January 31,	April 30,	July 31,	October 31,
	2003	2003	2003	2003

	(in thousands, except per share data)
Net sales	$15,431	$11,765	$12,910	$12,575
Gross profit	3,919	3,436	3,561	3,402
Operating income	937	637	742	792
Net income	491	313	376	378

	For the Fiscal Year Ended October 31, 2003

	Quarter Ended

	January 31,	April 30,	July 31,	October 31,
	2003	2003	2003	2003

	(in thousands, except per share data)
Basic EPS	$0.05	$0.03	$0.04	$0.04
Diluted EPS	$0.05	$0.03	$0.04	$0.04

	For the Fiscal Year Ended October 31, 2002

	Quarter Ended

	January 31,	April 30,	July 31,	October 31,
	2002	2002	2002	2002

	(in thousands, except per share data)
Net sales	$13,763	$12,559	$12,808	$14,610
Gross profit	3,259	2,914	2,139	3,285
Operating income	599	154	(67)	452
Net income	276	7	129	466
Basic EPS	$0.03	$0.00	$0.01	$0.05
Diluted EPS	$0.03	$0.00	$0.01	$0.05

ITEM 9A. CONTROLS AND PROCEDURES.

          Evaluation of Disclosure Controls and Procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14 (c) and 15d-14 (c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

     Information relating to directors required by this Item is incorporated by reference to relevant sections under the caption “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) in connection with our Annual Meeting of Shareholders to be held April 6, 2004.

     Information relating to executive officers required by this Item is included in Part I of this Report under the caption “Executive Officers of the Registrant”.

     Other information required by this Item is incorporated by reference to the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Code of Conduct” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 6, 2004.

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item is incorporated by reference to the sections under the captions “Executive Compensation and Related Information,” and “Stock Performance Graph,” and to the section under the subheading “Director Compensation” under the caption “Election of Directors,” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 6, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information relating to Equity Compensation Plans required by this Item is included in Part II of this Report in the table entitled “Equity Compensation Plan Information” under the section captioned “Market for the Registrant’s Common Stock and Related Stockholder Matters.”

     Other information required by this Item is incorporated by reference to the section under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 6, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information required by this Item is incorporated by reference to the section under the caption “Related Transactions” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 6, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

     Information required by this Item is incorporated by reference to the section under the subheading “Fees and Independence” under the caption “Independent Public Accountants” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 6, 2004.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements - See Index to Financial Statements at Page 22 of this Form 10-K.

(2)	Financial Statement Schedule - None.

(3)	Exhibits – The following exhibits are included with this report or incorporated herein by reference:

No.	Description

3(i)1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 and 3.2 to XETA’s Registration Statement on Form S-1 filed June 17, 1987, File No. 33-7841).

3(i)2	Amendment No. 1 to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to XETA’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed July 28, 1999, File No. 33-62173).

3(i)3	Amendment No. 2 to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(c) to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

3(i)4	Amendment No. 3 to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.4 to XETA’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed June 28, 2000).

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii)(a) to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001).

10.1*	Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.9 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10.2*	XETA Technologies 2000 Stock Option Plan (incorporated by reference to Exhibit 10.11 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10.3*	Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.14 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.4	HCX 5000/HCX 5000i® Authorized Distributor Agreement for 2003 dated January 1, 2003 between Hitachi Telecom (USA), Inc. and XETA Corporation.

PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT. SUCH PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION WITH THE APPLICATION FOR CONFIDENTIAL TREATMENT.

10.5	Nortel Networks Premium Partner U. S. Agreement effective June 25, 2003 between Nortel Networks, Inc. and XETA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to XETA’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

No.	Description

10.6	Avaya Inc. Reseller Master Terms and Conditions effective as of August 6, 2003 between Avaya Inc. and XETA Technologies, Inc., including Reseller Product Group Attachment for Enterprise Communication and Internetworking Solutions Product, Reseller Product Group Attachment: Octel®Products, and Addendum for GSA Schedule Contract Sales to the Federal Government.

10.7	Revolving Credit and Term Loan Agreement dated as of October 1, 2003 between XETA Technologies, Inc. and Bank of Oklahoma, N.A. (“BOK”)

10.8	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated October 1, 2003 granted to BOK.

10.9	Promissory Note ($2,238,333.48 payable to BOK) dated October 1, 2003.

10.10	Promissory Note ($7,500,000 payable to BOK) dated October 1, 2003.

10.11	Promissory Note ($3,374,734.33 payable to BOK) dated October 1, 2003.

10.12	Security Agreement dated October 1, 2003 granted to BOK.

21	Subsidiaries of XETA Technologies, Inc.

23	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

(b)	We filed the following Reports on Form 8-K during the last quarter of the fiscal year covered by this report:

1.	August 20, 2003—Item 12—Earnings Press Release

2.	October 9, 2003—Item 5—Bank of Oklahoma Credit Agreement

          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XETA TECHNOLOGIES, INC.

January 13, 2004	By:	/s/ Jack R. Ingram

Jack R. Ingram, Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 13, 2004	/s/ Jack R. Ingram Jack R. Ingram, Chief Executive Officer, President, and Director

January 13, 2004	/s/ Robert B. Wagner Robert B. Wagner, Vice President of Finance, Chief Financial Officer, and Director

January 14, 2004	/s/ Donald T. Duke Donald T. Duke, Director

January 14, 2004	/s/ Ronald L. Siegenthaler Ronald L. Siegenthaler, Director

No.	Description

3(i)1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 and 3.2 to XETA’s Registration Statement on Form S-1 filed June 17, 1987, File No. 33-7841).

3(i)2	Amendment No. 1 to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.2 to XETA’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed July 28, 1999, File No. 33-62173).

3(i)3	Amendment No. 2 to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)(c) to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

3(i)4	Amendment No. 3 to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.4 to XETA’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed June 28, 2000).

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii)(a) to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001).

10.1*	Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.9 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10.2*	XETA Technologies 2000 Stock Option Plan (incorporated by reference to Exhibit 10.11 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10.3*	Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.14 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.4	HCX 5000/HCX 5000i® Authorized Distributor Agreement for 2003 dated January 1, 2003 between Hitachi Telecom (USA), Inc. and XETA Corporation.

PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT. SUCH PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION WITH THE APPLICATION FOR CONFIDENTIAL TREATMENT.

10.5	Nortel Networks Premium Partner U. S. Agreement effective June 25, 2003 between Nortel Networks, Inc. and XETA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to XETA’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

No.	Description

10.6	Avaya Inc. Reseller Master Terms and Conditions effective as of August 6, 2003 between Avaya Inc. and XETA Technologies, Inc., including Reseller Product Group Attachment for Enterprise Communication and Internetworking Solutions Product, Reseller Product Group Attachment: Octel®Products, and Addendum for GSA Schedule Contract Sales to the Federal Government.

10.7	Revolving Credit and Term Loan Agreement dated as of October 1, 2003 between XETA Technologies, Inc. and Bank of Oklahoma, N.A. (“BOK”)

10.8	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated October 1, 2003 granted to BOK.

10.9	Promissory Note ($2,238,333.48 payable to BOK) dated October 1, 2003.

10.10	Promissory Note ($7,500,000 payable to BOK) dated October 1, 2003.

10.11	Promissory Note ($3,374,734.33 payable to BOK) dated October 1, 2003.

10.12	Security Agreement dated October 1, 2003 granted to BOK.

21	Subsidiaries of XETA Technologies, Inc.

23	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.