Form 10-K/A
period 2003-10-31
XETA TECHNOLOGIES INC
filed 2004-02-27
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16231

XETA Technologies, Inc.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1130045

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1814 West Tacoma, Broken Arrow, Oklahoma	74012

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code	(918) 664-8200

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

Yes      ✓                 No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes                          No      ✓

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

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held April 6, 2004 are incorporated by reference into Part III, Items 11 through 14 hereof.

EXPLANATORY NOTE
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.
ITEM 11. EXECUTIVE COMPENSATION.
SIGNATURES
Rule 13a-14(d) Certification of CEO
Rule 13a-14(d) Certification of CFO

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-K/A amends Items 10 and 11 under Part III of the Company’s Form 10-K as previously filed with the Securities and Exchange Commission on January 16, 2004 to correct certain references to sections of the Proxy Statement that are incorporated by reference into Items 10 and 11 of the Company’s Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

     Information relating to directors required by this Item is incorporated by reference to the section captioned “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) in connection with our Annual Meeting of Shareholders to be held April 6, 2004.

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

ITEM 11. EXECUTIVE COMPENSATION.

     Information required by this Item is incorporated by reference to the sections under the captions “Executive Compensation and Related Information,” and “Stock Performance Graph,” and to the section under the subheading “Director Compensation” under the caption “Board of Directors and Committees,” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 6, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Robert B. Wagner Robert B. Wagner, Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer