Form 10-Q
period 2004-01-31
XETA TECHNOLOGIES INC
filed 2004-03-02
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16231

XETA Technologies, Inc.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1130045

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

1814 W. Tacoma, Broken Arrow, OK	74012-1406

(Address of principal executive offices)	(Zip Code)

918-664-8200 (Registrant’s telephone number, including area code)

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

Yes     [X]      No      [  ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes     [  ]      No      [X]

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2004

Common Stock, $.001 par value	10,002,952

XETA TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS
UNAUDITED

	January 31, 2004	October 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$121,117	$291,118
Current portion of net investment in sales-type leases and other receivables	971,727	979,255
Trade accounts receivable, net	9,436,389	5,794,949
Inventories, net	6,196,927	5,614,902
Deferred tax asset, net	1,011,233	885,752
Prepaid taxes
Prepaid expenses and other assets	471,717	322,699

Total current assets	18,209,110	13,888,675

Noncurrent Assets:
Goodwill, net of accumulated amortization prior to adoption of SFAS 142	25,712,992	25,726,886
Net investment in sales-type leases, less current portion above	421,471	419,800
Property, plant & equipment, net	10,577,532	10,466,824
Capitalized software production costs, net of accumulated amortization of $1,291,021 and $1,233,066	—	57,955
Other assets	56,790	112,528

Total noncurrent assets	36,768,785	36,783,993

Total assets	$54,977,895	$50,672,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,209,645	$1,209,645
Revolving line of credit	1,736,773	719,073
Accounts payable	5,575,840	3,928,878
Unearned revenue	2,408,326	1,620,323
Accrued liabilities	2,210,550	1,869,024
Accrued taxes	334,920	58,134
Other liabilities	189,535	279,250

Total current liabilities	13,665,589	9,684,327

Noncurrent liabilities:
Long-term debt, less current portion above	3,727,393	4,029,738
Accrued long-term liabilities	144,100	144,101
Unearned service revenue	235,614	229,910
Noncurrent deferred tax liability, net	2,013,769	1,973,575

	6,120,876	6,377,324

Contingencies
Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,021,740 issued at January 31, 2004 and October 31, 2003	11,021	11,021
Paid-in capital	12,681,681	12,681,681
Retained earnings	24,791,892	24,229,820
Accumulated other comprehensive loss	(48,505)	(66,846)
Less treasury stock, at cost	(2,244,659)	(2,244,659)

Total shareholders’ equity	35,191,430	34,611,017

Total liabilities and shareholders’ equity	$54,977,895	$50,672,668

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months
	Ended January 31,
	2004	2003

Systems sales	$10,018,357	$8,725,109
Installation and service revenues	6,755,110	6,116,505
Other revenues	155,934	589,791

Net sales and service revenues	16,929,401	15,431,405

Cost of systems sales	8,002,901	6,428,212
Installation and services costs	4,629,602	4,360,407
Cost of other revenues & corporate COGS	341,541	723,691

Total cost of sales and service	12,974,044	11,512,310

Gross profit	3,955,357	3,919,095

Operating expenses:
Selling, general and administrative	2,927,493	2,937,355
Amortization	73,026	45,000

Total operating expenses	3,000,519	2,982,355

Income from operations	954,838	936,740
Interest expense	(83,780)	(179,677)
Interest and other income	54,014	50,172

Subtotal	(29,766)	(129,505)
Income before provision for income taxes	925,072	807,235
Provision for income taxes	363,000	316,000

Net income	$562,072	$491,235

Earnings per share
Basic	$0.06	$0.05

Diluted	$0.06	$0.05

Weighted average shares outstanding	10,002,952	9,702,952

Weighted average equivalent shares	10,208,822	9,941,968

The accompanying notes are an integral part of these consolidated statements.

XETA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED

	Common Stock		Treasury Stock

	Shares Issued	Par Value	Shares	Amount

Balance-October 31, 2003	11,021,740	$11,021	1,018,788	$(2,244,659)

Components of comprehensive income:
Net income	—	—	—	—
Unrealized gain on hedge, net of tax of $9,978	—	—	—	—
Total comprehensive income

Balance- January 31, 2004	11,021,740	$11,021	1,018,788	$(2,244,659)

[Additional columns below]

[Continued from above table, first column(s) repeated]

		Comprehensive
	Paid-in Capital	Loss	Retained Earnings	Total

Balance-October 31, 2003	$12,681,681	$(66,846)	$24,229,820	$34,611,017

Components of comprehensive income:
Net income	—	—	562,072	562,072
Unrealized gain on hedge, net of tax of $9,978	—	18,341	—	18,341

Total comprehensive income				580,413

Balance- January 31, 2004	$12,681,681	$(48,505)	$24,791,892	$35,191,430

The accompanying notes are an integral part of these consolidated statements.

XETA TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Three Months
	Ended January 31,
	2004	2003

Cash flows from operating activities:
Net income	$562,072	$491,235

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	224,663	245,259
Amortization	57,955	45,000
Ineffectiveness of cash flow hedges	4,712	—
Provision for excess and obsolete inventory	—	81,082
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in net investment in sales-type leases & other receivables	5,857	206,492
(Increase) in trade receivables	(3,641,440)	(771,341)
(Increase) decrease in inventories	(582,025)	532,985
(Increase) decrease in deferred tax asset	(125,481)	15,357
(Increase) in prepaid expenses and other assets	(108,350)	(243,599)
Decrease in prepaid taxes	—	298,911
Increase (decrease) in accounts payable	1,646,962	(2,216,086)
Increase (decrease) in unearned revenue	793,707	(96,423)
Increase in accrued income taxes	286,340	9,556
Increase (decrease) in accrued liabilities	277,265	(269,089)
Increase in deferred tax liabilities	32,709	216,837

Total adjustments	(1,127,126)	(1,945,059)

Net cash provided by (used in) operating activities	(565,054)	(1,453,824)

Cash flows from investing activities:
Additions to property, plant & equipment	(320,301)	(244,186)
Proceeds from sale of assets	—	1,818

Net cash used in investing activities	(320,301)	(242,368)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	9,219,391	2,000,000
Principal payments on debt	(302,346)	(822,084)
Payments on revolving line of credit	(8,201,691)	—

Net cash provided by financing activities	715,354	1,177,916

Net decrease in cash and cash equivalents	(170,001)	(518,276)
Cash and cash equivalents, beginning of period	291,118	1,966,734

Cash and cash equivalents, end of period	$121,117	$1,448,458

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$62,399	$240,338
Cash paid during the period for income taxes	$169,432	$14,183

The accompanying notes are an integral part of these consolidated statements.

XETA TECHNOLOGIES, INC.
January 31, 2004
(Unaudited)

1.	BASIS OF PRESENTATION

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading provider of communications solutions with sales and service locations nationwide, serving business clients in sales, consulting, engineering, project management, installation, and service support. The Company sells products which are manufactured by a variety of manufacturers including Avaya, Nortel Networks, Cisco, Hitachi, and Hewlett Packard. In addition, the Company manufactures and markets call accounting systems to the hospitality industry. XETA is an Oklahoma corporation.

The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations. However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest financial statements filed as part of the Company’s Annual Report on Form 10-K, Commission File No. 0-16231. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments made were of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the Commission on January 16, 2004.

2.	SUMMARY OF CRITICAL ACCOUNTING POLICIES

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

Accounts Receivable

Accounts Receivable are recorded at amounts billed to customers less an allowance for doubtful accounts. The allowance for doubtful accounts is based on management’s assessment of the realizability of customers’ balances and any specific disputes. The Company did not record any bad debt expense for the three months ended January 31, 2004 and 2003, respectively.

Property, Plant and Equipment

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under certain systems service agreements. Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis. When assets are retired or sold, the cost of the assets and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in income. Maintenance and repair costs are expensed as incurred. Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use. The Company capitalized $45,000 and $82,000 in interest costs in the three months ended January 31, 2004, and 2003, respectively.

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

Software Development Costs

The Company applies the provisions of SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.” Under SOP 98-1 external direct costs of software development, payroll and payroll related costs for time spent on the project by employees directly associated with the development, and interest costs incurred during the development, as provided under the provisions of SFAS No. 34, “Capitalization of Interest Costs,” should be capitalized after the “preliminary project stage” has been completed. Accordingly, the Company had capitalized $6.8 million and $6.7 million related to the software development as of January 31, 2004 and October 31, 2003, respectively.

Goodwill

The Company applies the provisions of SFAS 142, “Goodwill and Other Intangible Assets. Under SFAS 142, goodwill recorded as a part of a business combination is subject to at least an annual assessment for impairment by applying a fair-value-based test. As required by the standard, the Company has conducted impairment tests shortly after the close of its fiscal year on both October 31, 2003 and 2002. The results of each of these appraisals indicated that the fair value of the Company’s reporting units in which goodwill is associated was higher than their respective carrying values on the balance sheet. Therefore no impairment loss was recognized. An annual impairment test will be conducted in future periods shortly after the close of the Company’s fiscal year.

Derivative Instruments and Hedging Activities

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value. In November 2001 the Company entered into interest rate swaps to hedge the variability of cash flows associated with variable rate interest payments, on amortizing notional amounts of $10.0 million. At January 31, 2004, the notional amount included under the interest rate swap was $5.7 million. The “pay fixed rates” under the swap agreements are 3.32%. The “receive floating rates” for the swap agreements are “1-month” LIBOR, resetting monthly. The interest rate swaps expire in November 2004. Variable rate debt outstanding at January 31, 2004, net of the swap agreements was $4.9 million. Under the provisions of SFAS No. 133, the Company accounts for the swap agreements as a cash flow hedge with the effective portion of the hedge recorded as other comprehensive income and the ineffective portion of the hedge recorded in the consolidated statement of operations.

Segment Information

The Company has three reportable segments: commercial system sales, lodging system sales and installation and service. The Company defines commercial system sales as sales to the non-lodging industry. Installation and service revenues represent revenues earned from installing and maintaining systems for customers in both the commercial and lodging segments.

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and described in the summary of critical accounting policies. Company management evaluates a segment’s performance based upon gross margins. Assets are not allocated to the segments. Sales to customers located outside of the U.S. are immaterial.

The following is tabulation of business segment information for the three months ended January 31, 2004 and 2003.

	Commercial	Lodging	Installation
	System	System	and Service	Other
	Sales	Sales	Revenues	Revenue	Total

2004
Sales	$8,070,809	$1,947,548	$6,755,110	$155,934	$16,929,401
Cost of sales	(6,590,108)	(1,412,793)	(4,629,602)	(341,541)	(12,974,044)
Gross profit	$1,480,701	$534,755	$2,125,508	$(185,607)	$3,955,357
2003
Sales	$7,742,221	$982,888	$6,116,505	$589,791	$15,431,405
Cost of sales	(5,834,179)	(594,033)	(4,360,407)	(723,691)	(11,512,310)
Gross profit	$1,908,042	$388,855	$1,756,098	$(133,900)	$3,919,095

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

	For the Three Months
	Ended January 31,

	2004	2003

Net income as reported	$562,072	$491,235
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	154,469	179,187

Pro forma net income (loss)	$407,603	$312,048

EARNINGS PER SHARE:
As reported – Basic	$0.06	$0.05
As reported – Diluted	$0.06	$0.05
Pro forma – Basic	$0.04	$0.03
Pro forma – Diluted	$0.04	$0.03

The fair value of the options granted was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk free interest rate (4.46% to 5.78%), dividend yield (0.00%), expected volatility (80.50% to 86.31%), and expected life (6 years).

2.	INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

	January 31,	October 31,
	2004	2003

Finished goods and spare parts	$6,977,611	$6,430,977
Raw materials	366,996	366,305

	7,344,607	6,797,282
Less- reserve for excess and obsolete inventories	1,147,680	1,182,380

Total inventories, net	$6,196,927	$5,614,902

3.	PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	Estimated
	Useful	January 31,	October 31,
	Lives	2004	2003

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-5	4,341,397	4,280,916
Software development costs	N/A	6,848,604	6,687,540
Land	—	611,582	611,582
Office furniture	5	1,113,301	1,108,029
Auto	5	220,228	126,743
Other	3-7	511,320	511,320

Total property, plant and equipment		16,044,386	15,724,084
Less- accumulated depreciation		5,466,854	5,257,260

Total property, plant and equipment, net		$10,577,532	$10,466,824

Software development costs represent the costs of a new enterprise-wide software system under development to replace the Company’s three existing software platforms. Implementation is expected in fiscal 2004 and will be amortized over a weighted average useful life of approximately 7.5 years.

4.     ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

	January 31,	October 31,
	2004	2003

Commissions	$545,714	$371,765
Vacation	416,212	436,784
Payroll	234,417	424,243
Bonuses	455,848	363,794
Interest	32,869	13,413
Other	525,490	259,025

Total current	2,210,550	1,869,024
Noncurrent liabilities	144,100	144,101

Total accrued liabilities	$2,354,650	$2,013,125

5.	UNEARNED REVENUE:

Unearned revenue consists of the following:

	January 31,	October 31,
	2004	2003

Customer deposits	$952,940	$488,137
Service contracts	892,627	640,922
Warranty service	369,467	344,192
Systems shipped but not installed	145,710	99,490
Other	47,582	47,582

Total current unearned revenue	2,408,326	1,620,323
Noncurrent unearned service contract revenue	235,614	229,910

Total unearned revenue	$2,643,940	$1,850,233

6.	INCOME TAXES:

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	January 31,	October 31,
	2004	2003

Deferred tax assets:
Currently nondeductible reserves	$439,022	$453,413
Accrued liabilities	453,805	345,021
Prepaid service contracts	124,468	107,310
Unamortized cost of service contracts	16,398	19,338
Other	120,292	111,605

Total deferred tax asset	1,153,985	1,036,687

Deferred tax liabilities:
Intangible assets and other	1,789,773	1,620,098
Tax income to be recognized on sales-type lease contracts	12,438	27,000
Depreciation and sale of assets	354,310	454,694
Unamortized capitalized software development costs		22,718

Total deferred tax liability	2,156,521	2,124,510

Net deferred liability	$(1,002,536)	$(1,087,823)

7.	CREDIT AGREEMENTS:

On October 1, 2003, the Company entered into a new revolving credit and term loan agreement with a new banking institution, replacing the previous credit facility and bank syndicate. This new agreement contains three separate notes: a term loan amortizing over 36 months, a mortgage agreement amortizing over 13 years, and a $7.5 million revolving credit agreement to finance growth in working capital. Availability under the revolving line of credit is secured by trade accounts receivable and inventories. The Company had approximately $5.7 million available under the revolving line of credit at January 31, 2004. Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories. The revolving line of credit matures on September 29, 2004. At January 31, 2004, long-term debt consisted of the following:

	January 31,	October 31,
	2004	2003

Term loan, payable in monthly installments of $86,524, due September 30, 2006 collateralized by all assets of the Company.	$2,769,469	$3,029,041
Real estate term note, payable in monthly installments of $14,166, due September 30, 2006, secured by a first mortgage on the Company’s building.	2,167,569	2,210,342

	4,937,038	5,239,383
Less-current maturities	1,209,645	1,209,645

	$3,727,393	$4,029,738

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 1.12% at January 31, 2004) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 4.00% at January 31, 2004) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio. At January 31, 2004, the Company was paying 3.13% on the revolving line of credit borrowings, 3.12% on the term loan and 2.87% on the mortgage note. The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to EBITDA, limitations on capital spending, and debt service coverage requirements. At January 31, 2004, the Company was in compliance with all of the covenants contained in the agreement.

Based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

9.	EARNINGS PER SHARE:

Basic and diluted earnings per common share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the reporting periods. Options to purchase 240,188 shares of common stock at an average exercise price of $15.63 and 1,240,081 shares of common stock at an average exercise price of $7.25 were not included in the computation of diluted earnings per share for the three months ended January 31, 2004 and 2003, respectively, because inclusion of these options would be anti-dilutive.

10.	GOODWILL:

During fiscal years 2000 and 2001, the Company made four acquisitions, all using the purchase method of accounting. To the extent that the purchase price of the assets exceeded their fair value, the Company recorded the difference as goodwill. Prior to the adoption of SFAS No. 142, the Company amortized goodwill into its operating results over the estimated useful life of 20 years. Upon adoption of SFAS No. 142, amortization was ended and replaced with periodic evaluation of the fair value of goodwill compared to its recorded book value. In addition, the Company is reducing the carrying value of goodwill each period to amortize the difference between the recorded value of goodwill on the Company’s tax return compared to the value recorded on the Company’s balance sheet, reflecting a difference in the valuation dates used for common stock given in one of the acquisitions. During fiscal 2004, the Company has reduced goodwill by $13,894 to reflect this difference.

11.	CONTINGENCIES:

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which are subject to the provisions of the Private Securities Litigation Reform Act of 1995. These statements include, without limitation, statements concerning: expectations regarding our financial position including sales, revenues, gross margins, operating margins and expenses, and earnings for the first quarter; trends and conditions in the U.S. economy and in the communications technology industry; and our ability to implement our overall business plan and in particular, our Nortel Networks product line . These and other forward-looking statements (generally identified by such words as “expects,” “plans,” “believes,” “anticipates” “forecasts,” “predicts,” and similar words or expressions) are not guarantees of performance but rather reflect our current expectations, assumptions and beliefs based upon information currently available to us. Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties which are difficult to predict and that could cause actual results to differ materially from those projected. Many of these risks and uncertainties are described under the heading “Outlook and Risk Factors” below. Consequently, all forward-looking statements should be read in conjunction with the risk factors discussed herein and throughout this report together with the risk factors identified in the Company’s Annual Report on Form 10-K, which was filed on January 16, 2004.

Overview

Strategy. During the first quarter of fiscal 2004, we continued to pursue our long-term strategy to be a leading provider of communications solutions serving national business and hospitality clients in sales, consulting, engineering, project management, installation, and service support. During the economic downturn of the past three years, U.S. companies severely curtailed their capital spending on technology in general and communications systems, specifically. Notwithstanding the sluggish economy however, the development of a new generation of communications systems, converged communications systems that transmit voice traffic effectively over data networks, continued nearly unabated. Now, most major manufacturers have introduced a robust line of these systems. We represent three of the major manufacturers in this market: Avaya Inc. (“Avaya”), Nortel Networks, and Hitachi.

To pursue this strategy and to differentiate ourselves from our competitors, we have invested in the necessary technical talent to effectively design, implement and maintain these sophisticated systems and will continue to do so. We believe that our long-term success will be tied directly to our ability to help our customers navigate from the previous generation of stand-alone phone systems to this new generation of communications systems and then to maintain those systems and introduce productivity-enhancing or cost-saving applications as they become available. We will continue to target multi-location customer applications as our primary customer set because of the breadth of our abilities and our nationwide sales and service presence.

A primary focus in the first quarter was to continue to launch our entry into the Nortel Networks product line. We became a Nortel Networks dealer in mid-2003 and spent the balance of last calendar year assembling a technical and sales staff to support the product. The results of our efforts to date are discussed later in this overview.

Operating Summary. In the first quarter of fiscal 2004, our revenues and earnings were at the highest levels in the past nine fiscal quarters. These results reflect several large orders processed during the quarter, continued close controls over operating expenses, and lower borrowing costs, partially offset by lower gross margins earned on sales of systems both to commercial and lodging customers. Overall, we are very pleased with these results, but continue to be cautiously optimistic about near-term results as the economy continues to produce mixed signals. We believe the large orders, albeit at lower gross margins, received so far this year are a positive sign; however, our overall order rates for new systems indicate that technology spending may still be lagging the overall economic recovery.

All phases of our services business grew in the first quarter. We experienced significant gains in service contract and T&M revenues. Also, the increase in systems sales generated increases in installation and professional services revenues. Our gross margins earned on services were 31.5% in the first quarter, the highest in the past nine quarters, reflecting improved utilization of our technical force.

We continued our entry into the Nortel Networks’ market during the first quarter as we secured several major service accounts and built our sales and technical competencies. This initiative is exceeding our expectations for services revenue production and we’re very pleased with the pace at which our technicians are embracing this new product line. We believe the addition of the Nortel Networks product line is an important building-block for the long-term growth and stability of the company. We are continuing to make investments into this market by hiring additional sales and technical staff and through continued investments in training.

Financial Position Summary. Our financial position remains strong as we expanded working capital and continued to reduce our term debt during the quarter. Our assets grew approximately 8.5% during the quarter reflecting the rapid growth in sales primarily generated from a few, large orders which were working their way through the working capital cycle at January 31, 2004. As a result, our accounts receivable grew significantly compared to the balances at October 31, 2003. This growth in receivables reflects current amounts due which we expect to collect in the 2nd quarter as projects close and customers make final payments. We financed this growth in working capital to a large degree through borrowings on our revolving line of credit. Net additional borrowings under the line of credit were approximately $1.0 million during the quarter. We completed the quarter with approximately $5.7 million in available capacity under the line of credit.

Expectations. While macro economic indicators seem to be improving and our first quarter results are improved over a year ago, our order rates for new equipment continue to be erratic as they have been for over three years now. As a result, our revenue and earnings levels have also been difficult to predict. We have maintained a cautious posture, making careful investments in growth initiatives, such as the Nortel Networks initiative discussed above, while still closely watching our cost structure and remaining prepared for economic fluctuations. We expect to continue this posture until we see broader-based improvement in order rates. This means that we will continue to focus on sales productivity improvements, gross margin enhancement, maximization of vendor incentives, and close control over operating expenses, coupled with targeted investments in growth initiatives.

The following discussion presents additional information regarding our financial condition and results of operations for the quarter ending January 31, 2004 and should be read in conjunction with our comments above as well as the Outlook and Risk Factors discussion contained at the end of this section of the report.

Financial Condition

Our cash flows are derived primarily from earnings. We believe that the most efficient way to accelerate earnings into positive cash flow is to have good procedures surrounding sales order management, project management, credit, billing, and collections. We closely monitor our accounts receivable agings and daily billings to surface bottlenecks in our billing and collection procedures as quickly as possible. Because a significant portion of our revenues are derived from the sale of moderate to complex communications systems which require lengthy implementation processes, our finance staff works closely with operations personnel to monitor the status of these projects. By doing so, we can quickly and accurately process change orders, progress billings, and final billings to our customers. Our experience indicates that the efforts we put forth in sales order management results in higher customer satisfaction through accurate billings, which in turn, produces prompt payment.

From time to time, rapid growth in our revenues creates short-term shortages in working capital, which we manage through the use of a $7.5 million revolving line of credit we have with our bank. Borrowings under the line of credit are based upon predetermined advance rates against accounts receivables and inventories. At January 31, 2004, our current accounts receivable and inventory balances were sufficient to support access to the full amount of the line of credit, although only $1.7 million was borrowed, leaving approximately $5.7 million available.

During the first quarter, our operating cash was a negative $501,000, which was expected given the rapid increase in our revenues in the first quarter. Note that our revenues from sales of systems grew by 68% in the first quarter compared to the fourth quarter of last year. Sales of systems tend to strain our working capital more than increases in services revenues because we have to purchase inventory up front to support sales of systems. As a result of the increase in revenues, our accounts receivable grew by approximately $3.6 million in the quarter, which we expect to collect in the second quarter as implementation of these orders is completed. Earnings and non-cash charges combined with other changes in working capital balances netted together to reduce the decline in cash from operations to $501,000.

Our capital investments are typically modest and are primarily to support new personnel. Currently, however, we are in the final stages of implementing a new software platform to support all of our operating and financial reporting activities. The purpose of this implementation is to condense the current three software platforms down to one and provide a long-term solution that will support rapid expansion of our customer base and revenues. During the quarter, our capital spending was $320,000 and was roughly split evenly between expenditures made to support additional personnel and upgrade existing network infrastructure and expenditures to continue the implementation of the new software platform.

In addition to the working capital line of credit discussed above, we have approximately $4.9 million in term debt at January 31, 2004. This debt consists of a mortgage on our corporate headquarters building of $2.2 million and a term note of $2.7 million. Payments on the mortgage note are based on a 13-year amortization schedule and the note is due in full or will be refinanced by September 30, 2006. The term note is secured by the general assets of the company. Payments are based on a three year amortization schedule and is also due on September 30, 2006. Quarterly principal payments on the two notes are $302,000. The credit agreement, which encompasses both the notes discussed above and the line of credit, contains certain financial covenants common in such agreements. These covenants include tangible net worth requirements, limitations on the amount of funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization “(EBITDA”), limitations on capital spending, and debt service coverage requirements. At January 31, 2004, we were in compliance with all the covenants.

     The table below presents our contractual obligations at January 31, 2004 as well as payment obligations over the next five years:

		Payments due by period

		Less than	2 – 3	4 – 5	More than
Contractual Obligations	Total	1 year	years	years	5 years

Long-term debt	$4,937,038	$1,209,645	$3,727,393	$—	$—
Operating leases	$443,292	227,864	197,071	18,357	—
Total	$5,380,330	$1,437,509	$3,924,464	$18,357	$—

Results of Operations

Our earnings in the first quarter of fiscal 2004 were $562,000 on revenues of $16.9 million, both the best results in 9 quarters. These results reflect a 15% increase in earnings and a 10% increase in revenues for the first quarter compared to the first quarter of last year. To earn these results, we improved our gross margins earned on installation and service revenues, held our operating costs in check, and lowered our interest expenses through reductions in our outstanding debt last year. Partially offsetting these improvements was a decline in the margins earned on systems sales. The narrative below provides further explanation of these changes.

Systems Sales. Sales of systems were $10.0 million in the first quarter of fiscal 2004 compared to $8.7 million in the first quarter of fiscal 2003. Most of this increase, $965,000, was from sales of systems to lodging customers. The remaining portion of the increase, $329,000 was from sales of systems to commercial customers. As discussed in the “Overview” section above, sales of systems to commercial customers in the first quarter were dominated by a small number of large orders. These orders were for highly complex, converged systems and reflect the reality of the current marketplace as a few customers are budgeting and spending capital dollars on these systems while others continue to be very cautious and are only spending money for necessary repairs and upgrades. Supporting this view, our order rates for new systems without these larger orders is essentially unchanged from the levels experienced in the last half of fiscal 2003. We believe a gradual recovery is underway. However, we expect that our order rates will remain erratic, but will slowly trend higher as confidence builds.

Installation and Service Revenues. Installation and service revenues consist of the following:

	For the Three Months
	Ended January 31,

	2004	2003

Contract & Time and Materials (T&M)	$4,557,000	$4,243,000
Commercial installations	772,000	756,000
Lodging installations	309,000	171,000
Cabling	289,000	253,000
Consulting	828,000	694,000

Total installation and service revenue	$6,755,000	$6,117,000

The increase in contract and T&M revenues in the first quarter was due to two factors: 1) an increase in maintenance contracts with commercial customers, primarily related to our Nortel Networks initiative; and 2) an increase in T&M revenues. The addition of customers under maintenance contracts typically helps to increase T&M revenues as well as those customers use us for discretionary spending on their systems as well as repair charges not covered by the maintenance agreements. As discussed above in the “Overview”, we are very pleased with the progress of our entry into the Nortel Networks market and have been successful in obtaining several significant customer contracts to maintain Nortel Networks’ equipment. The ability to develop a stable source of recurring revenues from maintenance contracts is one of the primary reasons we added Nortel Networks equipment to our product lines.

Total installation and cabling revenues increased approximately 16% compared to the first quarter of fiscal 2003. This increase tracks closely with the increase in sales of systems with most of the increase related to our lodging customer base. We only derive installation revenues from installation of systems that we sell, so these revenues are expected to track with systems sales levels.

Consulting revenues increased approximately 19% in the first quarter compared to last year. Consulting revenues consists of project management fees earned on systems implementations, professional services or engineering fees earned on the design and programming of systems sold, and software and network consulting fees earned by our consulting group. Both project management fees and professional services fees are generated by sales of new systems. However, they do not necessarily track proportionately with systems sales because the complexity of the services required varies widely from project to project. The increase in Consulting revenues in the first quarter relates to an increase in project management fees and is due to the fact the projects implemented in this quarter were large, multi-location, complex systems which required highly skilled and full-time project management resources.

Gross Margins.

Our gross margins on total sales and service revenues in the first quarter of fiscal 2004 were 23.4% compared to 25.4% in the first quarter of fiscal 2003. The decrease in overall gross margins includes a decline in gross margins earned on systems, partially offset by an increase in the gross margins earned on installation and services revenues.

The gross margins earned on sales of systems was 20.1% in the first quarter of fiscal 2004 compared to 26.3% in the first quarter of last year. This decline is due primarily to product and customer mix and the loss of an important vendor incentive program. Our sales of systems to commercial customers were dominated in the first quarter by large sales to three customers. Due to competitive factors and the mix of products sold, some portions of these sales were made at margins lower than our normal targets. Furthermore, the mix of products sold did not qualify for certain manufacturer rebate programs further eroding the gross margins on these sales. Our gross margins on systems sales to lodging customers was down slightly during the quarter compared to last year reflecting competitive pressures. Finally, we no longer qualify for one of our vendor’s rebate programs related to exclusivity arrangements. This incentive was lost when we added the Nortel Networks product line.

The gross margins earned on installation and service revenues was 31.5% in the first quarter of fiscal 2004 compared to 28.7% in the first quarter of last year. This increase reflects increases in revenues from professional services and project management fees covering fixed costs. The increases in these revenues are more fully discussed above under “Installation and Service” revenues, but are directly related to the increase in sales of complex systems to commercial customers. The engineers, technicians, and project managers that we have on staff are critical to our success in implementing these complex systems. Although we made adjustments to our employee base early on in the economic downturn, we have purposely retained these skill-sets for higher revenue levels. Therefore, as our revenues from professional fees increase, our service margins improve as utilization increases.

A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold expenses. Other revenues typically represent sales and cost of goods sold on equipment or services outside our normal provisioning processes and by their very nature vary significantly in both sales volume and gross margins earned. Other revenues in the first quarter of fiscal 2004 declined approximately 74% compared to the same period last year. This decline represents about 1 percentage point of the total decline in gross margins in the first quarter. Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue streams. These expenses have declined approximately 11% in the first quarter of fiscal 2004 compared to same quarter last year reflecting the effects of our tight cost controls.

Operating Expenses. Operating expenses in the first quarter increased less than 1% or approximately $18,000. This increase consisted of an increase in selling expenses of $47,000, an increase in amortization expense of $28,000, and a decrease in general and administrative costs of $56,000. The increase in selling expenses reflects the addition of several new account executives to support our entry into the Nortel Networks market and higher commissions expenses due to increased gross profits. These increases were partially offset by vendor incentives paid to help offset the costs of new sales initiatives. The increase in amortization expense reflected one-time write-offs of certain capitalized software development costs. The decrease in general and administrative expenses reflects an increase in incentive compensation costs due to higher profitability which was more than offset by an increase in one-time vendor incentive payments. Our baseline general and administrative costs are expected to continue to be relatively flat compared to recent quarters.

Interest Expense and Other Income. Net interest and other expense was $30,000 in the first quarter of fiscal 2004 compared to net interest and other expense of $130,000 for the first quarter last year. This decline reflects lower interest expense directly related to lower average borrowings this quarter compared to a year ago.

Tax Provision. The Company has recorded a combined federal and state tax provision of 39% in all periods presented reflecting the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins. Net income as a percent of revenues was 3.3% for the three months ending January 31, 2004 compared to 3.2% for the same period last year. Provided our revenues continue to expand throughout fiscal 2004, we expect our operating margins to increase as well. We believe that there is still leverage remaining in our operating expenses and that for the foreseeable future, we can restrict the rate of growth in operating expenses to less than that of the growth revenues.

Outlook and Risk Factors

The following discussion is an update to the “Outlook and Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2003. The discussions in the report regarding

“Dependence Upon Avaya”, “Avaya’s Business Partner Program”, “Introduction of New Products”, “Potential Problems with the Implementation of New Products”, “Variability of Gross Margins”, “Dealer Agreements”, “Dependence Upon a Few Suppliers”, “Hiring and Retaining Key Personnel”, “Intense Competition”, “Accounting for Goodwill”, “Upgrading our Technology Infrastructure”, “Targeted Operating Margins”, “Volatility of Our Stock Price”, “Natural Catastrophes”, and “Infringement Claims and Litigation” are still considered current and should be given equal consideration together with the matters discussed below.

Our business is dependent upon capital spending by U.S. companies on communications and other technology equipment.

Our systems sales and installation revenues are largely tied to capital spending by our customers. While a general economic recovery in the U.S. seems to be underway, we continue to see mixed signals regarding capital spending on the equipment we sell. As a result, our investments in growth initiatives continue to be very cautious and targeted, which may ultimately limit our rate of growth.

Our entry into the Nortel product line may not be successful.

As discussed above, we were able to secure several large, prominent maintenance agreements to service Nortel equipment during the first quarter of the year and we’re very pleased with the results of this initiative so far. We are quickly assembling the technical competencies necessary through hiring of technicians with experience in Nortel equipment and through training of our existing personnel. However, our entry into the Nortel market is still in its infancy and we remain unproven as a sales and service organization in this market. Therefore it is possible that our entry into this market may be delayed or be unsuccessful if we have difficulties implementing our sales and services strategies..

Our operating income is highly dependent upon continuing to receive various support payments from our major vendors.

Our manufacturers have a wide variety of vendor incentive programs to support our sales and marketing efforts. These incentives are material to our gross margins as well as to our overall operating results. The manufacturers routinely change the rules or procedures surrounding how these incentives are earned or computed. It is possible that the manufacturers could change or eliminate incentives such that our gross margins or operating results could be materially, adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to our operations result primarily from changes in interest rates. We did not use derivative financial instruments for speculative or trading purposes during the first quarter of fiscal 2004.

     Interest Rate Risk. We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt. Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (1.12% at January 31, 2004) plus 1.25 to 2.75% or the bank’s prime rate (4.0% at January 31, 2004) less 0.0% to 1.125%. In an effort to manage the risk associated with variable interest rates, in November 2001 we entered into interest rate swaps to hedge the variability of cash flows associated with variable rate interest payments, on amortizing notional amounts of $10.0 million. At January 31, 2004, the notional amount included under the interest rate swap was $5.7 million. The “pay fixed rates” under the swap agreements are 3.32%. The “receive floating rates” for the swap agreements are “1-month” LIBOR, resetting monthly. The interest rate swaps expire in November 2004. Variable rate debt outstanding at January 31, 2004, net of the swap agreements was $4.9 million. A hypothetical 10% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures. An evaluation was conducted by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures pursuant to Rules 13a-15 and 15d-15 of the Securities and Exchange Act of 1934. Based on their evaluation of such controls and procedures as of the end of the fiscal quarter covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We continue to monitor the Phonometrics’ litigation, as Phonometrics continues to challenge certain awards of attorneys’ fees against it. A detailed description of the Phonometrics’ cases is contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 filed with the Commission.

There was no material change during the period covered by this report in the status of the claim initiated by the Software & Information Industry Association against the Company. A detailed description of this matter is contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 filed with the Commission.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

a)	Exhibits (filed herewith):

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

SEC Exhibit No.	Description

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K - During the quarter for which this report is filed, the Company filed the following reports on Form 8-K:

Form 8-K filed December 12, 2003 (to furnish earnings release for 2003 fiscal year ).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XETA Technologies, Inc. (Registrant)

Dated: February 25, 2004	By:	/s/ Jack R. Ingram

Jack R. Ingram
Chief Executive Officer

Dated: February 25, 2004	By:	/s/ Robert B. Wagner

Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.