Form 10-K/A
period 2003-10-31
XETA TECHNOLOGIES INC
filed 2004-06-14
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16231

XETA Technologies, Inc.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1130045

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1814 West Tacoma, Broken Arrow, Oklahoma	74012

(Address of principal executive offices)	(Zip Code)

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

Yes ☒	No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

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

EXPLANATORY NOTE

          This Amendment No. 2 to our Annual Report on Form 10-K for the fiscal year ended October 31, 2003, which was originally filed with the Securities and Exchange Commission on January 16, 2004 and amended on February 27, 2004 (the “Annual Report”) is being filed to correct an error in Footnote 1 to the Consolidated Financial Statements with regard to the disclosure for “Stock-Based Compensation Plans”.  This amendment to the Annual Report does not result in a restatement of the Company’s reported earnings, its financial condition, cash flows, or stockholders’ equity, nor does the amendment affect any other disclosure made in the Annual Report, including the Company’s compliance with bank loan covenants.

          In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123, the Company accounts for stock-based employee compensation under the intrinsic value method, an alternative to the fair value method allowed by SFAS 123.  Under this method, the Company discloses the pro forma effect of issued stock options as if the expense, based on the fair value method, had been recorded in the financial statements; and, as if the Company would have not adjusted its employee compensation plans to minimize the impact of such effect on the income statement.  The Company recently discovered that it had misapplied certain of the provisions of SFAS 123 relating to computing the pro forma impact of the stock options.  Most significantly, the Company has been amortizing the pro forma effect of the stock options over their expected life, estimated to be six years, rather than their vesting period, generally three years.   This amendment corrects the pro forma net income (loss) and pro forma earnings (loss) per share disclosures found in footnote 1 to the Consolidated Financial Statements under the caption “Stock-Based Compensation Plans”.

          This Amendment No. 2 amends Item 8 of Part II of the Annual Report to the extent described above and Item 15 of Part IV, and except for such Items and Exhibits 23, 31.1, 31.2, 32.1 and 32.2, no other information in the Annual Report as originally filed is amended hereby.

          This Form 10-K/A continues to speak as of the date of the original filing of the Annual Report and we have not updated any disclosures contained herein to reflect any events that have occurred since the filing of the original Annual Report.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s subsequent filings with the SEC.  The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

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

Subsequent to the initial issuance of these financial statements, management determined that certain provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123), relating to computing the pro forma impact of issued stock options were misapplied.  The pro forma disclosures in the “Stock Based Compensation Plans” section of Note 1 to the consolidated financial statements have been revised to correct the previously reported pro forma disclosures.

As discussed above, the consolidated financial statements of XETA Technologies, Inc. and subsidiaries for the year ended October 31, 2001, were audited by other auditors who have ceased operations.  As described in Note 1, these financial statements have been revised to include the disclosures required by Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosures, which was adopted by the Company for the year ended October 31, 2003 and as discussed in the previous paragraph, to correct the previously reported pro forma disclosures.  Our audit procedures with respect to the disclosures in the “Stock Based Compensation Plans” section of Note 1 for 2001 included (i) agreeing the previously reported net income to the previously issued financial statements and the adjustments to reported net income representing compensation expense recognized in that year under APB No. 25, Accounting for Stock Issued to Employees and the pro forma compensation expense under SFAS 123, to the Company’s underlying records obtained from management, and (ii) testing the mathematical accuracy of the reconciliation of pro forma net income to reported net income and the related earnings-per-share amounts.  In our opinion, the disclosures for 2001 in the “Stock Based Compensations Plans” section of Note 1 are appropriate.  However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and the matters discussed in a previous paragraph and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ GRANT THORNTON LLP

Tulsa, Oklahoma
December 5, 2003 (except for the “Stock Based Compensation Plans”
     section of Note 1, as to which the date is June 3, 2004)

          The following audit report of Arthur Anderson LLP, our former independent public accountants, is a copy of the original report dated December 11, 2001 rendered by Arthur Anderson LLP on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended October 31, 2001.  This audit report has not been reissued by Arthur Anderson LLP since December 11, 2001 nor has Arthur Anderson LLP provided a consent to the inclusion of its report in this form 10-K.  We are including this copy of the Arthur Anderson LLP audit report pursuant to Rule 2-02(e) of Regulation S-X under the Securities Act of 1933.

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

XETA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended October 31,

	2003	2002	2001

Systems sales	$27,549,876	$27,852,358	$52,027,695
Installation and service revenues	23,338,915	25,390,142	33,105,152
Other revenues	1,792,512	497,778	921,182

Net sales and service revenues	52,681,303	53,740,278	86,054,029

Cost of systems sales	19,621,591	21,383,502	36,260,942
Installation and services costs	16,548,392	18,803,143	23,616,074
Cost of other revenues & corporate COGS	2,192,967	1,956,071	2,758,651

Total cost of sales and service	38,362,950	42,142,716	62,635,667

Gross profit	14,318,353	11,597,562	23,418,362

Operating expenses:
Selling, general and administrative	11,030,671	10,279,299	14,459,740
Amortization	180,000	180,000	1,609,466

Total operating expenses	11,210,671	10,459,299	16,069,206

Income from operations	3,107,682	1,138,263	7,349,156
Interest expense	(473,979)	(887,274)	(2,095,331)
Interest income and other income (expense)	(71,139)	1,196,250	471,812

Subtotal	(545,118)	308,976	(1,623,519)

Income before provision for income taxes	2,562,564	1,447,239	5,725,637
Provision for income taxes	1,005,000	569,000	2,245,000

Net income	$1,557,564	$878,239	$3,480,637

Earnings per share
Basic	$0.16	$0.09	$0.38

Diluted	$0.16	$0.09	$0.36

Weighted average shares - Basic	9,827,884	9,375,336	9,061,105

Weighted average shares - Diluted	9,960,098	9,866,162	9,698,048

The accompanying notes are an integral part of these consolidated statements.

XETA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock		Paid-in Capital	Comprehensive Loss	Retained Earnings	Total

	Shares Issued	Par Value	Shares	Amount

Balance-October 31, 2000	9,662,736	$9,662	1,018,788	$(2,244,659)	$9,486,776	$—	$18,313,380	$25,565,159
Stock options exercised $.001 par value	594,004	594	—	—	369,169	—	—	369,763
Tax benefit of stock options	—	—	—	—	1,781,867	—	—	1,781,867
Net Income	—	—	—	—	—	—	3,480,637	3,480,637

Balance-October 31, 2001	10,256,740	10,256	1,018,788	(2,244,659)	11,637,812	—	21,794,017	31,197,426
Stock options exercised $.001 par value	465,000	465	—	—	115,785	—	—	116,250
Tax benefit of stock options	—	—	—	—	439,432	—	—	439,432
Components of comprehensive income:
Net income	—	—	—	—	—	—	878,239	878,239
Unrealized gain/loss on hedge, net of tax of $71,148	—	—	—	—	—	(110,353)	—	(110,353)

Total comprehensive income								767,886

Balance-October 31, 2002	10,721,740	10,721	1,018,788	(2,244,659)	12,193,029	(110,353)	22,672,256	32,520,994
Stock options exercised $.001 par value	300,000	300	—	—	74,700	—	—	75,000
Tax benefit of stock options	—	—	—	—	413,952	—	—	413,952
Components of comprehensive income:
Net income	—	—	—	—	—	—	1,557,564	1,557,564
Unrealized gain on hedge, net of tax of $28,050	—	—	—	—	—	43,507	—	43,507

Total comprehensive income								1,601,071

Balance-October 31, 2003	11,021,740	$11,021	1,018,788	$(2,244,659)	$12,681,681	$(66,846)	$24,229,820	$34,611,017

XETA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended October 31,

	2003	2002	2001

Cash flows from operating activities:
Net income	$1,557,564	$878,239	$3,480,637

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	971,499	1,167,226	1,004,518
Amortization	180,000	180,000	1,609,466
Loss on sale of assets	48,521	47,373	10,693
Provision for (reversal of) returns & doubtful accounts receivable	(45,907)	(748,200)	290,000
Provision for excess and obsolete inventory	280,431	1,068,013	1,300,000
Change in assets and liabilities, net of acquisitions:
Decrease in net investment in sales-type leases & other receivables	135,311	2,093,243	1,488,208
Decrease in trade receivables	3,963,230	7,176,595	15,111,338
(Increase) decrease in inventories	1,906,448	139,171	(2,548,903)
(Increase) decrease in deferred tax asset	(293,109)	421,105	(502,687)
(Increase) decrease in prepaid expenses and other assets	(99,146)	168,755	159,284
(Increase) decrease in prepaid taxes	1,195,539	(532,581)	(662,958)
Increase (decrease) in accounts payable	(2,190,257)	1,571,788	(7,782,294)
(Decrease) in unearned revenue	(462,367)	(669,669)	(2,794,181)
Increase in accrued income taxes	96,352	550,919	1,655,925
(Decrease) in accrued liabilities and other	(260,861)	(1,140,540)	(2,107,597)
Increase in deferred tax liabilities	1,190,155	592,563	82,280

Total adjustments	6,615,839	12,085,761	6,313,092

Net cash provided by operating activities	8,173,403	12,964,000	9,793,729

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	—	(5,595,193)
Additions to property, plant & equipment	(1,031,696)	(2,121,298)	(3,585,867)
Proceeds from sale of assets	2,568	48,232	1,200

Net cash used in investing activities	(1,029,128)	(2,073,066)	(9,179,860)

Cash flows from financing activities:
Proceeds from issuance of debt	1,125	—	5,500,000
Proceeds from draws on revolving line of credit	16,083,009	16,275,000	40,035,000
Principal payments on debt	(9,615,089)	(4,288,339)	(11,162,073)
Payments on revolving line of credit	(15,363,936)	(21,625,000)	(35,685,000)
Exercise of stock options	75,000	116,250	369,763

Net cash (used in) financing activities	(8,819,891)	(9,522,089)	(942,310)

Net increase (decrease) in cash and cash equivalents	(1,675,616)	1,368,845	(328,441)
Cash and cash equivalents, beginning of period	1,966,734	597,889	926,330

Cash and cash equivalents, end of period	$291,118	$1,966,734	$597,889

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$784,006	$1,246,709	$2,760,516
Cash paid during the period for income taxes	$132,011	$409,404	$1,645,414
Contingent consideration paid to target shareholder(s)	$—	$1,000,000	$2,000,000

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

The Company recently discovered that it had misapplied certain provisions of SFAS 123, most significantly relating to the amortization period to be used when computing the pro forma impact of issued stock options.  The Company has been amortizing the pro forma effect of issued stock options over the option’s expected life, estimated to be six years, rather than the option’s vesting period, generally three years.   The following pro forma disclosures for the fiscal years ended October 31, 2003, 2002, and 2001, have been revised to correct the previously reported pro forma disclosures and are presented in the table below:

Revised Pro Forma Disclosures:	For the Year Ended October 31,

	2003	2002	2001

NET INCOME (LOSS):
As reported	$1,557,564	$878,239	$3,480,637
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(388,628)	(1,084,695)	(1,006,100)

Pro forma	$1,168,936	$(206,456)	$2,474,537

EARNINGS (LOSS) PER SHARE:
As reported – Basic	$0.16	$0.09	$0.38
As reported – Diluted	$0.16	$0.09	$0.36
Pro forma – Basic	$0.12	$(0.02)	$0.27
Pro forma – Diluted	$0.12	$(0.02)	$0.26

Previously reported pro forma amounts for the fiscal years ended October 31, 2003, 2002, and 2001 were as follows:   stock-based employee compensation expense, net of tax effects - $701,520, $641,258, and $666,184, respectively: net income - $856,044, $236,981 and $2,814,453, respectively;  earnings per share – basic - $0.09, $0.03, and $0.31, respectively; and earnings per share – diluted - $0.09, $0.03, and $0.29, respectively.

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

The following is tabulation of business segment information for 2003, 2002 and 2001.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total

2003
Sales	$21,304,223	$6,245,653	$23,338,915	$1,792,512	$52,681,303
Cost of sales	15,279,565	4,342,026	16,548,392	2,192,967	38,362,950
Gross profit	6,024,658	1,903,627	6,790,523	(400,455)	14,318,353
2002
Sales	$21,788,576	$6,063,782	$25,390,142	$497,778	$53,740,278
Cost of sales	17,117,974	4,265,528	18,803,143	1,956,071	42,142,716
Gross profit	4,670,602	1,798,254	6,586,999	(1,458,293)	11,597,562
2001
Sales	$41,964,072	$10,063,623	$33,105,152	$921,182	$86,054,029
Cost of sales	29,811,902	6,449,040	23,616,074	2,758,651	62,635,667
Gross profit	12,152,170	3,614,583	9,489,078	(1,837,469)	23,418,362

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

Other Intangible Assets

	As of October 31, 2003		As of October 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Software production costs	$1,291,021	$1,233,066	$1,291,021	$1,053,066
Other	190,780	134,089	190,780	93,564

Total amortized intangible assets	$1,481,801	$1,367,155	$1,481,801	$1,146,630

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31 are presented below:

	2003	2002

Deferred tax assets:
Currently nondeductible reserves	$453,413	$299,530
Accrued liabilities	345,021	166,762
Prepaid service contracts	107,310	168,210
Unamortized cost of service contracts	19,338	52,788
Other	111,605	119,418

Total deferred tax asset	1,036,687	806,708

Deferred tax liabilities:
Tax income to be recognized on sales-type lease contracts	27,000	50,062
Unamortized capitalized software development costs	22,718	93,279
Depreciation and sale of assets	454,694	307,234
Intangible assets	1,620,098	950,170

Total deferred tax liability	2,124,510	1,400,745

Net deferred tax liability	$(1,087,823)	$(594,037)

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

9.  DERIVATIVES AND RISK MANAGEMENT:

The Company has an outstanding interest rate swap in a notional amount of $6.2 million which expires in November, 2004.  Under this contract, the Company pays a fixed interest rate of 3.32% and receives a variable interest payment based on one-month LIBOR rates.  The Company currently pays an additional 1.25% to 2.75% above LIBOR or the bank’s prime rate (4.0% on October 31, 2003) less 0.0% to 1.25% on the various pieces of its credit facility.  SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS 137 and SFAS 138 governs the accounting for derivative instruments such as interest rate swaps.  Under the provisions of SFAS No. 133, as long as the interest rate hedge is “effective”, as defined in the standard, the Company’s interest rate swap is accounted for by recognizing an asset or liability at fair value with the offsetting entry to other comprehensive income or loss in Company’s stockholders’ equity section.  Accordingly, the Company has recognized a current liability and other comprehensive loss of $66,846 at October 31, 2003.  No material ineffective portion of the interest rate swap existed at October 31, 2003.

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

	Outstanding Options (1988 and 2000 Plans)

	Number	Price Per Share

Balance, October 31, 2000	474,644	$ 0.25 — 18.13
Granted	119,350	5.31 — 11.63
Exercised	(94,004)	0.25 — 4.38
Forfeited	(58,850)	9.06 — 18.13

Balance, October 31, 2001	441,140	0.31 — 18.13
Granted	277,900	3.63 — 5.80
Exercised	—	—
Forfeited	(44,100)	3.63 — 18.13

Balance, October 31, 2002	674,940	0.31 — 18.13
Granted	5,000	3.00
Exercised	—	—
Forfeited	(56,340)	3.63 — 18.13

Balance, October 31, 2003	623,600	$ 0.31 — 18.13

The Company has also granted options outside the Plan to certain officers and directors.  These options generally expire ten years from the date of grant and are exercisable over the period stated in each option.  The table below presents information regarding options granted outside the Plan.

	Outstanding Options

	Number	Price Per Share

Balance, October 31, 2000	2,150,400	$0.25 — 15.53
Exercised	(500,000)	0.25 — 0.25
Forfeited	(200,000)	5.81

Balance, October 31, 2001	1,450,400	0.25 — 15.53
Granted	—	—
Exercised	(465,000)	0.25

Balance, October 31, 2002	985,400	0.25 — 15.53
Granted	—	—
Exercised	(300,000)	0.25
Forfeited	—	—

Balance, October 31, 2003	685,400	$0.38 — 15.53

The following is a summary of stock options outstanding as of October 31, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at October 31, 2003	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at October 31, 2003	Weighted Average Exercise Price

$0.31-1.64	110,072	$0.81	0.08	110,072	$0.81
$3.63-5.81	956,928	$5.11	6.20	686,001	$5.64
$9.06-12.31	62,450	$10.07	6.60	19,900	$9.15
$15.53-18.13	179,550	$17.55	6.40	179,550	$17.55

11.  EARNINGS PER SHARE:

All basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period.  A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	For the Year Ended October 31, 2003

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$1,557,564	9,827,884	$0.16

Dilutive effect of stock options		132,214

Diluted EPS
Net income	$1,557,564	9,960,098	$0.16

	For the Year Ended October 31, 2002

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$878,239	9,375,336	$0.09

Dilutive effect of stock options		490,826

Diluted EPS
Net income	$878,239	9,866,162	$0.09

	For the Year Ended October 31, 2001

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$3,480,637	9,061,105	$0.38

Dilutive effect of stock options		636,943

Diluted EPS
Net income	$3,480,637	9,698,048	$0.36

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

	For the Fiscal Year Ended October 31, 2003

	Quarter Ended

	January 31, 2003	April 30, 2003	July 31, 2003	October 31, 2003

	(in thousands, except per share data)
Net sales	$15,431	$11,765	$12,910	$12,575
Gross profit	3,919	3,436	3,561	3,402
Operating income	937	637	742	792
Net income	491	313	376	378
Basic EPS	$0.05	$0.03	$0.04	$0.04
Diluted EPS	$0.05	$0.03	$0.04	$0.04

	For the Fiscal Year Ended October 31, 2002

	Quarter Ended

	January 31, 2002	April 30, 2002	July 31, 2002	October 31, 2002

	(in thousands, except per share data)
Net sales	$13,763	$12,559	$12,808	$14,610
Gross profit	3,259	2,914	2,139	3,285
Operating income	599	154	(67)	452
Net income	276	7	129	466
Basic EPS	$0.03	$0.00	$0.01	$0.05
Diluted EPS	$0.03	$0.00	$0.01	$0.05

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report:

	(1)	Financial Statements – See Index to Financial Statements at Page 3 of this Form 10-K/A.

	(2)	Financial Statement Schedule – None.

	(3)	Exhibits – The following exhibits are included with this report or incorporated herein by reference:

No.	Description

3(i)1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 and 3.2 to XETA’s Registration Statement on Form S-1 filed June 17, 1987, File No. 33-7841).

3(i)2

Amendment No. 1 to Amended and Restated Certificate of Incorporation  (incorporated by reference to Exhibit 4.2 to XETA’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed July 28, 1999, File No. 33-62173).

3(i)3	Amendment No. 2 to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)I to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

3(i)4

Amendment No. 3 to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.4 to XETA’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed June 28, 2000).

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii)(a) to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001).

10. 1**	Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.9 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 2**	XETA Technologies 2000 Stock Option Plan (incorporated by reference to Exhibit 10.11 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 3**	Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.14 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.4*	HCX 5000/HCX 5000i® Authorized Distributor Agreement for 2003 dated January 1, 2003 between Hitachi Telecom (USA), Inc. and XETA Corporation.

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

10.6*

Avaya Inc. Reseller Master Terms and Conditions effective as of August 6, 2003 between Avaya Inc. and XETA Technologies, Inc., including Reseller Product Group Attachment for Enterprise Communication and Internetworking Solutions Product, Reseller Product Group Attachment: Octel® Products, and Addendum for GSA Schedule Contract Sales to the Federal Government.

10.7*	Revolving Credit and Term Loan Agreement dated as of October 1, 2003 between XETA Technologies, Inc. and Bank of Oklahoma, N.A. (“BOK”)

10.8*	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated October 1, 2003 granted to BOK.

10.9*	Promissory Note ($2,238,333.48 payable to BOK) dated October 1, 2003.

10.10*	Promissory Note ($7,500,000 payable to BOK) dated October 1, 2003.

10.11*	Promissory Note ($3,374,734.33 payable to BOK) dated October 1, 2003.

10.12*	Security Agreement dated October 1, 2003 granted to BOK.

21*	Subsidiaries of XETA Technologies, Inc.

23†	Consent of Grant Thornton LLP.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with the Company’s Annual Report on Form 10-K for the year ended October 31, 2003, filed with the Securities and Exchange Commission on January 16, 2004.

** Indicates management contract or compensatory plan or arrangement.

† Filed herewith.

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

XETA TECHNOLOGIES, INC.

June 10, 2004	By:	/s/ JACK R. INGRAM

Jack R. Ingram, Chief Executive Officer and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 10, 2004	/s/ JACK R. INGRAM

Jack R. Ingram, Chief Executive Officer, President, and Director

June 10, 2004	/s/ ROBERT B. WAGNER

Robert B. Wagner, Chief Financial Officer

June 10, 2004	/s/ DONALD T. DUKE

Donald T. Duke, Director

June 10, 2004	/s/ RONALD L. SIEGENTHALER

Ronald L. Siegenthaler, Director

INDEX TO EXHIBITS

No.	Description

3(i)1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 and 3.2 to XETA’s Registration Statement on Form S-1 filed June 17, 1987, File No. 33-7841).

3(i)2

Amendment No. 1 to Amended and Restated Certificate of Incorporation  (incorporated by reference to Exhibit 4.2 to XETA’s Post-Effective Amendment No. 1 to Registration Statement on Form S-8 filed July 28, 1999, File No. 33-62173).

3(i)3	Amendment No. 2 to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i)I to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

3(i)4

Amendment No. 3 to Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.4 to XETA’s Post-Effective Amendment No. 2 to Registration Statement on Form S-8 filed June 28, 2000).

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii)(a) to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001).

10. 1**	Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.9 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 2**	XETA Technologies 2000 Stock Option Plan (incorporated by reference to Exhibit 10.11 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 3**	Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.14 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.4*	HCX 5000/HCX 5000i® Authorized Distributor Agreement for 2003 dated January 1, 2003 between Hitachi Telecom (USA), Inc. and XETA Corporation.

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

10.6*

Avaya Inc. Reseller Master Terms and Conditions effective as of August 6, 2003 between Avaya Inc. and XETA Technologies, Inc., including Reseller Product Group Attachment for Enterprise Communication and Internetworking Solutions Product, Reseller Product Group Attachment: Octel® Products, and Addendum for GSA Schedule Contract Sales to the Federal Government.

10.7*	Revolving Credit and Term Loan Agreement dated as of October 1, 2003 between XETA Technologies, Inc. and Bank of Oklahoma, N.A. (“BOK”)

10.8*	Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated October 1, 2003 granted to BOK.

10.9*	Promissory Note ($2,238,333.48 payable to BOK) dated October 1, 2003.

10.10*	Promissory Note ($7,500,000 payable to BOK) dated October 1, 2003.

10.11*	Promissory Note ($3,374,734.33 payable to BOK) dated October 1, 2003.

10.12*	Security Agreement dated October 1, 2003 granted to BOK.

21*	Subsidiaries of XETA Technologies, Inc.

23†	Consent of Grant Thornton LLP.

31.1†	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2†	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed with the Company’s Annual Report on Form 10-K for the year ended October 31, 2003, filed with the Securities and Exchange Commission on January 16, 2004.

** Indicates management contract or compensatory plan or arrangement.

† Filed herewith.