Form 10-Q/A
period 2004-01-31
XETA TECHNOLOGIES INC
filed 2004-06-14
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16231

XETA Technologies, Inc.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1130045

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

1814 W. Tacoma, Broken Arrow, OK	74012-1406

(Address of principal executive offices)	(Zip Code)

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2003

Common Stock, $.001 par value	10,002,952

EXPLANATORY NOTE

          Xeta Technologies, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarterly period ended January 31, 2004 (the “Form 10-Q/A”) to amend certain disclosures in its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2004, which was originally filed with the Securities and Exchange Commission on March 2, 2004 (the “Quarterly Report”). This amendment is being filed to correct an error in Footnote 2 to the Consolidated Financial Statements with regard to the disclosure for “Stock-Based Compensation Plans”. The amendment to the Quarterly Report does not result in a restatement of the Company’s reported earnings, its financial condition, cash flows, or stockholders’ equity, nor does the amendment affect any other disclosures made in the Quarterly Report.

          In accordance with the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123”, the Company accounts for stock-based employee compensation under the intrinsic value method, an alternative to the fair value method allowed by SFAS 123. Under this method, the Company discloses the pro forma effect of issued stock options as if the expense, based on the fair value method, had been recorded in the financial statements; and, as if the Company would have not adjusted its employee compensation plans to minimize the impact of such effect on the income statement. The Company recently discovered that it had misapplied certain of the provisions of SFAS 123 relating to computing the pro forma impact of the stock options. Most significantly, the Company has been amortizing the pro forma effect of the stock options over their expected life, estimated to be six years, rather than their vesting period, generally three years.  This Form 10-Q amendment corrects the pro forma net income and pro forma earnings per share disclosures, found in Footnote 2 to the unaudited Consolidated Financial Statements, under the caption “Stock-Based Compensation Plans.”

          This Amendment amends Item 1 of Part I to the extent discussed above, and except for such Item and Exhibits 31.1, 31.2, 32.1 and 32.2, no other information in the Quarterly Report as originally filed is amended hereby.

           This Form 10-Q/A continues to speak as of the date of the original filing of the Quarterly Report and we have not updated any disclosures contained herein to reflect any events that have occurred since the filing of the original Quarterly Report. Accordingly, this Form 10-Q/A should be read in conjunction with the Company's subsequent filings with the SEC.  The filing of this Form 10-Q/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

PART I. FINANCIAL INFORMATION

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

XETA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED

	Common Stock		Treasury Stock
					Paid-in Capital	Comprehensive Loss	Retained Earnings	Total
	Shares Issued	Par Value	Shares	Amount

Balance-October 31, 2003	11,021,740	$11,021	1,018,788	$(2,244,659)	$12,681,681	$(66,846)	$24,229,820	$34,611,017

Components of comprehensive income:
Net income	—	—	—	—	—	—	562,072	562,072
Unrealized gain on hedge, net of tax of $9,978	—	—	—	—	—	18,341	—	18,341

Total comprehensive income								580,413

Balance- January 31, 2004	11,021,740	$11,021	1,018,788	$(2,244,659)	$12,681,681	$(48,505)	$24,791,892	$35,191,430

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

1. BASIS OF PRESENTATION:

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

These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the Commission on January 16, 2004, and amended on February 27 and June 14, 2004.

2. SUMMARY OF CRITICAL ACCOUNTING POLICIES:

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

The Company recently discovered that it had misapplied certain provisions of SFAS 123, most significantly relating to the amortization period to be used when computing the pro forma impact of issued stock options. The Company has been amortizing the pro forma effect of issued stock options over the option’s expected life, estimated to be six years, rather than the option’s vesting period, generally three years.  The following pro forma disclosures for the three months ended January 31, 2004 and 2003, have been revised to correct the previously reported pro forma disclosures and are presented in the table below:

	For the Three Months Ended January 31,

Revised Pro Forma Disclosures	2004	2003

Net income as reported	$562,072	$491,235
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	22,018	150,087

Pro forma net income	$540,054	$341,148

EARNINGS PER SHARE:
As reported – Basic	$0.06	$0.05
As reported – Diluted	$0.06	$0.05
Pro forma – Basic	$0.05	$0.04
Pro forma – Diluted	$0.05	$0.03

Previously reported pro forma amounts for the three months ended January 31, 2004 and 2003 were as follows:  stock-based employee compensation expense, net of tax effects - $154,469 and $179,187, respectively: net income - $407,603 and $312,048, respectively; earnings per share – basic - $0.04 and $0.03, respectively; and earnings per share – diluted - $0.04 and $0.03, respectively.

The fair value of the options granted was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk free interest rate (4.46% to 5.78%), dividend yield (0.00%), expected volatility (80.50% to 86.31%), and expected life (6 years).

3. INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

	January 31, 2004	October 31, 2003

Finished goods and spare parts	$6,977,611	$6,430,977
Raw materials	366,996	366,305

	7,344,607	6,797,282
Less- reserve for excess and obsolete inventories	1,147,680	1,182,380

Total inventories, net	$6,196,927	$5,614,902

4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	Estimated Useful Lives	January 31, 2004	October 31, 2003

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-5	4,341,397	4,280,916
Software development costs	N/A	6,848,604	6,687,540
Land	—	611,582	611,582
Office furniture	5	1,113,301	1,108,029
Auto	5	220,228	126,743
Other	3-7	511,320	511,320

Total property, plant and equipment		16,044,386	15,724,084
Less- accumulated depreciation		5,466,854	5,257,260

Total property, plant and equipment, net		$10,577,532	$10,466,824

Software development costs represent the costs of a new enterprise-wide software system under development to replace the Company’s three existing software platforms. Implementation is expected in fiscal 2004 and will be amortized over a weighted average useful life of approximately 7.5 years.

5. ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

	January 31, 2004	October 31, 2003

Commissions	$545,714	$371,765
Vacation	416,212	436,784
Payroll	234,417	424,243
Bonuses	455,848	363,794
Interest	32,869	13,413
Other	525,490	259,025

Total current	2,210,550	1,869,024
Noncurrent liabilities	144,100	144,101

Total accrued liabilities	$2,354,650	$2,013,125

6. UNEARNED REVENUE:

Unearned revenue consists of the following:

	January 31, 2004	October 31, 2003

Customer deposits	$952,940	$488,137
Service contracts	892,627	640,922
Warranty service	369,467	344,192
Systems shipped but not installed	145,710	99,490
Other	47,582	47,582

Total current unearned revenue	2,408,326	1,620,323
Noncurrent unearned service contract revenue	235,614	229,910

Total unearned revenue	$2,643,940	$1,850,233

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	January 31, 2004	October 31, 2003

Deferred tax assets:
Currently nondeductible reserves	$439,022	$453,413
Accrued liabilities	453,805	345,021
Prepaid service contracts	124,468	107,310
Unamortized cost of service contracts	16,398	19,338
Other	120,292	111,605

Total deferred tax asset	1,153,985	1,036,687

Deferred tax liabilities:
Intangible assets and other	1,789,773	1,620,098
Tax income to be recognized on sales-type lease contracts	12,438	27,000
Depreciation and sale of assets	354,310	454,694
Unamortized capitalized software development costs	—	22,718

Total deferred tax liability	2,156,521	2,124,510

Net deferred liability	$(1,002,536)	$(1,087,823)

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

	January 31, 2004	October 31, 2003

Term loan, payable in monthly installments of $86,524, due September 30, 2006 collateralized by all assets of the Company.	$2,769,469	$3,029,041
Real estate term note, payable in monthly installments of $14,166, due September 30, 2006, secured by a first mortgage on the Company’s building.	2,167,569	2,210,342

	4,937,038	5,239,383
Less-current maturities	1,209,645	1,209,645

	$3,727,393	$4,029,738

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

PART II. OTHER INFORMATION

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

XETA TECHNOLOGIES, INC.
(Registrant)

Dated: June 10, 2004	By:	/s/ JACK R. INGRAM

Jack R. Ingram Chief Executive Officer

Dated: June 10, 2004	By:	/s/ ROBERT B. WAGNER

Robert B. Wagner Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.