Form 10-Q
period 2004-04-30
XETA TECHNOLOGIES INC
filed 2004-06-14
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16231

XETA Technologies, Inc.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1130045

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employee Identification No.)

1814 W. Tacoma, Broken Arrow, OK	74012-1406

(Address of principal executive offices)	(Zip Code)

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 14, 2004

Common Stock, $.001 par value	10,011,287

PART I.  FINANCIAL INFORMATION

XETA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	April 30, 2004	October 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$451,172	$291,118
Current portion of net investment in sales-type leases and other receivables	419,397	979,255
Trade accounts receivable, net	7,922,803	5,794,949
Inventories, net	7,308,548	5,614,902
Deferred tax asset, net	851,309	885,752
Prepaid taxes	78,435	—
Prepaid expenses and other assets	408,307	322,699

Total current assets	17,439,971	13,888,675

Noncurrent Assets:
Goodwill	25,699,098	25,726,886
Net investment in sales-type leases, less current portion above	385,926	419,800
Property, plant & equipment, net	10,663,853	10,466,824
Other assets	53,517	170,483

Total noncurrent assets	36,802,394	36,783,993

Total assets	$54,242,365	$50,672,668

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,209,645	$1,209,645
Revolving line of credit	2,756,322	719,073
Accounts payable	4,205,317	3,928,878
Unearned revenue	2,082,932	1,620,323
Accrued liabilities	2,295,459	1,869,024
Accrued taxes	—	58,134
Other liabilities	96,269	279,250

Total current liabilities	12,645,944	9,684,327

Noncurrent liabilities:
Long-term debt, less current portion above	3,425,048	4,029,738
Accrued long-term liabilities	144,100	144,101
Unearned service revenue	205,341	229,910
Noncurrent deferred tax liability, net	2,191,426	1,973,575

	5,965,915	6,377,324

Contingencies
Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,030,075 and 11,021,740 issued at April 30, 2004 and October 31, 2003, respectively	11,030	11,021
Paid-in capital	12,690,837	12,681,681
Retained earnings	25,201,927	24,229,820
Accumulated other comprehensive loss	(28,629)	(66,846)
Less treasury stock, at cost (1,018,788 shares at April 30, 2004 and October 31, 2003)	(2,244,659)	(2,244,659)

Total shareholders’ equity	35,630,506	34,611,017

Total liabilities and shareholders’ equity	$54,242,365	$50,672,668

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

XETA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended April 30,		For the Six Months Ended April 30,

	2004	2003	2004	2003

Systems sales	$6,468,356	$6,009,696	$16,486,713	$14,734,805
Installation and service revenues	6,521,113	5,605,114	13,276,223	11,721,619
Other revenues	199,855	150,687	355,789	740,478

Net sales and service revenues	13,189,324	11,765,497	30,118,725	27,196,902

Cost of systems sales	4,696,543	3,965,590	12,699,444	10,393,802
Installation and services costs	4,865,826	3,970,932	9,495,428	8,331,339
Cost of other revenues & corporate COGS	352,018	392,322	693,559	1,116,013

Total cost of sales and service	9,914,387	8,328,844	22,888,431	19,841,154

Gross profit	3,274,937	3,436,653	7,230,294	7,355,748

Operating expenses
Selling, general and administrative	2,680,169	2,755,118	5,607,662	5,692,473
Amortization	—	45,000	73,026	90,000

Total operating expenses	2,680,169	2,800,118	5,680,688	5,782,473

Income from operations	594,768	636,535	1,549,606	1,573,275
Interest expense	(53,184)	(160,895)	(136,964)	(340,572)
Interest and other income	131,451	39,670	185,465	89,842

Subtotal	78,267	(121,225)	48,501	(250,730)

Income before provision for income taxes	673,035	515,310	1,598,107	1,322,545
Provision for income taxes	263,000	202,000	626,000	518,000

Net income	$410,035	$313,310	$972,107	$804,545

Earnings per share
Basic	$0.04	$0.03	$0.10	$0.08

Diluted	$0.04	$0.03	$0.10	$0.08

Weighted average shares outstanding	10,006,101	9,723,739	10,004,509	9,713,173

Weighted average equivalent shares	10,229,889	9,936,956	10,219,256	9,940,309

The accompanying notes are an integral part of these unaudited consolidated statements.

XETA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
UNAUDITED

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Other Comprehensive Loss

	Shares Issued	Par Value	Shares	Amount			Retained Earnings	Total

Balance-October 31, 2003	11,021,740	$11,021	1,018,788	$(2,244,659)	$12,681,681	$(66,846)	$24,229,820	$34,611,017
Stock options exercised $.001 par value	8,335	9	—	—	7,076	—	—	7,085
Tax benefit of stock options	—	—	—	—	2,080	—	—	2,080
Components of comprehensive income:
Net income	—	—	—	—	—	—	972,107	972,107
Unrealized gain on hedge, net of tax of $24,639	—	—	—	—	—	38,217	—	38,217

Total comprehensive income								1,010,324

Balance- April 30, 2004	11,030,075	$11,030	1,018,788	$(2,244,659)	$12,690,837	$(28,629)	$25,201,927	$35,630,506

XETA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Six Months Ended April 30,

	2004	2003

Cash flows from operating activities:
Net income	$972,107	$804,545
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	411,108	489,434
Amortization	73,025	90,000
Gain on sale of assets	(5,181)	(750)
Ineffectiveness of cash flow hedges	8,396	—
Provision for excess and obsolete inventory	—	81,082
Change in assets and liabilities, net of acquisitions:
Decrease in net investment in sales-type leases & other receivables	593,732	471,814
(Increase) decrease in trade receivables	(2,127,854)	1,989,378
(Increase) decrease in inventories	(1,693,646)	1,156,905
(Increase) decrease in deferred tax asset	34,443	(147,823)
(Increase) in prepaid expenses and other assets	(41,667)	(138,009)
(Increase) decrease in prepaid taxes	(78,435)	1,195,539
Increase (decrease) in accounts payable	276,439	(3,810,605)
Increase in unearned revenue	438,040	286,748
Increase in accrued income taxes	426,434	228,306
(Decrease) in accrued liabilities	(39,026)	(54,972)
Increase in deferred tax liabilities	203,972	424,327

Total adjustments	(1,520,220)	2,261,374

Net cash provided by (used in) operating activities	(548,113)	3,065,919

Cash flows from investing activities:
Additions to property, plant & equipment	(608,137)	(467,682)
Proceeds from sale of assets	5,181	2,568

Net cash used in investing activities	(602,956)	(465,114)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	16,889,161	2,000,000
Principal payments on debt	(604,692)	(1,644,168)
Principal payments on Lease	(128,520)	—
Payments on revolving line of credit	(14,851,911)	—
Exercise of stock options	7,085	12,500

Net cash provided by financing activities	1,311,123	368,332

Net decrease in cash and cash equivalents	160,054	2,969,137
Cash and cash equivalents, beginning of period	291,118	1,966,734

Cash and cash equivalents, end of period	$451,172	$4,935,871

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$169,047	$486,003
Cash paid during the period for income taxes	$516,606	$107,388

The accompanying notes are an integral part of these unaudited consolidated statements.

XETA TECHNOLOGIES, INC.
April 30, 2004
(Unaudited)

1.     BASIS OF PRESENTATION:

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading provider of communications solutions with sales and service locations nationwide, serving business clients in sales, consulting, engineering, project management, installation, and service support.  The Company sells products which are manufactured by a variety of manufacturers including Avaya, Nortel Networks (“Nortel”), Cisco, Hitachi, and Hewlett Packard.  In addition, the Company manufactures and markets call accounting systems to the hospitality industry.  XETA is an Oklahoma corporation.

The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations.  However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest financial statements filed as part of the Company’s Annual Report on Form 10-K, as amended , Commission File No. 0-16231.  Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented.  All adjustments made were of a normal recurring nature except for the reduction in certain contingency accruals as explained in Note 10 below.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

These statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the Commission on January 16, 2004 and amended on February 27 and June 14, 2004.

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

Accounting for Manufacturer Incentives

The Company receives various forms of incentive payments, rebates, and negotiated price discounts from the manufacturers of the products it sells.  Rebates and negotiated price discounts directly related to specific customer sales are recorded as a reduction in the cost of goods sold on those systems sales.  Incentive payments that are based on purchasing certain product lines exclusively from one manufacturer (“loyalty rebates”) are also recorded as a reduction in systems cost of goods sold.  Rebates and other incentives designed to offset marketing expenses and certain growth initiatives supported by the manufacturer are recorded as contra expense to the related expenditure.  Incentive payments are recorded when earned under the specific rules of the incentive plan.

Lease Accounting

A small portion (less than 1%) of the Company’s revenues has been generated using sales-type leases.  Some of the call accounting systems sold to the lodging industry are sold under sales-type leases to be paid over three, four and five-year periods.  Because the present value (computed at the rate implicit in the lease) of the minimum payments under these sales-type leases equals or exceeds 90 percent of the fair market value of the systems and/or the length of the lease exceeds 75 percent of the estimated economic life of the equipment, the Company recognizes the net effect of these transactions as a sale.

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

Accounts Receivable

Accounts receivable are recorded at amounts billed to customers less an allowance for doubtful accounts.  The allowance for doubtful accounts is based on management’s assessment of the realizability of customers’ balances.  To make this assessment, management reviews accounts receivable agings, collection trends, and customer disputes.  The Company did not record any bad debt expense for the three or six months ended April 30, 2004 and 2003, respectively.

Property, Plant and Equipment

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under certain systems service agreements.  Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis.  When assets are retired or sold, the cost of the assets and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in income.  Maintenance and repair costs are expensed as incurred.  Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $46,000 and $83,000 in interest costs in the three months ended April 30, 2004, and 2003, respectively.  The Company capitalized $92,000 and $165,000 in interest costs for the year-to-date periods ended April 30, 2004, and 2003, respectively.

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

Software Development Costs

The Company applies the provisions of SOP 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use.”  Under SOP 98-1 external direct costs of software development, payroll and payroll related costs for time spent on the project by employees directly associated with the development, and interest costs incurred during the development, as provided under the provisions of SFAS No. 34, “Capitalization of Interest Costs,” should be capitalized after the “preliminary project stage” has been completed.  Accordingly, the Company has capitalized $7.0 million and $6.7 million related to the software development as of April 30, 2004 and October 31, 2003, respectively.

Goodwill

During fiscal years 2000 and 2001, the Company made four acquisitions, all using the purchase method of accounting.  To the extent that the purchase price of the assets exceeded their fair value, the Company recorded the difference as goodwill.  Prior to November 1, 2001, the Company amortized goodwill into its operating results over the estimated useful life of 20 years.  Upon adoption of SFAS 142, “Goodwill and Other Intangible Assets,” on November 1, 2001, amortization was ended and replaced with annual evaluations of the fair value of goodwill compared to its recorded book value.  The Company has conducted these evaluations upon the adoption of the standard and shortly after the close of its fiscal year on both October 31, 2003 and 2002. The results of each of these impairment tests indicated that the fair value of the Company’s reporting units in which goodwill is associated was higher than their respective carrying values on the balance sheet.  Therefore no impairment loss was recognized.  An annual impairment test will be conducted in future periods after the close of the Company’s fiscal year.

In addition, the Company is reducing the carrying value of goodwill each period to record the difference between the recorded value of goodwill on the Company’s tax return compared to the value recorded on the Company’s balance sheet, reflecting a difference in the valuation dates used for common stock given in one of the acquisitions.  During fiscal 2004, the Company has reduced goodwill by $27,788 to reflect this difference.

Derivative Instruments and Hedging Activities

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value.  In November 2001 the Company entered into interest rate swaps to hedge the variability of cash flows associated with variable rate interest payments, on amortizing notional amounts of $10.0 million.  At April 30, 2004, the notional amount included under the interest rate swap was $5.2 million.  The “pay fixed rates” under the swap agreements are 3.32%.  The “receive floating rates” for the swap agreements are “1-month” LIBOR, resetting monthly.  The interest rate swaps expire in November 2004.  Variable rate debt outstanding at April 30, 2004, net of the swap agreements was $4.6 million.  Under the provisions of SFAS No. 133, the Company accounts for the swap agreements as a cash flow hedge with the effective portion of the hedge recorded as other comprehensive income and the ineffective portion of the hedge recorded in the consolidated statement of operations.

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

The following is tabulation of business segment information for the three months ended April 30, 2004 and 2003.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total

2004
Sales	$5,414,250	$1,054,106	$6,521,113	$199,855	$13,189,324
Cost of sales	(4,023,227)	(673,316)	(4,865,826)	(352,018)	(9,914,387)
Gross profit	$1,391,023	$380,790	$1,655,287	$(152,163)	$3,274,937
2003
Sales	$4,109,677	$1,900,019	$5,605,114	$150,687	$11,765,497
Cost of sales	(2,630,640)	(1,334,950)	(3,970,932)	(392,322)	(8,328,844)
Gross profit	$1,479,037	$565,069	$1,634,182	$(241,635)	$3,436,653

The following is tabulation of business segment information for the six months ended April 30, 2004 and 2003.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total

2004
Sales	$13,485,059	$3,001,654	$13,276,223	$355,789	$30,118,725
Cost of sales	(10,613,335)	(2,086,109)	(9,495,428)	(693,559)	(22,888,431)
Gross profit	$2,871,724	$915,545	$3,780,795	$(337,770)	$7,230,294
2003
Sales	$11,851,898	$2,882,907	$11,721,619	$740,478	$27,196,902
Cost of sales	(8,464,819)	(1,928,983)	(8,331,339)	(1,116,013)	(19,841,154)
Gross profit	$3,387,079	$953,924	$3,390,280	$(375,535)	$7,355,748

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

The Company recently discovered that it had misapplied certain provisions of SFAS 123, most significantly relating to the amortization period to be used when computing the pro forma impact of issued stock options.  The Company has been amortizing the pro forma effect of issued stock options over the option’s expected life, estimated to be six years, rather than the option’s vesting period, generally three years.   The following pro forma disclosures for the three and six month periods ended April 30, 2003, have been revised to correct the previously reported pro forma disclosures and are included with the current year disclosures in the table below:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,

	2004	2003	2004	2003

Net income as reported	$410,035	$313,310	$972,107	$804,545
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	38,773	130,446	60,791	280,533

Pro forma net income	$371,262	$182,864	$911,316	$524,012

EARNINGS PER SHARE:
As reported – Basic	$0.04	$0.03	$0.10	$0.08
As reported – Diluted	$0.04	$0.03	$0.10	$0.08
Pro forma – Basic	$0.04	$0.02	$0.09	$0.05
Pro forma – Diluted	$0.04	$0.02	$0.09	$0.05

Previously reported pro forma amounts for the three and six month period ended April 30, 2003 were as follows:   stock-based employee compensation expense, net of tax effects - $179,187 and $358,375, respectively: net income - $134,123 and $446,170, respectively;  earnings per share – basic - $0.01 and $0.05, respectively; and earnings per share – diluted - $0.01 and $0.04, respectively.

The fair value of the options granted was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk free interest rate (4.46% to 5.78%), dividend yield (0.00%), expected volatility (80.50% to 86.31%), and expected life (6 years).

3.     INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

	April 30, 2004	October 31, 2003

Finished goods and spare parts	$8,095,123	$6,430,977
Raw materials	350,212	366,305

	8,445,335	6,797,282
Less- reserve for excess and obsolete inventories	1,136,787	1,182,380

Total inventories, net	$7,308,548	$5,614,902

4.     PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	Estimated Useful Lives	April 30, 2004	October 31, 2003

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-5	4,464,302	4,280,916
Software development costs	N/A	7,013,536	6,687,540
Land	—	611,582	611,582
Office furniture	5	1,113,301	1,108,029
Auto	5	209,132	126,743
Other	3-7	511,320	511,320

Total property, plant and equipment		16,321,127	15,724,084
Less- accumulated depreciation		5,657,274	5,257,260

Total property, plant and equipment, net		$10,663,853	$10,466,824

Software development costs represent the costs of a new enterprise-wide software system under development to replace the Company’s three existing software platforms.  The Company is currently entering certain types of transactions into the new system as a final test of its functionality and interoperability.  Implementation is expected in fiscal 2004 and will be amortized over a weighted average useful life of approximately 7.5 years.

5.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

	April 30, 2004	October 31, 2003

Commissions	$576,318	$371,765
Vacation	461,302	436,784
Payroll	489,567	424,243
Bonuses	388,605	363,794
Interest	24,238	13,413
Other	355,429	259,025

Total current	2,295,459	1,869,024
Noncurrent liabilities	144,100	144,101

Total accrued liabilities	$2,439,559	$2,013,125

6.     UNEARNED REVENUE:

Unearned revenue consists of the following:

	April 30, 2004	October 31, 2003

Customer deposits	$675,119	$488,137
Service contracts	972,633	640,922
Warranty service	365,392	344,192
Other	69,788	147,072

Total current unearned revenue	2,082,932	1,620,323
Noncurrent unearned service contract revenue	205,341	229,910

Total unearned revenue	$2,288,273	$1,850,233

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	April 30, 2004	October 31, 2003

Deferred tax assets:
Currently nondeductible reserves	$434,562	$453,413
Accrued liabilities	349,863	345,021
Prepaid service contracts	121,396	107,310
Unamortized cost of service contracts	12,607	19,338
Other	60,985	111,605

Total deferred tax asset	979,413	1,036,687

Deferred tax liabilities:
Intangible assets and other	1,959,446	1,620,098
Tax income to be recognized on sales-type lease contracts	10,478	27,000
Depreciation and sale of assets	349,606	454,694
Unamortized capitalized software development costs	—	22,718

Total deferred tax liability	2,319,530	2,124,510

Net deferred liability	$(1,340,117)	$(1,087,823)

8.  CREDIT AGREEMENTS:

The Company has a revolving credit and term loan agreement with a bank.  This agreement contains three separate notes:  a term loan amortizing over 36 months, a mortgage agreement amortizing over 13 years, and a $7.5 million revolving credit agreement to finance growth in working capital.  Availability under the revolving line of credit is secured by trade accounts receivable and inventories.  The Company had approximately $4.7 million available under the revolving line of credit at April 30, 2004.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 28, 2005.  Long-term debt consisted of the following:

	April 30, 2004	October 31, 2003

Term loan, payable in monthly installments of $86,524, due September 30, 2006 collateralized by all assets of the Company.	$2,509,896	$3,029,041
Real estate term note, payable in monthly installments of $14,258, due September 30, 2006, secured by a first mortgage on the Company’s building.	2,124,797	2,210,342

	4,634,693	5,239,383
Less-current maturities	1,209,645	1,209,645

	$3,425,048	$4,029,738

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 1.10% at April 30, 2004) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 4.00% at April 30, 2004) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At April 30, 2004, the Company was paying 3.125% on the revolving line of credit borrowings, 3.09% the term loan and 2.84% on the mortgage note.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to EBITDA, limitations on capital spending, and debt service coverage requirements.  At April 30, 2004, the Company was in compliance with all of the covenants contained in the agreement.

9.     EARNINGS PER SHARE:

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting periods.  Diluted earnings per common share were computed by dividing net income by the weighted average number of shares of common stock and dilutive potential common stock outstanding during the reporting periods.  Options to purchase 240,300 shares of common stock at an average exercise price of $15.62 and 1,234,828 shares of common stock at an average exercise price of $7.22 were not included in the computation of diluted earnings per share for the three months ended April 30, 2004 and 2003, respectively, because inclusion of these options would be antidilutive.  Options to purchase 240,193 shares of common stock at an average exercise price of $15.63 and 1,233,005 shares of common stock at an average exercise price of $7.22 were not included in the computation of diluted earnings per share for the six months ended April 30, 2004 and 2003, respectively, because inclusion of these options would be antidilutive.

10.     CONTINGENCIES:

          On August 1, 2003, the Software & Information Industry Association (“SIIA”), an association of software publishers, contacted the Company by letter and claimed that XETA had violated the Copyright Act, 17 U.S.C. § 501, et seq. by allegedly using unlicensed software in XETA’s business.  SIIA made demand that the Company audit all of its computers and servers to determine whether it used both licensed and/or allegedly unlicensed software for any of SIIA’s 965 members.  This audit was conducted and the Company determined that some software present on a limited number of Company computers was unlicensed.  Many of these programs were located on personal computers utilized by employees for both personal and business use, or on computers that were “inherited” through the Company’s various acquisitions and were most likely loaded prior to XETA’s acquisition of these companies.  Nevertheless, XETA has potential exposure to damages under the law for possessing unlicensed software and has recorded a loss contingency representing Management’s best estimate of the potential damages based upon available facts of the claim at the present time.  While no assurance can be given, based upon the current status of the claim Management does not believe that the ultimate damages will exceed the current loss contingency in an amount that would materially impact the Company’s results of operations or financial condition.  The Company initiated settlement negotiations with SIIA which later stalled because the nature of XETA’s liability and the amount of damages due SIIA was in dispute.  The Company therefore filed a declaratory judgment action in the U.S. District Court for the Northern District of Oklahoma seeking a judicial determination of liability and damages.  The Company, however, has intentionally withheld service of this action upon SIIA while settlement discussions continue.  Unless the court grants an order extending the time for service, service must be obtained no later than July 28, 2004 or the action will be automatically dismissed by the court without prejudice.

          Since 1994, we have been monitoring numerous patent infringement lawsuits filed by Phonometrics, Inc., a Florida company, against certain telecommunications equipment manufacturers and hotels who use such equipment.  While we were never named as a defendant in any of these cases, several of our call accounting customers were named defendants and notified us that they will seek indemnification under the terms of their contracts with us. However, because there were other equipment vendors implicated along with us in the cases filed against our customers, we never assumed the outright defense of our customers in any of these actions. All of the cases filed by Phonometrics against our customers were originally filed in, or transferred to, the United States District Court for the Southern District of Florida.  In October 1998, the Florida Court dismissed all of the cases filed against the hotels for failure to state a claim.  After years of appeals by Phonometrics, all of which were lost on the merits, a final order dismissing the cases with prejudice was entered in November 2002, and the defendant hotels have been awarded attorney fees and costs incurred in their defense against both Phonometrics and its legal counsel.  Phonometrics continues to dispute the amount of fees awarded in some cases, and this issue continues to be litigated by Phonometrics.

          The Company has recorded accruals reflecting the estimated potential liability of certain contingencies.  During the second quarter, these accruals were reduced by $100,000 reflecting changes in the Company’s estimates of such liabilities.  The reduction of these accruals was recorded as other income in the consolidated statement of operations.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which are subject to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements include, without limitation, statements concerning: expectations regarding our financial position including sales, revenues, gross margins, operating margins and expenses, and revenues and operating results for the balance of the 2004 fiscal year; trends and conditions in the U.S. economy and in the communications technology industry; our ability to implement our overall business plan and in particular, our Nortel product line; and the sufficiency of our credit line to fund business growth.  These and other forward-looking statements (generally identified by such words as “expects,” “plans,” “believes,” “anticipates” “forecasts,” “predicts,” and similar words or expressions) are not guarantees of performance but rather reflect our current expectations, assumptions and beliefs based upon information currently available to us.  Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties which are difficult to predict and that could cause actual results to differ materially from those projected.  Many of these risks and uncertainties are described under the heading “Outlook and Risk Factors” below.  Consequently, all forward-looking statements should be read in conjunction with the risk factors discussed herein and throughout this report together with the risk factors identified in the Company’s Annual Report on Form 10-K, which was filed on January 16, 2004 and amended on February 27 and June 14, 2004.

Overview

Strategy.  During the second quarter of fiscal 2004, we continued to pursue our long-term strategy to be a leading provider of communications solutions serving national business and hospitality clients in sales, , engineering, project management, installation, and service support.  This strategy is predicated on the wave of new generation communications products being introduced into the market.  These new, converged communications systems enable the simultaneous transmission of voice and data over the same network.  We have invested in the necessary technical talent to effectively design, implement and maintain these systems and will continue to do so.  Our long-term success will be tied directly to our ability to help our customers navigate from the previous generation of stand-alone phone systems to this new generation of communications systems and then to maintain those systems and introduce productivity-enhancing or cost-saving applications as they become available.  We will continue to target multi-location customer applications as our primary customer set because of the breadth of our abilities and our nationwide sales and service presence.

Operating Summary.  In the second quarter of fiscal 2004, we continued to see year-over-year improvements in revenues and net income. Our overall revenues grew by approximately 12% in the second quarter and approximately 11% in the year-to-date period.  These increases included increases in sales of systems and components from commercial customers and increases in all phases of our services revenues.  Highlighting the improvements were increases in contract and time and materials (“T&M”) revenues derived from commercial customers, primarily reflecting our success in signing up existing Nortel customers under maintenance contracts and providing T&M services to Nortel accounts.  The addition of the Nortel product line is an important building block for the long-term growth and stability of the company.  We are continuing to make investments into this market by hiring additional sales and technical staff and through continued investments in training.

Orders for new systems continue at a pace ahead of last year.  Gross margins, however, continue to be inconsistent based on product and customer mix as well as vendor pricing incentives offered.   We continue to enjoy some leverage in the operating statement as most general and administrative (“G&A”) expenses are either being held constant or reduced.  Sales expenses have expanded slightly, related to increases in variable sales compensation plans, expansion of the sales force, and reductions in vendor incentive payments for investments in new market development programs.  Overall, our after-tax operating margins continue to hover around 3%.

A primary focus in the first half of fiscal 2004 was to continue to develop our entry into the Nortel product line.  We became a Nortel dealer in mid-2003 and spent the balance of last calendar year assembling a technical and sales staff to support the product.  This initiative is exceeding our expectations for services revenue production and we are very pleased with the pace at which our technicians are embracing this new product line.

Our services business continues to be the strongest growth engine in fiscal 2004.  As mentioned above, our contract revenues have grown this year as a result of our introduction of the Nortel product and services offering.  In addition, all other phases of our services business have also shown improvement.  Installation and cabling revenues have increased 10% in fiscal 2004 over last year in direct proportion to the increase in our new equipment sales; and T&M and Professional Services/Consulting revenues have each increased 28% so far this year reflecting continued penetration into existing customer accounts.

Financial Position Summary.  Our financial position improved during the first half of fiscal 2004.  Our working capital has increased approximately 14% to $4.8 million and total assets have grown approximately 7%, reflecting the solid growth in our business.   Our term debt has been reduced approximately 12% to $4.6 million.  We have financed the growth in our revenues and working capital through borrowings on our revolving line of credit.  At April 30, 2004, we had approximately $2.8 million borrowed on the revolver with approximately $4.7 million in available capacity under the line of credit.

Expectations.  Sales of new Avaya systems and component parts are a key driver of our business and we expect that trend to continue.  Additionally, we believe we are laying important groundwork for the future, especially as we begin to penetrate the Nortel market.  Over time, we expect to build a base of Nortel customers producing recurring revenues that improve the stability of our revenues and operating margins.  To date, we are very pleased with our efforts to engage customers regarding our Nortel products and services offering.  Additional risk factors that might affect our short- and long-term results are presented in the “Outlook and Risk Factors” section below and in our most recently filed Form 10-K.

The following discussion presents additional information regarding our financial condition and results of operations for the quarter and six months ending April 30, 2004 and should be read in conjunction with our comments above as well as the Outlook and Risk Factors discussion contained at the end of this section of the report.

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

During periods of growth such as what we have experienced during the first half of fiscal 2004, shortages in working capital are created as we purchase inventory to support sales that will be collected after shipment and installation of the systems.  Typically, for the complex systems that we install, the lag between payment for the inventory and collection of our billings is 90 to 120 days.  We attempt to offset the impact of this cash cycle by requiring advance deposits and progress payments from customers.  We also manage these shortages in working capital through the use of a $7.5 million revolving line of credit we have with our bank.  Borrowings under the line of credit are based upon predetermined advance rates against accounts receivables and inventories.  At April 30, 2004, our current accounts receivable and inventory balances were sufficient to support access to the full amount of the line of credit, although only $2.8 million was borrowed, leaving approximately $4.7 million available.  We believe the available credit line is sufficient to fund additional growth in our business and allow us to pursue sales opportunities in which the waiver of deposit requirements by us might provide a competitive edge, should those opportunities present themselves

During the first half of fiscal 2004, our cash used in operations was $548,000, which was expected given the rate of increase in our revenues during the period and the size of some of the orders in progress at the close of the quarter.  As a result of the increase in revenues, our accounts receivable grew by approximately $2.1 million or 37% during the period, which we expect to collect in the third quarter as implementation of these orders is completed.

Our business is typically not capital intensive and primarily relates to desktop and networking technology to support our employee base.  Currently, however, we are in the final testing stages of a new software platform to support all of our operating and financial reporting activities.  The purpose of this implementation is to condense the current three software platforms down to one and provide a long-term solution that will support rapid expansion of our customer base and revenues.  During the first six months of fiscal 2004, our capital spending on this project was approximately $326,000.  We have made additional capital expenditures of approximately $282,000 in fiscal 2004, primarily to upgrade existing network infrastructure and to support additional personnel.

In addition to the working capital line of credit discussed above, we have approximately $4.6 million in term debt at April 30, 2004.  This debt consists of a mortgage on our corporate headquarters building of $2.1 million and a term note of $2.5 million.  Payments on the mortgage note are based on a 13-year amortization schedule and the note is due in full or will be refinanced by September 30, 2006.  The term note is secured by the general assets of the company.  Payments on the term note are based on a three year amortization schedule and it is also due on September 30, 2006.  Required principal payments on the two notes total $302,000 per quarter.  The credit agreement, which encompasses both the notes discussed above and the line of credit, contains certain financial covenants common in such agreements.  These covenants include tangible net worth requirements, limitations on the amount of funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), limitations on capital spending, and debt service coverage requirements.  At April 30, 2004, we were in compliance with all the covenants.

          The table below presents our contractual obligations at April 30, 2004 as well as payment obligations over the next five years:

		Payments due by period

	Total	Less than 1 year	2 – 3 years	4 – 5 years	More than 5 years

Contractual Obligations
Long-term debt	$4,634,693	$1,209,645	$3,425,048	$—	$—
Operating leases	$362,438	147,010	197,071	18,357	—
Total	$4,997,131	$1,356,655	$3,622,119	$18,357	$—

Results of Operations

Net income in the second quarter of fiscal 2004 was $410,000, a 31% increase over the prior year.  For the first six months of the year, net income was $972,000, a 21% increase over the same period last year.  These percentage increases in our earnings were greater than the 12% and 11% increases in our revenues for the three and six-month periods ending April 30, 2004, respectively, reflecting continued financial leverage in our operating statement.  These results were achieved despite experiencing reduced overall gross profit margins.  The narrative below provides further explanation of these changes.

Systems Sales.  Sales of systems were $6.5 million in the second quarter compared to $6.0 million in the same quarter last year, an 8% increase.  Sales of systems for the first six months of fiscal 2004 were $16.5 million compared to $14.7 million in the prior year, a 12% increase.   Sales of systems to commercial customers were up 32% in the second quarter and 14% for the year-to-date periods.  As in the first quarter, we continue to enjoy revenues earned from large orders from commercial customers.  Order rates for systems from commercial

customers improved in the second quarter reflecting that the general economic recovery is reaching our sector of the market.   Sales of systems to lodging customers in the second quarter were $1.1 million, a decline of 45% compared to last year, but were $3.0 million for the first half of the year, a 4% increase compared to last year.

Installation and Service Revenues.  Installation and service revenues consist of the following:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,

	2004	2003	2004	2003

Contract & Time and Materials (T&M)	$4,845,000	$4,147,000	$9,402,000	$8,389,000
Commercial installations	524,000	551,000	1,296,000	1,307,000
Lodging installations	334,000	289,000	643,000	460,000
Cabling	214,000	194,000	503,000	448,000
Consulting	604,000	424,000	1,432,000	1,118,000

Total installation and service revenue	$6,521,000	$5,605,000	$13,276,000	$11,722,000

The increase in contract and T&M revenues in both periods presented was primarily due to the success of our Nortel initiative.  During the quarter, we enjoyed an increase in maintenance contracts with commercial customers and an increase in T&M revenues, both of which were primarily from customers with Nortel installed equipment.  The addition of customers under maintenance contracts typically helps to increase T&M revenues as those customers use us for discretionary spending on their systems as well as repair charges not covered by the maintenance agreements.  As discussed above in the “Overview”, we are very pleased with the progress of our entry into the Nortel market and have been successful in obtaining several significant customer contracts to maintain Nortel equipment.  The ability to develop a stable source of recurring revenues from maintenance contracts is one of the primary reasons we added Nortel equipment to our product lines.   Our contract and T&M revenues derived from lodging customers has increased 3.6% in the second quarter and 1.6% for the  six-month period reflecting a slight expansion in customers during the year.

Total installation and cabling revenues increased approximately 4% and 10% compared to the second quarter and first six months of fiscal 2003, respectively.  These increases relate to the overall increases in systems sales as all installation revenues are derived from installation of systems that we sell and will therefore generally track in the same direction and roughly the same proportion as systems sales.

Consulting revenues increased approximately 42% and 28% in the three and six-month periods ended April 30, 2004, respectively, compared to last year.  Consulting revenues consist of project management fees earned on systems implementations, professional services or engineering fees earned on the design and programming of systems sold, and software and network consulting fees earned by our consulting group.  Both project management fees and professional services fees are generated by sales of new systems.  However, they do not necessarily track proportionately with systems sales because the complexity of the services required varies widely from project to project.  The increase in consulting revenues in the first half of the year relates to an increase in project management fees and is due to the fact the projects implemented in this quarter were large, multi-location, complex systems which required highly skilled and full-time project management resources.

Gross Margins.

The table below presents the gross margins earned on our primary revenue streams for the three and  six months ended April 30, 2004:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,

Gross Margins	2004	2003	2004	2003

Systems sales	27.4%	34.0%	23.0%	29.5%
Installation and service revenues	25.4%	29.2%	28.5%	28.9%
Other revenues	96.0%	100.0%	97.8%	53.9%
Corporate cost of goods sold	2.6%	3.3%	2.3%	2.8%
Total sales and service revenues	24.8%	29.2%	24.0%	27.0%

The decline in gross margins earned on systems sales is due primarily reductions in important vendor incentive programs and also to product and customer mix. The loss of these incentives resulted in a decline in gross margins on systems sales of approximately 3 percentage points for both the three month and six month periods ending April 30, 2004, respectively.   The remaining decline in gross margins earned on systems sales primarily reflects customer mix as much of our systems sales in the first half have been with large, national companies who have pre-negotiated discounts directly with the manufacturers.

The decline in gross margins earned on installation and services revenues in the second quarter primarily reflects lower gross margins earned by our National Service Center (“NSC”).  The NSC provides maintenance services to our installed base of customers covering all product lines, both lodging and commercial.  Revenues earned by the NSC, which includes contract maintenance fees and T&M revenues, increased approximately 16% in the second quarter of fiscal 2004 compared to last year, with most of the increase derived from commercial customers, specifically customers with Nortel equipment.   However, the costs to provide these services increased at a greater rate driving the gross margins lower.  Most of these increased costs reflect our investment in additional staff and training to support our Nortel initiative as well as additional subcontractor costs required to complete certain support services.

A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold expenses.  Other revenues typically represent sales and cost of goods sold on equipment or services outside our normal provisioning processes and by their nature vary significantly in both sales volume and gross margins earned.  Most of the revenues recorded in this category in fiscal 2004 represent commissions earned from Avaya for selling Avaya’s maintenance contracts.  There is no cost of goods sold associated with these revenues.  Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue streams.  These expenses have declined approximately 12% during fiscal 2004 compared to same quarter last year reflecting the effects of our tight cost controls.

Operating Expenses.  Total operating expenses were relatively unchanged in the second quarter and year-to-date periods ended April 30, 2004.  Our selling expenses increased approximately 16% in the second quarter of fiscal 2004 compared to last year and increased approximately 9% for the six month period-to-date compared to last year.  A portion of these increases relate to the loss of certain marketing incentive programs provided by our vendor to support specific sales initiatives.  However, the value of these incentives were re-captured in full through the addition of different market development incentive programs offered by the vendors.  These different incentive payments, due to their nature, are reflected as reductions in our general and administrative expenses (“G&A”).  Selling expenses also increased due to broadening the pool of sales management eligible to receive incentive payments based on sales and/or gross profits. Our G&A costs declined in the second quarter and the year-to-date periods when compared to the prior year due to our continued tight controls on hiring and discretionary spending and the additional market development incentive payments received as discussed above.  We continue to believe that we can grow our revenue base for the foreseeable future with minimal increases in G&A costs.

Interest Expense and Other Income.  Net interest expense and other income was $78,000 in income in the second quarter of fiscal 2004 compared to net expense of $121,000 for the second quarter last year.  For the six months ending April 30, 2004, net interest expense and other income was $49,000 in income compared to $251,000 in net expense last year.  These improvements reflect lower interest expense directly related to lower average borrowings this year compared to a year ago and  the reversal of a portion of certain loss contingencies in the second quarter of approximately $100,000.  The partial reversals reflect the result of additional research and discovery done related to asserted claims.

Tax Provision.  The Company has recorded a combined federal and state tax provision of 39% in all periods presented reflecting the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins.  Operating margins were 3.1% and 2.7% for the three-month periods ending April 30, 2004 and 2003, respectively.  Operating margins were 3.2% and 3.0% for the six-month periods ending April 30, 2004 and 2003, respectively.  Provided our revenues continue to expand throughout fiscal 2004, we expect our operating margins to continue to increase as well.  We believe that there is still leverage remaining in our operating expenses and that for the foreseeable future, we can restrict the rate of growth in operating expenses to less than that of the growth revenues.

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

Our business is dependent upon capital spending by U.S. companies on communications and other technology equipment and the economic recovery underway could rapidly evaporate.

Our systems sales and installation revenues are largely tied to capital spending by our customers.  As we enter the third quarter of our fiscal year, our order rates and sales funnels would indicate that the general economic recovery has reached our sector of the economy.  Based on those indicators, we have reason to believe that the second half of fiscal 2004 will produce higher revenues and operating results compared to the same period last year.  However, we also believe that most U.S. companies are closely monitoring many economic and geopolitical issues including interest rates, inflation, the war in Iraq, and terrorist threats in general.  These issues are being monitored with a view of being able to rapidly adjust capital spending plans and staffing levels, likely downward, should any or a combination of these factors become a more serious concern.  If such actions were taken, it would likely have a material and negative impact on our operating results.

Our entry into the Nortel product line may not be successful.

As discussed above, we are very pleased with the results of our Nortel initiative so far.  We are quickly assembling the technical and sales competencies necessary through hiring of technicians with experience in Nortel equipment and through training of our existing personnel.  However, our entry into the Nortel market is still in its early stages and we remain largely unproven as a sales and service organization in this market.  Therefore it is possible that our entry into this market may be delayed or unsuccessful if we have difficulties implementing our sales and services strategies.

The management changes and accounting investigations underway at Nortel could hurt our business.

Nortel has announced that they have replaced several members of their executive management.  In addition, they have delayed filing their 2003 financial results with the U.S. Securities and Exchange Commission and are under investigation by the SEC regarding recent restatements of their accounting results.  It is possible that these events will result in changes that could affect our business such as lower R&D spending, delays in development or deployment of new products, and the inability to support the Nortel dealer network with technical support.  In addition, these developments may significantly tarnish the Nortel brand name resulting in customers deciding to delay additional purchases or change their communications platforms to other manufacturers.   If such results were to occur, it would likely hurt our future operating results.

Our operating income is highly dependent upon continuing to receive various support payments from our major vendors.

Our manufacturers have a wide variety of vendor incentive programs to support our sales and marketing efforts.  These incentives are material to our gross margins as well as to our overall operating results.  As noted in several areas in the discussion of the results of our operations above, the manufacturers routinely change the rules or procedures surrounding how these incentives are earned or computed.  It is possible that the manufacturers could change or eliminate incentives such that our gross margins or operating results could be materially, adversely affected.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risks relating to our operations result primarily from changes in interest rates.  We did not use derivative financial instruments for speculative or trading purposes during the first or second quarters of fiscal 2004.

          Interest Rate Risk.   We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (1.10% at April 30, 2004) plus 1.25% to 2.75% or the bank’s prime rate (4.0% at April 30, 2004) less 0.0% to 1.125%.  In an effort to manage the risk associated with variable interest rates, in November 2001 we entered into interest rate swaps to hedge the variability of cash flows associated with variable rate interest payments, on amortizing notional amounts of $10.0 million.  At April 30, 2004, the notional amount included under the interest rate swap was $5.2 million.  The “pay fixed rates” under the swap agreements are 3.32%.  The “receive floating rates” for the swap agreements are “1-month” LIBOR, resetting monthly.  The interest rate swaps expire in November 2004.  Variable rate debt outstanding at April 30, 2004, net of the swap agreements was $4.6 million.  A hypothetical 10% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES.

          Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our  management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

          In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

          An evaluation was conducted by our Chief Executive Officer and Chief Financial Officer of the effectiveness of the Company’s disclosure controls and procedures.  Based on their evaluation of such controls and procedures as of the end of the fiscal quarter covered by this report, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          Subsequent to the end of the quarter and while researching the impact of proposed new rules for share-based compensation arrangements on our future operating results, we discovered that certain footnote disclosures related to share-based incentive programs were incorrect in previously filed reports.  The disclosures have been corrected in this report for the current and prior fiscal periods and did not affect the reported operating results or financial condition of the current or any prior period.  The incorrect disclosure was due to a misapplication of SFAS 123, the accounting rule which governs stock-based compensation.  Most significantly, we were amortizing the pro forma compensation expense from stock options over their expected lives, estimated to be 6 years, instead of their vesting periods, generally three years.  Upon discovery and quantification of the impact of the error, we amended our Annual Report on Form 10-K for the year ended October 31, 2003 and amended our quarterly report on Form 10-Q for the period ended January 31, 2004.

          In light of the error discussed above, the individual responsible for the application of SFAS 123 was provided additional guidance and understanding regarding the necessary steps to meet the requirements of SFAS 123 and to prevent, to the extent possible, the recurrence of the circumstances that led to this error.

           Changes in Internal Controls.   Except as described above, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, except for the review of the controls surrounding the accounting for stock-based compensation, there were no corrective actions taken.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 6, 2004, at our Annual Meeting of Shareholders, the following incumbent directors were re-elected to the Board of Directors, and the votes cast for each nominee were as follows:

Nominee	For	Withhold

Ron B. Barber	9,303,588	398,752
Donald T. Duke	9,488,348	213,992
Robert D. Hisrich	9,488,473	213,867
Jack R. Ingram	9,395,912	306,428
Ronald L. Siegenthaler	9,351,290	351,050

Also at the Annual Meeting, the shareholders approved the XETA Technologies 2004 Omnibus Stock Incentive Plan, by the following vote:

For	Against	Abstain	Non-vote*

4,761,082	626,910	31,119	4,283,229

At the same meeting, the shareholders also approved an amendment to the 2000 Stock Option Plan to permit the exchange of outstanding options issued under the 2000 Plan for new options or restricted stock.  The vote on this matter was as follows:

For	Against	Abstain	Non-vote*

3,729,546	1,660,428	29,137	4,283,229

Another matter approved by the shareholders at the Annual Meeting was an amendment to Larry Patterson’s February 1, 2000 Stock Option Agreement to permit the Company to exchange these outstanding stock options for restricted stock.  The vote on this matter was as follows:

For	Against	Abstain	Non-vote*

3,745,700	1,641,559	31,842	4,283,229

The shareholders also voted at the April 6, 2004 Annual Meeting to ratify the selection of Grant Thornton, LLP as our independent auditors.

         * It should be noted that broker non-votes do not count as votes cast in the tabulation of votes on a matter.

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

(b)          Reports on Form 8-K - During the quarter for which this report is filed, the Company furnished the following reports on Form 8-K:

               Form 8-K filed February 19, 2004 (to furnish earnings release for first fiscal quarter 2004).

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