Form 10-Q
period 2004-07-31
XETA TECHNOLOGIES INC
filed 2004-08-27
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

918-664-8200

(Registrant's telephone number, including area code)

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 26, 2004

Common Stock, $.001 par value	10,012,787

PART I.  INDEX

XETA TECHNOLOGIES, INC.
CONSOLIDATED BALANCE SHEETS
UNAUDITED

	July 31, 2004	October 31, 2003

ASSETS
Current Assets:
Cash and cash equivalents	$244,299	$291,118
Current portion of net investment in sales-type leases and other receivables	500,753	979,255
Trade accounts receivable, net	8,090,859	5,794,949
Inventories, net	5,889,346	5,614,902
Deferred tax asset, net	747,628	885,752
Prepaid taxes	131,550	—
Prepaid expenses and other assets	301,920	322,699

Total current assets	15,906,355	13,888,675

Noncurrent Assets:
Goodwill	25,685,204	25,726,886
Net investment in sales-type leases, less current portion above	341,080	419,800
Property, plant & equipment, net	10,677,167	10,466,824
Other assets	63,739	170,483

Total noncurrent assets	36,767,190	36,783,993

Total assets	$52,673,545	$50,672,668

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,209,645	$1,209,645
Revolving line of credit	3,136,132	719,073
Accounts payable	2,951,322	3,928,878
Unearned revenue	1,528,079	1,620,323
Accrued liabilities	1,991,119	1,869,024
Accrued taxes	—	58,134
Other liabilities	25,954	279,250

Total current liabilities	10,842,251	9,684,327

Noncurrent liabilities:
Long-term debt, less current portion above	3,122,702	4,029,738
Accrued long-term liabilities	144,100	144,101
Unearned service revenue	171,391	229,910
Noncurrent deferred tax liability, net	2,367,954	1,973,575

	5,806,147	6,377,324

Contingencies
Shareholders' equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,031,575 and 11,021,740 issued at July 31, 2004 and October 31, 2003, respectively	11,031	11,021
Paid-in capital	12,695,224	12,681,681
Retained earnings	25,572,652	24,229,820
Accumulated other comprehensive loss	(9,101)	(66,846)
Less treasury stock, at cost (1,018,788 shares at July 31, 2004 and October 31, 2003)	(2,244,659)	(2,244,659)

Total shareholders' equity	36,025,147	34,611,017

Total liabilities and shareholders' equity	$52,673,545	$50,672,668

The accompanying notes are an integral part of these unaudited consolidated balance sheets.

XETA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,

	2004	2003	2004	2003

Systems sales	$7,052,211	$6,850,774	$23,538,924	$21,585,579
Installation and service revenues	6,684,913	5,703,474	19,961,136	17,425,093
Other revenues	152,504	355,571	508,293	1,096,049

Net sales and service revenues	13,889,628	12,909,819	44,008,353	40,106,721

Cost of systems sales	5,297,720	4,896,505	17,997,164	15,290,307
Installation and services costs	4,828,545	4,039,806	14,323,973	12,371,145
Cost of other revenues & corporate COGS	401,972	412,769	1,095,531	1,528,782

Total cost of sales and service	10,528,237	9,349,080	33,416,668	29,190,234

Gross profit	3,361,391	3,560,739	10,591,685	10,916,487

Operating expenses
Selling, general and administrative	2,754,610	2,773,359	8,362,272	8,465,832
Amortization	—	45,000	73,026	135,000

Total operating expenses	2,754,610	2,818,359	8,435,298	8,600,832

Income from operations	606,781	742,380	2,156,387	2,315,655
Interest expense	(45,938)	(90,444)	(182,902)	(431,016)
Interest and other income	47,882	(34,375)	233,347	55,467

Subtotal	1,944	(124,819)	50,445	(375,549)

Income before provision for income taxes	608,725	617,561	2,206,832	1,940,106
Provision for income taxes	238,000	242,000	864,000	760,000

Net income	$370,725	$375,561	$1,342,832	$1,180,106

Earnings per share
Basic	$0.04	$0.04	$0.13	$0.12

Diluted	$0.04	$0.04	$0.13	$0.12

Weighted average shares outstanding	10,012,135	9,878,495	10,007,070	9,768,886

Weighted average equivalent shares	10,146,901	10,041,572	10,184,449	9,969,621

The accompanying notes are an integral part of these unaudited consolidated statements.

XETA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
UNAUDITED

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total

	Shares Issued	Par Value	Shares	Amount

Balance-October 31, 2003	11,021,740	$11,021	1,018,788	$(2,244,659)	$12,681,681	$(66,846)	$24,229,820	$34,611,017
Stock options exercised $.001 par value	9,835	10	—	—	9,535	—	—	9,545
Tax benefit of stock options	—	—	—	—	4,008	—	—	4,008
Components of comprehensive income:
Net income	—	—	—	—	—	—	1,342,832	1,342,832
Unrealized gain on hedge, net of tax of $37,230	—	—	—	—	—	57,745	—	57,745

Total comprehensive income								1,400,577

Balance- July 31, 2004	11,031,575	$11,031	1,018,788	$(2,244,659)	$12,695,224	$(9,101)	$25,572,652	$36,025,147

The accompanying notes are an integral part of these unaudited consolidated statements.

XETA TECHNOLOGIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	For the Nine Months Ended July 31,

	2004	2003

Cash flows from operating activities
Net income	$1,342,832	$1,180,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	612,533	731,401
Amortization	73,026	135,000
(Gain) loss on sale of assets	(5,181)	48,521
Ineffectiveness of cash flow hedges	10,983	—
Reversal of provision for returns & doubtful accounts receivable	—	(45,907)
Provision for excess and obsolete inventory	—	141,082
Change in assets and liabilities, net of acquisitions:
Decrease in net investment in sales-type leases & other receivables	557,222	308,162
(Increase) decrease in trade receivables	(2,295,910)	2,234,210
(Increase) decrease in inventories	(274,444)	1,954,341
(Increase) decrease in deferred tax asset	138,124	(182,524)
Decrease in prepaid expenses and other assets	54,498	37,120
(Increase) decrease in prepaid taxes	(131,550)	1,093,334
(Decrease) in accounts payable	(977,556)	(2,364,434)
(Decrease) in unearned revenue	(150,763)	(100,944)
Increase (decrease) in accrued income taxes	(29,472)	28,665
Increase in accrued liabilities	122,094	233,442
Increase in deferred tax liabilities	374,178	1,007,933

Total adjustments	(1,922,218)	5,259,402

Net cash provided by (used in) operating activities	(579,386)	6,439,508

Cash flows from investing activities:
Additions to property, plant & equipment	(822,876)	(713,225)
Proceeds from sale of assets	5,181	2,568

Net cash used in investing activities	(817,695)	(710,657)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	23,795,688	9,065,000
Principal payments on debt	(907,038)	(8,966,253)
Principal payments on lease	(169,304)	—
Payments on revolving line of credit	(21,378,629)	(7,265,000)
Exercise of stock options	9,545	75,000

Net cash provided by financing activities	1,350,262	(7,091,253)

Net decrease in cash and cash equivalents	(46,819)	(1,362,402)
Cash and cash equivalents, beginning of period	291,118	1,966,734

Cash and cash equivalents, end of period	$244,299	$604,332

Cash paid during period for interest	$263,304	$659,291

Cash paid during period for income taxes	$524,281	$128,237

XETA TECHNOLOGIES, INC.
July 31, 2004
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

The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations.  However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K, as amended, Commission File No. 0-16231.  Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented.  All adjustments made were of a normal recurring nature except for the reduction in certain contingency accruals as explained in Note 11 below.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the Commission on January 16, 2004 and amended on February 27 and June 14, 2004.

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

Lease Accounting

A small portion (less than 1%) of the Company’s revenues has been generated using sales-type leases.  Some of the call accounting systems sold to the lodging industry are sold under sales-type leases to be paid over three, four and five-year periods.  Because the present value (computed at the rate implicit in the lease) of the minimum payments under these sales-type leases equals or exceeds 90 percent (90%) of the fair market value of the systems and/or the length of the lease exceeds 75 percent (75%) of the estimated economic life of the equipment, the Company recognizes the net effect of these transactions as a sale.

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

Accounts Receivable

Accounts receivable are recorded at amounts billed to customers less an allowance for doubtful accounts.  The allowance for doubtful accounts is based on management’s assessment of the realizability of customers’ balances.  To make this assessment, management reviews accounts receivable agings, collection trends, and customer disputes.  The Company did not record any bad debt expense for the three or nine months ended July 31, 2004 and 2003, respectively.

Property, Plant and Equipment

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under certain systems service agreements.  Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis.  When assets are retired or sold, the cost of the assets and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in income.  Maintenance and repair costs are expensed as incurred.  Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $47,000 and $85,000 in interest costs in the three months ended July 31, 2004, and 2003, respectively.  The Company capitalized $139,000 and $250,000 in interest costs for the year-to-date periods ended July 31, 2004, and 2003, respectively.

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

Software Development Costs

The Company applies the provisions of Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”).  Under SOP 98-1 external direct costs of software development, payroll and payroll related costs for time spent on the project by employees directly associated with the development, and interest costs incurred during the development, as provided under the provisions of Statement of Financial Accounting Standard  (“SFAS”) No. 34, “Capitalization of Interest Costs,” should be capitalized after the “preliminary project stage” has been completed.  Accordingly, the Company has capitalized $7.2 million and $6.7 million related to the software development as of July 31, 2004 and October 31, 2003, respectively.

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

In addition, the Company is reducing the carrying value of goodwill each accounting period to record the tax benefit realized due to an excess of tax-deductible goodwill over the reported amount of goodwill, resulting from a difference in the valuation dates used for common stock given in one of the acquisitions.  During fiscal 2004, the Company has reduced goodwill by $41,682 to reflect this difference.

Derivative Instruments and Hedging Activities

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value.  The Company has entered into an interest rate swap to hedge the variability of cash flows associated with variable rate interest payments.  At July 31, 2004, the notional amount included under the interest rate swap was $4.7 million.  The “pay fixed rates” under the swap agreement is 3.32%.  The “receive floating rates” for the swap agreement is “1-month” LIBOR, resetting monthly.  The interest rate swap expires in November 2004.  Variable rate debt outstanding at July 31, 2004, net of the swap agreement was $4.3 million.  Under the provisions of SFAS No. 133, the Company accounts for the swap agreement as a cash flow hedge with the change in the fair value of the hedge recorded as other comprehensive income and the ineffective portion of the hedge recorded in the consolidated statement of operations.

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

The following is tabulation of business segment information for the three months ended July 31, 2004 and 2003.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total

2004
Sales	$6,047,429	$1,004,782	$6,684,913	$152,504	$13,889,628
Cost of sales	(4,620,109)	(677,611)	(4,828,545)	(401,972)	(10,528,237)
Gross profit	$1,427,320	$327,171	$1,856,368	$(249,468)	$3,361,391
2003
Sales	$5,202,582	$1,648,192	$5,703,474	$355,571	$12,909,819
Cost of sales	(3,728,737)	(1,167,768)	(4,039,806)	(412,769)	(9,349,080)
Gross profit	$1,473,845	$480,424	$1,663,668	$(57,198)	$3,560,739

The following is tabulation of business segment information for the nine months ended July 31, 2004 and 2003.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total

2004
Sales	$19,532,488	$4,006,436	$19,961,136	$508,293	$44,008,353
Cost of sales	(15,233,444)	(2,763,720)	(14,323,973)	(1,095,531)	(33,416,668)
Gross profit	$4,299,044	$1,242,716	$5,637,163	$(587,238)	$10,591,685
2003
Sales	$17,054,480	$4,531,099	$17,425,093	$1,096,049	$40,106,721
Cost of sales	(12,193,556)	(3,096,751)	(12,371,145)	(1,528,782)	(29,190,234)
Gross profit	$4,860,924	$1,434,348	$5,053,948	$(432,733)	$10,916,487

Stock-Based Compensation Plans

The Company accounts for its stock-based awards granted to officers, directors and key employees using APB Opinion No. 25, “Accounting for Stock Issued to Employees”.  Options under these plans are granted at fair market value on the date of grant and thus no compensation cost has been recorded in the consolidated financial statements.  Accordingly, the Company follows fixed plan accounting.  XETA applies the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123” (“SFAS 148”).  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Presently, the Company accounts for stock-based employee compensation under the intrinsic value method, an alternative to the fair value method allowed by SFAS 123.  Under this alternative method, the Company is only required to disclose the impact of issued stock options, as set forth below, as if the expense had been recorded in the consolidated financial statements.

In the second quarter of fiscal 2004, the Company discovered that it had misapplied certain provisions of SFAS 123, most significantly relating to the amortization period to be used when computing the pro forma impact of issued stock options.  The Company had been amortizing the pro forma effect of issued stock options over the option’s expected life, estimated to be six years, rather than the option’s vesting period, generally three years.   The following pro forma disclosures for the three and nine month periods ended July 31, 2003, have been revised to correct the previously reported pro forma disclosures and are included with the current year disclosures in the table below:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,

	2004	2003	2004	2003

Net income as reported	$370,725	$375,561	$1,342,832	$1,180,106
Less: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	12,019	61,728	72,810	342,261

Pro forma net income	$358,706	$313,833	$1,270,022	$837,845

EARNINGS PER SHARE:
As reported – Basic	$0.04	$0.04	$0.13	$0.12
As reported – Diluted	$0.04	$0.04	$0.13	$0.12
Pro forma – Basic	$0.04	$0.03	$0.13	$0.09
Pro forma – Diluted	$0.04	$0.03	$0.12	$0.08

Previously reported pro forma amounts for the three and nine month period ended July 31, 2003 were as follows:   stock-based employee compensation expense, net of tax effects - $179,187 and $537,562, respectively: net income - $196,374 and $642,544, respectively;  earnings per share – basic - $0.02 and $0.07, respectively; and earnings per share – diluted - $0.02 and $0.07, respectively.

The fair value of the options granted was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rate (4.46% to 5.78%), dividend yield (0.00%), expected volatility (80.50% to 86.31%), and expected life (6 years).

3.   INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

	July 31, 2004	October 31, 2003

Finished goods and spare parts	$6,361,402	$6,430,977
Raw materials	323,367	366,305

	6,684,769	6,797,282
Less reserve for excess and obsolete inventories	795,423	1,182,380

Total inventories, net	$5,889,346	$5,614,902

4.   PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	Estimated Useful Lives	July 31, 2004	October 31, 2003

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-5	4,518,125	4,280,916
Software development costs	N/A	7,155,951	6,687,540
Land	—	611,582	611,582
Office furniture	5	1,113,301	1,108,029
Auto	5	227,632	126,743
Other	3-7	511,320	511,320

Total property, plant and equipment		16,535,865	15,724,084
Less accumulated depreciation		5,858,698	5,257,260

Total property, plant and equipment, net		$10,677,167	$10,466,824

Software development costs represent the costs of a new enterprise-wide software system under development to replace the Company’s three existing software platforms.  The Company is currently entering certain types of transactions into the new system as a final test of its functionality and interoperability.  Implementation is expected in fiscal 2005 and will be amortized over a weighted average useful life of approximately 7.5 years.

5.   ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

	July 31, 2004	October 31, 2003

Commissions	$587,392	$371,765
Vacation	493,235	436,784
Payroll	231,243	424,243
Bonuses	290,154	363,794
Interest	32,953	13,413
Other	356,142	259,025

Total current	1,991,119	1,869,024
Noncurrent liabilities	144,100	144,101

Total accrued liabilities	$2,135,219	$2,013,125

6.   UNEARNED REVENUE:

Unearned revenue consists of the following:

	July 31, 2004	October 31, 2003

Customer deposits	$270,956	$488,137
Service contracts	823,642	640,922
Warranty service	309,439	344,192
Other	124,042	147,072

Total current unearned revenue	1,528,079	1,620,323
Noncurrent unearned service contract revenue	171,391	229,910

Total unearned revenue	$1,699,470	$1,850,233

7.   INCOME TAXES:

Income tax expense is based on pre-tax financial accounting income.  Deferred income taxes are computed using the asset-liability method and are provided on all temporary differences between the financial basis and the tax basis of the Company’s assets and liabilities.

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	July 31, 2004	October 31, 2003

Deferred tax assets:
Currently nondeductible reserves	$321,211	$453,413
Accrued liabilities	353,970	345,021
Prepaid service contracts	105,887	107,310
Unamortized cost of service contracts	9,724	19,338
Other	70,250	111,605

Total deferred tax asset	861,042	1,036,687

Deferred tax liabilities:
Intangible assets and other	2,129,124	1,620,098
Tax income to be recognized on sales-type lease contracts	8,518	27,000
Depreciation	343,726	454,694
Unamortized capitalized software development costs	—	22,718

Total deferred tax liability	2,481,368	2,124,510

Net deferred liability	$(1,620,326)	$(1,087,823)

8.   CREDIT AGREEMENTS:

The Company has a revolving credit and term loan agreement with a bank.  This agreement contains three separate notes:  a term loan amortizing over 36 months, a mortgage agreement amortizing over 13 years, and a $7.5 million revolving credit agreement to finance growth in working capital.  Availability under the revolving line of credit is secured by trade accounts receivable and inventories.  The Company had approximately $4.4 million available under the revolving line of credit at July 31, 2004.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 28, 2005.  Long-term debt consisted of the following:

	July 31, 2004	October 31, 2003

Term loan, payable in monthly installments of $86,524, due September 30, 2006 collateralized by all assets of the Company.	$2,250,323	$3,029,041

Real estate term note, payable in monthly installments of $14,258, due September 30, 2006, secured by a first mortgage on the Company’s building.	2,082,024	2,210,342

	4,332,347	5,239,383
Less-current maturities	1,209,645	1,209,645

Total long-term debt	$3,122,702	$4,029,738

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 1.50% at July 31, 2004) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 4.25% at July 31, 2004) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At July 31, 2004, the Company was paying 3.375% on the revolving line of credit borrowings, 3.36% the term loan and 3.11% on the mortgage note.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to EBITDA, limitations on capital spending, and debt service coverage requirements.  At July 31, 2004, the Company was in compliance with all of the covenants contained in the agreement.

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

	For the Three Months Ended July 31, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$370,725	10,012,135	$0.04

Dilutive effect of stock options		134,766

Diluted EPS
Net income	$370,725	10,146,901	$0.04

	For the Three Months Ended July 31, 2003

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$375,561	9,878,495	$0.04

Dilutive effect of stock options		163,077

Diluted EPS
Net income	$375,561	10,041,572	$0.04

	For the Nine Months Ended July 31, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$1,342,832	10,007,070	$0.13

Dilutive effect of stock options		177,379

Diluted EPS
Net income	$1,342,832	10,184,449	$0.13

	For the Nine Months Ended July 31, 2003

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$1,180,106	9,768,886	$0.12

Dilutive effect of stock options		200,735

Diluted EPS
Net income	$1,180,106	9,969,621	$0.12

Options to purchase 860,200 shares of common stock at an average exercise price of $8.44 and 956,828 shares of common stock at an average exercise price of $8.18 were not included in the computation of diluted earnings per share for the three months ended July 31, 2004 and 2003, respectively, because inclusion of these options would be antidilutive.  Options to purchase 809,200 shares of common stock at an average exercise price of $8.64 and 1,202,319 shares of common stock at an average exercise price of $7.24 were not included in the computation of diluted earnings per share for the nine months ended July 31, 2004 and 2003, respectively, because inclusion of these options would be antidilutive.

10.   SUBSEQUENT EVENTS:

          Subsequent to July 31, 2004, the Company purchased certain assets and assumed certain liabilities of Bluejack Systems LLC, (“Bluejack”) a Seattle-based Nortel dealer and structured cabling contractor.  At the closing on August 2, 2004, the Company paid the owner of Bluejack $600,000 less a $100,000 hold-back which is subject to adjustment based on the July 31, 2004 Bluejack balance sheet.  The agreement with Bluejack provides for additional consideration to be paid to the owner contingent upon the future operating results of a newly formed Seattle branch of the Company.

11.   CONTINGENCIES:

          On August 1, 2003, the Software & Information Industry Association (“SIIA”), an association of software publishers, contacted the Company by letter and claimed that XETA had violated the Copyright Act, 17 U.S.C. § 501, et seq. by allegedly using unlicensed software in XETA’s business.  SIIA made demand that the Company audit all of its computers and servers to determine whether it used both licensed and/or allegedly unlicensed software for any of SIIA’s 965 members.  This audit was conducted and the Company determined that some software present on a limited number of Company computers was unlicensed.  Many of these programs were located on personal computers utilized by employees for both personal and business use, or on computers that were “inherited” through the Company’s various acquisitions and were most likely loaded prior to XETA’s acquisition of these companies.  Nevertheless, XETA has potential exposure to damages under the law for possessing unlicensed software and has recorded a loss contingency representing Management’s best estimate of the potential damages based upon available facts of the claim at the present time.  While no assurance can be given, based upon the current status of the claim Management does not believe that the ultimate damages will exceed the current loss contingency in an amount that would materially impact the Company’s results of operations or financial condition.  The Company initiated settlement negotiations with SIIA which later stalled because the nature of XETA’s liability and the amount of damages due SIIA was in dispute.  The Company therefore filed a declaratory judgment action in the U.S. District Court for the Northern District of Oklahoma seeking a judicial determination of liability and damages.  During the third fiscal quarter, the Company obtained service of process upon SIIA, SIIA filed an answer in this matter and the Company has begun discovery.

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

          The Company has recorded accruals reflecting the estimated potential liability of certain contingencies.  During the second quarter of fiscal 2004, these accruals were reduced by $100,000 reflecting changes in the Company’s estimates of such liabilities.  The reduction of these accruals was recorded as other income in the consolidated statement of operations..

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which are subject to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements include, without limitation, statements concerning: expectations regarding sales, revenues, gross margins and operating expenses; trends and conditions in the U.S. economy and in the communications technology industry; use of a branch operating model for future growth; plans for our Nortel product line; and the sufficiency of our credit line to fund business growth.  These and other forward-looking statements (generally identified by such words as “expects,” “plans,” “believes,” “anticipates” “forecasts,” “predicts,” and similar words or expressions) are not guarantees of performance but rather reflect our current expectations, assumptions and beliefs based upon information currently available to us.  Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties which are difficult to predict and that could cause actual results to differ materially from those projected.  Many of these risks and uncertainties are described under the heading “Outlook and Risk Factors” below.  Consequently, all forward-looking statements should be read in conjunction with the risk factors discussed herein and throughout this report together with the risk factors identified in the Company’s Annual Report on Form 10-K, which was filed on January 16, 2004 and amended on February 27 and June 14, 2004.

Overview

Strategy.  We are continuing to pursue our long-term strategy to be a leading provider of communications solutions serving national business clients in sales, consulting, engineering, project management, installation, and service support.  This strategy is predicated on the wave of new-generation communications products being introduced into the market.  These new, converged communications systems enable the simultaneous transmission of voice and data over the same network.

Subsequent to the end of our third fiscal quarter we completed the acquisition of substantially all of the assets of Bluejack Systems LLC (“Bluejack”), a Seattle-based Nortel dealer and structured cabling contractor.  We will operate Bluejack as the Seattle branch of XETA, staffed and supported by the former management and employees of Bluejack.  Under this operating model, Seattle area customers will call their local branch office for sales and service support, but will also have access to our nation-wide design, implementation, project management, and maintenance capabilities.  Earlier this fiscal year, we established a similar branch model in our home area of Oklahoma.  Although no specific targets or timeframes have been set, we expect to replicate this branch operating model in other areas of the U.S as acquisition or organic growth opportunities present themselves.

In addition to the branch operating model described above, we will continue to target multi-location customer applications in consideration of the breadth of our abilities and our nationwide sales and service presence.

Operating Summary.  In the third quarter of fiscal 2004, we enjoyed year-over-year improvements in revenues of approximately 8%.  The benefit of the increases in our revenues in the third quarter were offset by lower gross profit margins; however, operating and borrowing costs were both lower compared to last year yielding approximately the same net income results.  For the year-to-date period ending July 31, 2004, our revenues have increased approximately 10% and our net income has improved 14%.  The improvement in net income for the year-to-date period reflects slightly lower operating costs, substantially lower interest expenses, and improvements in other income earned during the year.  These improvements offset the impact of lower gross profit margins on revenues for the year-to-date period.  The lower gross margins experienced during fiscal 2004 primarily reflect changes in pricing support practices and purchasing incentive programs by our major manufacturing partner.  These items are more fully discussed below under “Results of Operations”.

We continue to focus our energies heavily on our entry into the Nortel product line, and expect our Bluejack acquisition to accelerate our expansion into this market.  We became a Nortel dealer in mid-2003 and spent the balance of last calendar year assembling a technical and sales staff to support the product, both through the hiring of technicians with experience in Nortel equipment and through training of our existing personnel.  This initiative is exceeding our expectations for services revenue production and we are very pleased with the pace at which our technicians are embracing this new product line.

Our services business continues to be the strongest growth engine in fiscal 2004.  Our contract  and time and  materials revenues have grown this year as a result of our introduction of the Nortel product and services offering.  In addition, installation and cabling revenues have increased in fiscal 2004 over last year in proportion to the increase in our new equipment sales.

Financial Position Summary.  Our financial position improved during the first nine months of fiscal 2004.  Our working capital has increased approximately 20% to $5.1 million and total assets have grown approximately 4%, reflecting the solid growth in our business.   Our term debt has been reduced approximately 17% to $4.3 million.  We have financed the growth in our revenues and working capital through borrowings on our revolving line of credit.  At July 31, 2004, we had approximately $3.1 million borrowed on the revolver with approximately $4.4 million in available capacity under the line of credit.  As discussed above, on August 2, 2004, we closed on the acquisition of Bluejack by paying the owner an initial payment of $600,000 (this amount includes a hold-back of $100,000 which will be settled upon final determination of Bluejack’s equity balance as of July 31, 2004).  This payment was financed through additional borrowings under the revolving line of credit.

Expectations.  Sales of new Avaya systems and component parts are a key driver of our business and we expect that to continue.  Additionally, we believe we are laying important groundwork for the future, especially as we begin to penetrate the Nortel market.  Over time, we expect to build a base of Nortel customers producing recurring revenues that improve the stability of our revenues and operating margins.  We will likely build our Nortel business through organic growth and through additional acquisitions.  Additional risk factors that might affect our short- and long-term results are presented in the “Outlook and Risk Factors” section below and in our most recently filed Form 10-K.

The following discussion presents additional information regarding our financial condition and results of operations for the three and nine months ending July 31, 2004 and should be read in conjunction with our comments above as well as the Outlook and Risk Factors discussion contained at the end of this section of the report.

Financial Condition

Our cash flows are derived primarily from earnings.  We believe that the most efficient way to accelerate earnings into positive cash flow is to have good procedures surrounding sales order management, project management, credit, billing, and collections.  We closely monitor our accounts receivable agings and daily billings to identify bottlenecks in our billing and collection procedures as quickly as possible.  Because a significant portion of our revenues are derived from the sale of moderate to complex communications systems which require lengthy implementation processes, our finance staff works closely with operations personnel to monitor the status of these projects.  By doing so, we can quickly and accurately process change orders, progress billings, and final billings to our customers.  Our experience indicates that the efforts we put forth in sales order management results in higher customer satisfaction through accurate billings, which in turn produces prompt payment.

During periods of growth such as what we have experienced during fiscal 2004, shortages in working capital are created as we purchase inventory to support sales that will be collected after shipment and installation of the systems.  Typically, for the complex systems that we install, the lag between payment for the inventory and collection of our billings is 90 to 120 days.  We attempt to offset the impact of this cash cycle by requiring advance deposits and progress payments from customers.  We also manage these shortages in working capital through the use of a $7.5 million revolving line of credit we have with our bank.  Borrowings under the line of credit are based upon predetermined advance rates against accounts receivables and inventories.  At July 31, 2004, our current accounts receivable and inventory balances were sufficient to support access to the full amount of the line of credit, although only $3.1 million was borrowed, leaving approximately $4.4 million available.  We believe the available credit line is sufficient to fund additional growth in our business and allow us to pursue sales opportunities in which the waiver of deposit requirements by us might provide a competitive edge, should those opportunities present themselves.  In addition, as noted above we utilized funds borrowed on the line of credit to finance the initial payment due under the purchase agreement with Bluejack.  In addition to the initial $600,000 payment, the purchase agreement provides for additional consideration to be paid out of the earnings of the acquired business for the next five years.

During the first nine months of fiscal 2004, our cash used in operations was $0.579 million.  These cash flows reflect $2.028 million in cash generated from earnings and non-cash charges such as depreciation and $0.565 million from collections on sales-type lease receivables.  Offsetting these cash flows were an increase in accounts receivable of $2.296 million and a reduction in accounts payable of $0.978 million.  Other changes in working capital resulted in additional cash flows of $0.100 million.  The increase in accounts receivable reflects the growth in our business this year.  The quality of our receivables continues to be strong with only 4% of our customers’ accounts more than 60 days past due at July 31, 2004.

Our business operations are typically not capital intensive and primarily relates to desktop and networking technology to support our employee base.  Currently, however, we are in the final testing stages of implementing a new software platform to support all of our operating and financial reporting activities.  The purpose of this implementation is to condense the current three software platforms down to one and provide a long-term solution that will support rapid expansion of our customer base and revenues.  During the first nine months of fiscal 2004, our capital spending on this project was approximately $468,000.  We have made additional capital expenditures of approximately $350,000 in fiscal 2004, primarily to upgrade existing network infrastructure and to support additional personnel.

In addition to the working capital line of credit discussed above, we have approximately $4.3 million in term debt at July 31, 2004.  This debt consists of a mortgage on our corporate headquarters building of $2.1 million and a term note of $2.25 million.  Payments on the mortgage note are based on a 13-year amortization schedule and the note is due in full or will be refinanced by September 30,2006.  The term note is secured by the general assets of the company.  Payments on the term note are based on a three year amortization schedule and it is also due on September 30, 2006.  Required principal payments on the two notes total $302,000 per quarter.  The credit agreement, which encompasses both the notes discussed above and the line of credit, contains certain financial covenants common in such agreements.  These covenants include tangible net worth requirements, limitations on the amount of funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), limitations on capital spending, and debt service coverage requirements.  At July 31, 2004 we were in compliance with all the covenants.

          The table below presents our contractual obligations at July 31, 2004 as well as payment obligations over the next five years:

	Total	Payments due by period

Contractual Obligations		Less than 1 year	2 – 3 years	4 – 5 years	More than 5 years

Long-term debt	$4,332,347	$1,209,645	$3,122,702	$—	$—
Operating leases	$294,321	177,680	110,536	6,105	—
Total	$4,626,668	$1,387,325	$3,233,238	$6,105	$—

Results of Operations

Net income in the third quarter of fiscal 2004 was $0.371 million, a 1% decrease compared to last year.  For the first nine months of the year, net income was $1.3 million, a 14% increase over the same period last year.  Our revenues for the third quarter of fiscal 2004 were 8% higher than the prior year.  Year-to-date revenues were 10% higher in 2004 compared to last year.  The narrative below provides further explanation of these changes.

Systems Sales.  Sales of systems were $7.1 million in the third quarter compared to $6.9 million in the same quarter last year, a 4% increase.  Sales of systems for the first nine months of fiscal 2004 were $23.5 million compared to $21.6 million in the prior year, a 9% increase.   Sales of systems to commercial customers were

up 16% in the third quarter and 14% for the year-to-date periods.  Sales of systems to lodging customers in the third quarter were $1.0 million, a decline of 39% compared to last year and were $4.0 million for the first nine months of the year, a 12% decrease compared to last year.  These declines reflect continued softness in the lodging market.

Installation and Service Revenues.  Installation and service revenues consist of the following:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,

	2004	2003	2004	2003

Contract & Time and Materials (T&M)	$4,968,000	$4,288,000	$14,370,000	$12,678,000
Commercial installations	648,000	545,000	1,944,000	1,852,000
Lodging installations	177,000	332,000	820,000	792,000
Cabling	193,000	168,000	696,000	615,000
Consulting	699,000	370,000	2,131,000	1,488,000

Total installation and service revenue	$6,685,000	$5,703,000	$19,961,000	$17,425,000

The increase in contract and T&M revenues in both periods presented was primarily due to the success of our Nortel initiative.  Throughout fiscal 2004, we have enjoyed an increase in maintenance contracts with commercial customers and an increase in T&M revenues, both of which were primarily from customers with Nortel installed equipment.  The addition of customers under maintenance contracts typically helps to increase T&M revenues as those customers use us for discretionary spending on their systems as well as repair charges not covered by the maintenance agreements.  The ability to develop a stable source of recurring revenues from maintenance contracts is one of the primary reasons we added Nortel equipment to our product lines.   Our contract and T&M revenues derived from lodging customers increased 4.9% in the third quarter and 2.7% for the nine-month period, reflecting a slight expansion in customers during the year.

Total installation and cabling revenues decreased approximately 2.6% in the third quarter due to lower installation revenues associated with lodging installations during the period compared to last year.  Year-to-date installation and cabling revenues are up 6.2% reflecting primarily increased commercial installations and improved cabling revenues.

Consulting revenues increased approximately 89% and 43% in the three and nine-month periods ended July 31, 2004, respectively, compared to last year.  Consulting revenues consist of project management fees earned on systems implementations, professional services or engineering fees earned on the design and programming of systems sold, and software and network consulting fees earned by our consulting group.  Both project management fees and professional services fees are generated by sales of new systems.  However, they do not necessarily track proportionately with systems sales because the complexity of the services required varies widely from project to project.

Gross Margins.  The table below presents the gross margins earned on our primary revenue streams for the three and nine months ended July 31, 2004 and 2003:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,

Gross Margins	2004	2003	2004	2003

Systems sales	24.9%	28.5%	23.5%	29.2%
Installation and service revenues	27.8%	29.2%	28.2%	29.0%
Other revenues	62.5%	85.1%	87.2%	64.0%
Corporate cost of goods sold	-2.5%	-2.8%	-2.3%	-2.8%
Total sales and service revenues	24.2%	27.6%	24.1%	27.2%

The decline in gross margins earned on systems sales was caused by competitive factors compounded by reductions in rebate programs and price support initiatives from our major equipment supplier.  Steps have been taken to abate the future effects of these factors and we feel that our systems sales margins will not erode further.

The gross margins earned on installation and services revenues experienced a slight decline of 1.4 points in the third quarter and less than one point in the year-to-date periods.    These small declines in gross margins primarily reflect our investment in additional staff and training to support our Nortel initiative as well as additional subcontractor costs required to complete certain support services.

A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold.  Other revenues typically represent sales and cost of goods sold on equipment or services outside our normal provisioning processes and by their nature vary significantly in both sales volume and gross margins earned.  The majority of the revenues recorded in this category in fiscal 2004 represent commissions earned from Avaya for selling Avaya’s maintenance contracts.  There is no cost of goods sold associated with these revenues.  Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.  These expenses have declined approximately 12% during fiscal 2004 compared to last year reflecting the effects of our tight cost controls.

Operating Expenses.  Total operating expenses were relatively unchanged in the third quarter and year-to-date periods ended July 31, 2004.  Our selling expenses increased approximately 11% in the third quarter of fiscal 2004 compared to last year and increased approximately 10% for the nine month period-to-date compared to last year.  A portion of these increases relate to the loss of certain marketing incentive programs provided by our vendor to support specific sales initiatives.  However, the value of these incentives were re-captured through the addition of different market development incentive programs offered by the vendors.  These different incentive payments, due to their nature, are reflected as reductions in our general and administrative expenses (“G&A”).  Note that these incentive payments are not related to those vendor incentive programs discussed under “Gross Margins” above.  Selling expenses also increased due to broadening the pool of sales management eligible to receive incentive payments based on sales and/or gross profits. Our G&A costs continue to be relatively unchanged compared to last year as we maintain our tight controls on hiring and discretionary spending.  We continue to believe that we can grow our revenue base for the foreseeable future with minimal increases in G&A costs.

Interest Expense and Other Income.  Net interest expense and other income was $2,000 in income in the third quarter of fiscal 2004 compared to net expense of $125,000 for the third quarter last year.  For the nine months ending July 31, 2004, net interest expense and other income was $50,000 in income compared to $376,000 in net expense last year.  These improvements reflect lower interest expense directly related to lower average borrowings this year compared to a year ago and the reversal of a portion of certain loss contingencies in the second quarter of fiscal 2004 of approximately $100,000.  The partial reversal reflects the result of additional research and discovery done related to asserted claims.

Tax Provision.  The Company has recorded a combined federal and state tax provision of 39% in all periods presented, reflecting the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins.  Operating margins were 2.7% and 2.9% for the three-month periods ending July 31, 2004 and 2003, respectively.  Operating margins were 3.1% and 2.9% for the nine-month periods ending July 31, 2004 and 2003, respectively.  We believe that there is still leverage remaining in our operating expenses and that for the foreseeable future, we can restrict the rate of growth in operating expenses to less than that of the growth revenues which will improve our operating margins as revenues expand.

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

Our establishment of a Seattle branch through the acquisition of Bluejack may not be successful and we may not recover our investment.

Bluejack’s operations prior to our August 2, 2004 acquisition of Bluejack have not produced an operating profit.  We believe, however, that its ramp-up as a new Nortel dealer is starting to produce sufficient revenues to produce operating profits, and that future operations will be profitable and will yield an acceptable return on our initial investment.  Nevertheless, no assurance can be given that our establishment of  this new Seattle Branch will be successful.

Our business is dependent upon capital spending by U.S. companies on communications and other technology equipment and the economic recovery underway could rapidly evaporate.

Our systems sales and installation revenues are largely tied to capital spending by our customers.  During fiscal 2004, our order rates and sales funnels have increased compared to last year indicating that the general economic recovery has reached our sector of the economy.  However, the rate of year-over-year growth in our order rates slowed during the third quarter compared to the first half of the year leading us to believe that U.S. companies may be reacting negatively to economic and geopolitical developments including increasing interest rates, increasing inflation, the war in Iraq, and terrorist threats in general.  If our order rates continue to trend lower, it would likely have a material and negative impact on our operating results.

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

Nortel is currently under both civil and criminal investigation for accounting irregularities and is delinquent in its U.S. Securities and Exchange Commission (“SEC”) filings for fiscal years 2001 through 2003.  Earlier this year in response to the investigations and as part of a broader restructuring plan, Nortel replaced several members of their executive management.  It is possible that these problems will result in changes that could affect our business such as lower research and development spending, delays in development or deployment of new products, and the inability to support the Nortel dealer network with technical support.  In addition, these developments may significantly tarnish the Nortel brand name resulting in customers deciding to delay additional purchases or change their communications platforms to other manufacturers.   If such results were to occur, it would likely hurt our future operating results.

Our gross margins have traditionally been highly dependent upon incentive payments and price support from our major equipment supplier.

Our equipment suppliers have a wide variety of vendor incentive programs to support our sales and marketing efforts.  These incentives have historically been material to our gross margins and our operating expenses.  During 2004, our major equipment supplier curtailed several of these programs and reduced the level of pricing support provided on some individual sales opportunities.  These changes have materially and negatively impacted our gross margins.  Some of the other incentives available are, by their nature, contra operating expense items.  These incentive programs have also undergone significant changes in fiscal 2004 compared to last year.  In general, we have been able to adjust our operations such that the impact of the changes to these programs has been neutral to our total operating expenses.   However, no assurance can be given that future changes in the incentive programs that affect both gross margins and operating expenses will not materially and adversely affect our gross margins and operating results.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risks relating to our operations result primarily from changes in interest rates.  We did not use derivative financial instruments for speculative or trading purposes during the nine months ending July 31, 2004.

          Interest Rate Risk.   We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (1.50% at July 31, 2004) plus 1.25 to 2.75% or the bank’s prime rate (4.25% at July 31, 2004) less 0.0% to minus 1.125%.  In an effort to manage the risk associated with variable interest rates, we have entered into an interest rate swap to hedge the variability of cash flows associated with variable rate interest payments.  At July 31, 2004, the notional amount included under the interest rate swap was $4.7 million.  The “pay fixed rates” under the swap agreements are 3.32%.  The “receive floating rates” for the swap agreement is “1-month” LIBOR, resetting monthly.  The interest rate swap expires in November 2004.  Variable rate debt outstanding at July 31, 2004, net of the swap agreement was $4.3 million.  A hypothetical 10% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

          Evaluation of Disclosure Controls and Procedures.  We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our  management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.

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

          Prior to filing our second quarter reports and while researching the impact of proposed new rules for share-based compensation arrangements on our future operating results, we discovered that certain footnote disclosures related to share-based incentive programs were incorrect in previously filed reports.  The disclosures have been corrected in this report for the prior fiscal periods and did not affect the reported operating results or financial condition of the current or any prior period.  The incorrect disclosure was due to a misapplication of SFAS 123, the accounting rule which governs stock-based compensation.  Most significantly, we were amortizing the pro forma compensation expense from stock options over their expected lives, estimated to be six years, instead of their vesting periods, generally three years.  Upon discovery and quantification of the impact of the error, we amended our Annual Report on Form 10-K for the year ended October 31, 2003 and amended our quarterly report on Form 10-Q for the period ended January 31, 2004.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

During the period covered by this report, we received service of process upon the Software & Information Industry Association (“SIIA”) in our declaratory judgment action filed against SIIA. SIIA has filed its answer in this matter and we have begun discovery.  A detailed description of this matter is contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2003 filed with the Commission.

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

(b)          Reports on Form 8-K - During the quarter for which this report is filed, the Company filed or furnished reports on Form 8-K on the following dates:

1.	May 27, 2004 (to furnish earnings release for second fiscal quarter 2004).
2.	June 4, 2004 (to report intention to amend Form 10-K and first quarter Form 10-Q).
3.	July 8, 2004 (to report agreement in principle with Bluejack Systems, LLC).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XETA TECHNOLOGIES INC
(Registrant)

Dated: August 26, 2004	By:	/s/ JACK R. INGRAM

Jack R. Ingram Chief Executive Officer

Dated: August 26, 2004	By:	/s/ ROBERT B. WAGNER

Robert B. Wagner Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.