Form 10-K
period 2004-10-31
XETA TECHNOLOGIES INC
filed 2005-01-19
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the Nasdaq closing price on April 30, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $40,274,172.

          The number of shares outstanding of the registrant’s Common Stock as of January 12, 2005 was 10,045,487 (excluding 1,018,788 treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held April 12, 2005 are incorporated by reference into Part III, Items 10 through 14 hereof.

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

ITEM 1.  BUSINESS

Development and Description of Business

          XETA Technologies, Inc., (“XETA”, the “Company”, “we”, “us”, or “our”) an Oklahoma corporation formed in 1981, is a leading provider of converged communications solutions for voice and data applications such as Voice over IP (“VoIP”), wireless, contact centers, and messaging.  We specialize in providing these solutions to multi-location mid-size and large companies throughout the United States.  In addition to selling these products to customers, we derive a significant portion of our revenues and gross profits from the installation and maintenance of these systems, utilizing our nationwide network of Company-employed design engineers and service technicians as well as our 24-hour, 7-days-per-week call center located in our headquarters building in Broken Arrow, Oklahoma.

          Previous to 1999, our business was focused entirely in the vertical market of hospitality customers.  In 1999 we expanded our business into the general commercial market as a voice and data integrator and established a nation-wide presence in this market through the acquisition of St. Louis-based U.S. Technologies Systems, Inc. (“UST”).  In fiscal 2000, we rapidly expanded our business through organic growth and three smaller acquisitions.  From 2001 through 2003 we battled difficult economic conditions in our industry brought about by the general economic recession that began in early 2001 and was followed by the tragic events of September 11, 2001.  During this time, our revenues decreased approximately 50% and we therefore focused our efforts on cost containment and maximizing cash flows for debt reduction.  In 2004, we re-initiated some of our growth strategies by expanding our sales force and acquiring a small Nortel dealer in Seattle, Washington.

          Since our expansion into the general commercial market, most of our revenues have been derived from the sale and installation of Avaya Inc. (“Avaya”) products, a product-line that we have represented since 1998.   In 2003, we added the Nortel (“Nortel”) product line to our product mix.  Both of these manufacturers have well-respected products and each represents approximately 30% of the U.S. telephony market.  We also sell Avaya and Nortel products, as well as the Hitachi product line, to the lodging market.  All of these products are distributed under nationwide, non-exclusive dealer agreements we have with the manufacturers.  Also, except for Hitachi products which we purchase directly from the manufacturer, we purchase these products from large distributors who provide additional pricing and volume incentives.

          Our revenues grew by 12% in fiscal 2004 after being relatively flat in 2003 and 2002.  Revenues for the year just ended were $58.8 million compared to $52.7 million and $53.7 million in 2003 and 2002, respectively.  The increase in revenues in fiscal 2004 reflects a slight increase in demand for the communications systems and services that we sell, but overall we believe that general economic and geopolitical conditions continue to dampen our customers’ willingness to spend capital resources on communications products.

          In fiscal 2004, we purchased substantially all of the assets of Bluejack Systems, LLC (“Bluejack”), a small Nortel dealer based in Seattle.  We paid $600,000 for Bluejack plus future additional payments that are contingent upon the profitability, as defined in the Purchase Agreement, of the Seattle office.  Using Bluejack’s operations as a genesis, we established a full branch office in Seattle to serve customers in that geographic region.

Commercial Systems Sales

          We sell a broad range of communications systems and applications for the general commercial market, including government agencies.  These products include:  IP systems that converge voice and data over a single network, wireless systems, traditional communications systems, call center systems, and messaging systems.  We sell these systems under dealer agreements with Avaya and Nortel.  Both of these manufacturers hold significant portions of the communications equipment market and are migrating their customer bases to the new IP-based technology platform from traditional telephony systems.  Avaya and Nortel sell a variety of IP telephony, call center, messaging, and other communications systems designed for small, medium and large enterprises.  We are one of the largest Avaya dealers in the U.S. and have been a Nortel “Premium Partner” dealer since June 2003.

          Sales of commercial systems were $25.9 million in fiscal 2004 compared to $21.3 million and $21.8 million in 2003 and 2002, respectively.  These sales represented 44%, 40%, and 41% of total revenues during fiscal years 2004, 2003 and 2002, respectively.  The 22% increase in commercial systems sales in 2004 compared to the prior year primarily reflects the addition of the Nortel product line in 2004; but also reflects improved customer acceptance of the new IP-based systems along with modest growth in the overall market for these products.

          We sell data networking products to the commercial market under non-exclusive dealer agreements with Avaya, Nortel, Cisco Systems Inc., and Hewlett-Packard Co.

Hospitality Products

          Communications Systems.  We sell communications systems to the hospitality industry through nationwide, non-exclusive dealer agreements with Avaya, Nortel, and Hitachi.  In addition to most of the features available on the commercial systems above, the systems sold to hospitality customers are equipped with lodging-specific software, which integrates with nearly all aspects of the hotel’s operations.  We also offer a variety of related products such as voice mail systems, analog telephones, uninterruptible power supplies, announcement systems, and others, most of which also have lodging-specific software features.  Most of these additional products are sold in conjunction with the sale of new communications systems and, with the exception of voice mail systems, are purchased from regional and national suppliers.  Recently, Hitachi announced that they would no longer develop and sell communications systems for the lodging industry.  Because of our strong relationships with our lodging customers and the fact that we represent the two other major manufacturers in this market, we do not believe that Hitachi’s decision to leave this market will have a material, negative impact on our operating results in the future.  For a further discussion regarding this matter, see “Risk Factors” in “Management’s Discussion and Analysis” below.

          Call Accounting Products.  We also market a line of proprietary call accounting systems under the Virtual XL® (“VXL”) series name.  Introduced in 1998, the VXL is a PC-based system designed to operate on a hotel’s local or wide area network, and if that network is connected to the Internet, the VXL can also be accessed via an Internet connection.  The VXL Series was upgraded to a rack-mounted, server-style system in 2004.  The VXL systems are our latest technology in a series of call accounting products we have successfully marketed since our inception.  Many of those earlier products remain in the field and are supported by our service and technical staff.

          Sales of communications systems and products to the lodging industry represented 9%, 12%, and 11% of total revenues in fiscal 2004, 2003 and 2002, respectively.

Installation and Services

          We provide nation-wide customer service, project management, professional services, installation and consulting to support our customers.  Our services organization is one of the key differentiators between our competitors and us.  The purchase price of our systems typically includes charges for professional services, project management activities, and installation costs, all of which are reflected as installation and service revenues in our financial statements.

          Our service organization includes our National Service Center (“NSC”) housed at our headquarters in Broken Arrow, Oklahoma.  Our NSC supports our customers who have purchased maintenance contracts on their systems, as well as other customers who purchase service on a time and materials basis.  We employ a network of highly trained technicians who are strategically located in major metropolitan areas and can be dispatched by the NSC to support our customers in the field or install new systems.  We also employ a cadre of design engineers (the Professional Services Organization (“PSO”)) trained in the design of the new, converged networks discussed above.  The PSO provides high-end services to assist our customers in navigating their way to a cost-effective and productivity-boosting network design.  Much of the work done by the PSO represents pre-sales work and is often not recovered in revenues, representing a significant investment.  We believe, however, that by hiring the most qualified personnel possible and keeping their talents in-house, we have built a competitive advantage in the marketplace as many of our competitors do not have the financial strength to make this investment.

          For our distributed products, we typically pass on the manufacturer’s limited warranty, which is generally one year in length.  Labor costs associated with fulfilling the warranty requirements are generally borne by us.  For Avaya products that we have sold to non-lodging customers, we attempt to sell Avaya’s post-warranty maintenance contracts, for which we earn a commission.  For Avaya systems sold to lodging customers, we sell our own maintenance agreement.  Nortel and Hitachi, unlike Avaya, do not have their own telephony field service forces.  Therefore, for these products, we aggressively attempt to sell our own post-warranty maintenance contracts to all of our customers.  In 2004, we made substantial progress in increasing the revenues from maintenance contracts sold to commercial customers.  This was due primarily to the addition of the Nortel product line in 2003.  The revenues from our maintenance contracts are an important part of our business model as they provide a predictable stream of profitable recurring revenue.  Increasing this revenue stream is a priority for us in the next fiscal year.

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

          Installation and service revenues represented 45%, 44%, and 47% of total revenues for fiscal years 2004, 2003 and 2002, respectively.

Marketing

          We market our products and services primarily through our direct sales force to a wide variety of customers including large national companies, mid-sized companies, governmental units and agencies, and the hospitality industry.  In addition to our direct marketing effort to customers, a very important part of our marketing effort centers on our relationships with Avaya and Nortel.  As a national dealer for both manufacturers, we have certain technical and geographical capabilities that help differentiate us in the market.  We aggressively market these capabilities to Avaya and Nortel.  Both organizations utilize us in a variety of ways, from fulfilling certain customer orders to handling entire customer relationships.  We have carefully positioned ourselves as a leading dealer by building our in-house engineering capabilities, providing nationwide implementation services, and through access to our 24-hour, 7 days-per-week service center.

          Our marketing efforts to the lodging industry rely heavily on our experience and reputation.  Over the course of serving this market for over 20 years, we have built strong long-term relationships with a wide range of personnel (corporate hotel chain personnel, property management officials, industry consultants, hotel owners, and on-site financial and/or operating officers) that can be the key decision makers for the purchase of hotel telecommunications equipment.  We have relationships with nearly all hotel chains and major property management companies.  These relationships are key to our past and future success and our lodging marketing efforts are targeted at strengthening and deepening those relationships rather than the more broad promotional efforts sometimes employed in our marketing efforts to the commercial sector.

Major Customers

          During fiscal 2004 we did not have any single customer that comprised more than 10% of our consolidated revenues.  However, we sell systems to hotels that are owned or managed by Marriott Hotels (Marriott).  Marriott is a major customer to our lodging business representing approximately 41% of our total lodging systems sales.  Marriott has been a major customer of ours since 1986 and we consider our relationship with them to be good.

Backlog

          At December 1, 2004 our backlog of orders for systems sales was $1.7 million compared to $6.2 million at the same time last year.  We expect this entire backlog to ship and be recognized as revenue by October 31, 2005.

Competition

          Commercial.  The market for communications systems, applications and services is highly competitive and subject to rapid technological change.  Both Avaya and Nortel have extensive dealer organizations, including nationwide dealers like ourselves, and smaller regionally-focused dealers.  Avaya also has a direct sales force that sometimes competes with us on large, national accounts.  In the Nortel market, in addition to competing with their extensive dealer network, we also compete with most of the Regional Bell Operating Company’s (RBOC’s).  Some of our competition, the RBOC’s in particular, have significantly greater financial, sales, marketing, technical, manufacturing and other resources. In addition to other Avaya and Nortel dealers, we also face competition from dealers of other large communications equipment suppliers, including Cisco Systems, Inc., Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation, as well as from a number of other companies, some of which focus on particular segments of the market such as customer relationship management.

          Hospitality.  We sell Avaya, Hitachi, and Nortel communications systems to the lodging market and, as such, face similar competitive pressures to those discussed above under “Commercial Competition”.  However, since the lodging market is a small, niche market, we believe our most effective competitive strengths are the performance and reliability of our proprietary hospitality systems and our high level of service commitment to this unique market.  While we believe that our reputation and nation-wide presence contribute significantly to our success in the lodging market, there can be no assurance given that we will be able to continue to expand our market share in the future.

Manufacturing

          We assemble the Virtual XL® systems, our proprietary call accounting systems sold exclusively to the lodging industry.  These systems comprise less than 2% of our total revenues.  We assemble these systems from an inventory of components, parts and sub-assemblies obtained from various suppliers.  These components are purchased from a variety of regional and national distributors at prices which fluctuate based on demand and volumes purchased.  Some components, although widely distributed, are manufactured by a single, usually foreign, source and are therefore subject to shortages and price fluctuations if manufacturing is interrupted.  We maintain adequate inventories of components to mitigate short-term shortages and believe the ultimate risk of long-term shortages is minimal.  The Virtual XL® systems are based on PC technology, which is continually and rapidly changing.  As a result, some of the components originally designed for use in our systems have been phased out of production and replaced by more advanced technology.  To date, these substitutions have not forced us to substantially redesign our systems and there has been minimal effect on the overall system cost.  There can be no assurance given however, that future obsolescence of key components would not result in unanticipated delays in shipments of systems due to redesign and testing of assemblies.

          We use outside contractors to assemble our proprietary printed circuit boards that are part of our call accounting systems.  The components and blank circuit boards are purchased, inventoried, and supplied to the outside contractors for assembly and quality control testing.  We perform various quality control procedures, including powering up completed systems and allowing them to “burn-in” before being assembled into a final unit for a specific customer location, and performing final testing prior to shipment.

          All of the other products we sell are purchased as finished goods from the manufacturers’ distributors.

Employees

          We employed 326 and 300 employees at December 1, 2004 and 2003, respectively.  There were no part-time employees.

Copyrights, Patents And Trademarks

          We recognize that our reputation for quality products and services gives value to our lodging products and service offerings names.  Therefore, we place high importance upon protecting such names by obtaining registered trademarks where practicable and appropriate.  We own registered United States trademarks on the following names for use in the marketing of our services and systems: “XETA,” “XETAXCEL,” “XACT,” “XPERT,” “XPERT+,” “XL,” “Virtual XL,” and “XTRAMILE”.  All of these trademarks are registered on the principal register of the United States Patent and Trademark Office.

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

ITEM 2.  PROPERTIES

          Our principal executive office and the NSC are located in a 37,000 square foot, Company-owned, single story building located in a suburban business park near Tulsa, Oklahoma.  This facility also houses a warehouse and assembly areas.  The building is located on a 13-acre tract of land.  The property is subject to a mortgage held by Bank of Oklahoma, NA, to secure our credit facility.

          Our commercial channel shipping operations are primarily located in a leased facility near St. Louis, Missouri.  In addition to the warehouse, this facility houses sales staff, technical design, professional services, and installation support personnel.   Our Seattle branch office is located in leased office space in Bellevue, Washington a suburb of Seattle.  This facility houses sales and technical personnel.

          We also lease other office space throughout the U.S. for sales, consulting, and technical staff and have informal office arrangements with our regional technicians to allow for some storage of spare parts inventory.

ITEM 3.  LEGAL PROCEEDINGS

          On August 1, 2003, the Software & Information Industry Association (“SIIA”), an association of software publishers, contacted the Company by letter and claimed that XETA had violated the Copyright Act, 17 U.S.C. § 501, et seq. by allegedly using unlicensed software in XETA’s business.  SIIA made demand that the Company audit all of its computers and servers to determine whether it used both licensed and/or allegedly unlicensed software for any of SIIA’s 965 members.  The Company conducted an audit and determined that some software present on a limited number of Company computers was unlicensed.  Many of these programs were located on personal computers utilized by employees for both personal and business use, or on computers that were “inherited” through the Company’s various acquisitions and were most likely loaded prior to XETA’s acquisition of these companies.  Because the nature of XETA’s liability and the amount of damages due SIIA was in dispute, early settlement negotiations were unproductive.  Therefore on December 1, 2003, the Company filed a declaratory judgment action in the U.S. District Court for the Northern District of Oklahoma seeking a judicial determination of liability and damages.  This action is in the discovery stage.  The Company is vigorously contesting this matter in court and strongly believes that its procedures regarding maintaining adequate numbers of software licenses are sound.  Nevertheless, XETA has potential exposure to damages under the law for possessing unlicensed software and has recorded a loss contingency.  Recently, settlement negotiations have resumed.  Based upon the current status of the claim management does not believe that the ultimate damages will exceed the current recorded loss contingency in an amount that would materially impact the Company’s results of operations.

          Since 1994, we have been monitoring numerous patent infringement lawsuits filed by Phonometrics, Inc., a Florida company, against certain telecommunications equipment manufacturers and hotels who use such equipment.  While we were never named as a defendant in any of these cases, several of our call accounting customers were named defendants and notified us that they would seek indemnification under the terms of their contracts with us. However, because there were other equipment vendors implicated along with us in the cases filed against our customers, we never assumed the outright defense of our customers in any of these actions.  In October 1998, all of the cases filed against the hotels were dismissed by the court for failure to state a claim.  After years of appeals by Phonometrics, all of which were lost on the merits, a final order dismissing the cases with prejudice was entered in November 2002, and the defendant hotels have been awarded attorney fees and costs against both Phonometrics and its legal counsel.  Phonometrics continues to dispute the amount of fees awarded in some cases, and this issue continues to be litigated by Phonometrics.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

EXECUTIVE OFFICERS AND SIGNIFICANT EMPLOYEES OF THE REGISTRANT

          Our executive officers and significant employees are set forth below.  There is no family relationship between any of the named persons.

Name and Age	Positions With Company

Jack R. Ingram Age 61	Chairman of the Board, Chief Executive Officer, and President

Robert B. Wagner Age 43	Chief Financial Officer, Secretary, and Treasurer

Larry N. Patterson Age 48	Executive Director of Operations

Don E. Reigel Age 50	Executive Director of Sales

Thomas A. Luce Age 48	Executive Director of Services

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

          Mr. Wagner joined us in July 1988 as Chief Accounting Officer and became our Chief Financial Officer in March 1989.  He was a member of the Board of Directors from March 1996 until April 2004.  Mr. Wagner is a Certified Public Accountant licensed in Oklahoma and received his Bachelor of Science Degree in Accounting from Oklahoma State University.

          Mr. Patterson joined us in March 2000 and serves as Executive Director of Operations.  Prior to his employment with us, Mr. Patterson worked for Exxon Corporation and held various executive positions in Europe, Asia and Latin America with Exxon Company, International.  He is a member of the American Management Association and is active in Organizational Development, Leadership Development and Investment Management activities.  Mr. Patterson received his Bachelor of Science Degree in Engineering from Oklahoma State University.

          Mr. Reigel joined us in June 1993 as PBX Product Sales Manager.  He was promoted to Vice President of Marketing and Sales in June 1995; became Vice President of Hospitality Sales in December, 1999; and is currently Executive Director of Sales.  Prior to his employment with us, Mr. Reigel served as a national accounts sales manager for WilTel Communications Systems.  Mr. Reigel received his Bachelor of Science Degree in Business from the University of Colorado.

          Mr. Luce joined us in November 1982 as Installation Director.  He was later promoted to Director of Installation and Service, became Vice President of Service in June, 1986 and presently serves as Executive Director of Services.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

          Our common stock is traded on the Nasdaq National Market under the symbol “XETA.”  The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market.

	2004		2003

	High	Low	High	Low

Quarter Ending:
January 31	$6.47	$5.40	$4.06	$1.29
April 30	7.12	5.40	2.50	1.86
July 31	5.57	4.00	5.71	2.55
October 31	4.27	3.38	6.06	4.62

          We have never paid cash dividends on our Common Stock.  Payment of cash dividends is dependent upon our earnings, capital requirements, overall financial condition and other factors deemed relevant by the Board of Directors.  Currently, we are prohibited by our credit facility from paying cash dividends.

          As of January 3, 2005, the latest practicable date for which such information is available, we had 182 shareholders of record.  In addition, based upon information received as of December 30, 2004, we have approximately 4,406 shareholders who hold their stock in brokerage accounts.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number or securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	558,172		$7.69	753,333
Equity compensation plans not approved by security holders	685,400	(1)	$5.86	0
Total	1,243,572		$6.68	753,333

(1)

All of these options were granted as part of an initial compensation package to several different officers upon their hiring.  These options generally vested or were earned over periods ranging from one to three years, and are exercisable for a period of ten years from the date of grant or date earned.

ITEM 6.  SELECTED FINANCIAL DATA

For the Year Ending October 31,	2004	2003	2002	2001	2000

	(Amounts in thousands, except per share data)
Results of Operations
Systems sales	$31,341	$27,550	$27,852	$52,028	$70,231
Installation and service sales	26,493	23,339	25,390	33,105	31,220
Other revenues	993	1,792	498	921	968

Total Revenues	58,827	52,681	53,740	86,054	102,419

Cost of equipment sales	23,914	19,622	21,384	36,261	47,480
Cost of installation and services	19,120	16,548	18,803	23,616	21,627
Cost of other revenues & corporate COGS	1,530	2,193	1,956	2,759	2,482

Total Cost of Sales	44,564	38,363	42,143	62,636	71,589

Gross Profit	14,263	14,318	11,597	23,418	30,830
Operating expenses	11,652	11,210	10,459	16,069	18,452

Income from operations	2,611	3,108	1,138	7,349	12,378
Interest and other income (expense)	32	(545)	309	(1,623)	(1,761)

Income before taxes	2,643	2,563	1,447	5,726	10,617
Provisions for taxes	1,035	1,005	569	2,245	4,156

Net Income	$1,608	$1,558	$878	$3,481	$6,461

Earnings per share – Basic	$0.16	$0.16	$0.09	$0.38	$0.77
Earnings per share – Diluted	$0.16	$0.16	$0.09	$0.36	$0.66
Weighted Average Common Shares Outstanding	10,009	9,828	9,375	9,061	8,350
Weighted Average Common Share Equivalents	10,157	9,999	9,866	9,698	9,792

As of October 31,	2004	2003	2002	2001	2000

Balance Sheet Data:
Working capital	$4,465	$4,204	$8,580	$11,214	$15,145
Total assets	53,556	50,673	59,384	67,285	74,149
Long term debt, less current portion	2,820	4,030	11,565	14,853	17,983
Shareholders’ equity	36,304	34,611	32,521	31,197	25,565

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

Overview

          For the year ending October 31, 2004, we earned net income of $1.6 million or $.16 per diluted share on revenues of $58.8 million.  These results compare to earnings of $1.6 million or $.16 per diluted share on revenues of $52.7 million last year.  These results reflect a 12% increase in our revenues that was offset by declines in our gross margins.  Operating expenses increased only 4% in 2004, reflecting our continued focus on cost containment.  The over 3.0 percentage point reduction in gross margins was driven by a 5.1 percentage point decrease in gross margins earned on systems sales.  This gross margin decline was caused in part by our decision to add the Nortel product line to our business, thereby forfeiting approximately 2.0 percentage points in loyalty rebates provided by Avaya.  The remaining reduction in gross margins reflects reductions in various Avaya rebate and incentive programs during the year.

          As we saw the economy begin to improve in early fiscal 2004, we cautiously began to re-initiate some growth initiatives.  These initiatives included expanding our Nortel sales force and consideration of acquisition opportunities.  On August 1, 2004, we purchased the assets of Bluejack Systems, LLC, (“Bluejack”) a Seattle-based Nortel dealer and structured cabling contractor.  The acquisition of Bluejack provides us with a jump-start in the Seattle area for our Nortel business.  We are operating the Seattle office as a branch model, meaning that most sales and service functions for Seattle customers are handled locally.  We also serve the Tulsa market with a similar branch model operating philosophy and plan to expand this model as acquisition and expansion opportunities present themselves.

          We continue to be very optimistic about our long-term prospects.  The new IP-based communications systems continue to gain market acceptance, the U.S. economy continues to show gradual improvement, and we believe we are well positioned in the market to be successful.  We spent much of fiscal 2004 expanding our infrastructure to encompass the new Nortel product portfolio and enhancing our IP telephony capabilities with Avaya.  This included establishing our credentials on the Nortel product line through rigorous training programs and certification testing.  We accomplished our goals in this area by achieving accreditation on all of the pertinent Nortel products.  After establishing our competence on the Nortel products, we began expanding our Nortel sales resources and at year-end our sales resources were evenly split between those who focus primarily on Nortel and those who focus primarily on Avaya.

          The discussion that follows provides more details regarding the factors and trends which affected our financial results, liquidity, and capital resources in fiscal 2004 when compared to the previous year.

Results of Operations

          Year ending October 31, 2004 compared to October 31, 2003.  Net revenues for fiscal 2004 were $58.8 million compared to $52.7 million in fiscal 2003, a 12% increase.  Net income for fiscal 2004 was $1.6 million compared to $1.6 million in fiscal 2003.  Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2004.

          Systems Sales.  Sales of systems and equipment were $31.3 million in fiscal 2004 compared to $27.5 million in fiscal 2003, a 14% increase.  These results reflect improved market conditions and the addition of the Nortel product line in fiscal 2004.  Market acceptance of IP-based telephony and related technologies continues to improve and nearly all new systems sold are IP-based systems.  We expect this trend to continue.

          While the overall U.S. economy has shown signs of improvement, we continue to see mixed results as technology spending, especially on communications equipment, remains sluggish.  Some customers hesitated to resume their capital spending on technology despite the advances in systems and applications that have occurred in the past few years.  While we expect our systems sales to improve in fiscal 2005, no assurance can be given that customers will not continue to restrict their capital spending budgets to the lower levels experienced during the past three fiscal years.

          Installation and Service Revenues.  Revenues earned from installation and service related activities were $26.5 million for fiscal 2004, a 14% increase over fiscal 2003.  All of our major service revenue streams showed increases compared to the prior year.  These increases include increases in installation and consulting revenues that were driven by increases in systems sales and increases in revenues from maintenance contracts and services that were driven primarily by the addition of the Nortel product line.

          As discussed above, our systems sales increased 14% in fiscal 2004 which resulted in improved installation, project management and programming revenues, all of which are directly associated with new systems sales.  Our revenues earned from maintenance contracts increased 9% overall, but were mainly fueled by a 132% increase in revenues earned from service contracts with commercial (non-lodging) customers.  This increase is directly related to the addition of the Nortel product line to our business.  We are severely limited in the sale of Avaya service contracts to commercial customers because Avaya desires to maintain their systems with their own direct service force.  There is no channel conflict, however, in the Nortel product line.  Consequently, it is a high priority of Company management to continue to increase these revenues as they provide a recurring stream of profitable revenues to the Company.  We also enjoyed a 27% increase in revenues earned from move, add, and change (MAC) and time and materials (T&M) service activities.  A portion of these revenues are earned from customers who do not have service contracts, but call us regularly for services.  The remaining portion of MAC and T&M revenues are earned from customers who do have service contracts with us, but need non-covered services performed.  As a result, increases in contract revenues generally have a “pull-through” effect on MAC and T&M revenues.  Notably, our MAC and T&M revenues earned from commercial customers increased 62% last year, again reflecting the addition of the Nortel product line to our business.

          Gross Margins.  Gross margins were 24.2% in fiscal 2004 compared to 27.2% in fiscal 2003.  While we experienced a decline in gross margins on both systems sales and services, most of the decline in gross margins, 5.1 percentage points, was related to the gross margins on systems sales.

          Gross margins on systems sales were 23.7% in fiscal 2004 compared to 28.8% in fiscal 2003.  The gross margins we earn on systems sales is volatile and is affected by several factors including: 1) we sell a wide variety of products, some of which generate gross margins in excess of 50% and some of which earn gross margins of less than 20%; 2) we sell to several different customer sets, some of which have pre-negotiated contracts with Avaya which result in lower margins for us; and 3) as a distributor, we receive various forms of financial incentives  from our suppliers and from the manufacturers which can vary greatly based on special promotions, product-types purchased, the end-user customer, seasonality, etc.  All of these factors contribute to the volatility of our systems sales gross margins.  Specifically in fiscal 2004, approximately 2.0 percentage points of the gross margin decline was expected as a result of dropping our exclusive representation of Avaya products to the commercial sector and adding the Nortel product line.  Avaya provides additional “loyalty” discounts to dealers who represent only Avaya products in the marketplace.  Therefore, we knew when we added Nortel that we would lose these discounts.  The remaining portion of the decline in gross margins on systems sales was not expected and related to additional changes in incentive payment and rebate programs offered and administered by Avaya.  The decrease in gross margins earned on systems sales occurred mostly during our first fiscal quarter and then was relatively stable the remainder of the year.  We believe therefore, that the greater part of the erosion of these gross margins is over; however, no assurance can be given that additional changes by Avaya or other market conditions will not further erode our gross margins.

          The gross margins earned on installation and service revenues were 27.8% in fiscal 2004 compared to 29.1% in fiscal 2003.  This decrease was directly related to the cost of starting up our service offering for the Nortel product line.  This includes the hiring and training of additional technicians to service Nortel products.  Most of the additional technical staff was added to support our branch offices in Tulsa and Seattle and those staff are not yet fully utilized in customer service.  This fact, in conjunction with the additional costs associated with Nortel training and certifications, had a negative impact on our service margins.

          A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold expenses.  Other revenues represent sales and cost of goods sold on equipment outside our normal provisioning processes and commissions earned on the sale of manufacturer service contracts.  Corporate cost of goods sold represents the cost of our material logistics and purchasing functions.  Corporate cost of goods sold declined 7% in fiscal 2004 compared to fiscal 2003 reflecting management’s continued focus on containment of administrative costs.

          Operating Expenses.  Operating expenses were $11.7 million or 19.8% of revenues in fiscal 2004 compared to $11.2 million or 21.3% of revenues in fiscal 2003.  The decrease in operating expenses as a percent of sales reflects our continued focus on controlling costs and an increase in the sales and marketing incentive payments received from manufacturers that we represent.  As discussed above under “Overview”, we expanded our sales force and sales management during fiscal 2004 as we began to see improvement in the U.S. economy.  However, we continued to closely control our general and administrative expenses and were able hold those expenses relatively flat during fiscal 2004 despite the increase in revenues.  A significant portion of our operating expenses are offset by various sales and marketing incentives provided by Avaya and Nortel under a variety of programs designed to increase the promotion and market presence of their products.  The manufacturers change these programs regularly, so it is difficult to predict whether the offset to operating expenses will remain at 2004 levels in fiscal 2005.

          Interest and Other Income.  Interest expense consists of interest paid or accrued on our credit facility.  Interest expense declined in fiscal 2004 by approximately $243,000, reflecting lower average debt levels in fiscal 2004.  Also, during fiscal 2004, we capitalized interest costs of approximately $187,000 related to our Oracle implementation project compared to approximately $337,000 in fiscal 2003.  During fiscal 2004, we reduced our term debt by $1.2 million through cash on hand and funds generated from operations.

          Net other income in fiscal 2004 was approximately $263,000 compared to net other expense of approximately $71,000 last year.  The primary reason for the change in other income and expense relates to the accrual of a contingent liability in 2003 and the partial reversal of that contingency in 2004 as more facts about the matter became available.

          Tax Expense.  We have recorded a combined federal and state tax provision of approximately 39% in all years presented.  This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

          Operating Margins.  Our net income as a percent of revenues in fiscal 2004 was 2.7% compared to 3.0% in 2003.  This decrease reflects lower gross margins earned in fiscal 2004.  Our current business model targets an operating margin of 6%.  However, we will have to realize sustained growth in our revenues, primarily through increased sales of systems to commercial customers, and hold our gross margins to reach this target.

          Year ending October 31, 2003 compared to October 31, 2002.  Net revenues for fiscal 2003 were $52.7 million compared to $53.7 million in fiscal 2002, a 2% decline.  Net income for fiscal 2003 was $1.6 million compared to $0.9 million in fiscal 2002, a 77% increase.  Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2003.

          Systems Sales.  Sales of systems and equipment were $27.5 million in fiscal 2003 compared to $27.9 million in fiscal 2002, a 1% decrease.  These results reflected the static market conditions experienced during fiscal 2003 as customers continued to defer most of their buying decisions.  In the early portion of fiscal 2003, we experienced a spike in new orders, indicating that the market for our products was prepared to return to historical levels of growth.  However, order rates quickly returned to fiscal 2002 levels as a high degree of pessimism returned to the overall economy reflecting concerns about the war in Iraq and future business profits.

          Installation and Service Revenues.  Revenues earned from installation and service related activities were $23.3 million in fiscal 2003, an 8% decrease from fiscal 2002.  This decrease was due primarily to lower discretionary spending by customers on T&M work.  The decrease also reflected a slow-down in our Microsoft consulting business.  Most of our customers focused very heavily on cost controls during the economic downturn throughout fiscal 2003 and, as a result, deferred all service work that was not essential.  Also, because most companies were not increasing their employee base, they were not spending money on expansions of their systems, movement of employees, etc., all of which generate service revenues for us.

          Installation revenues were flat in fiscal 2003 compared to fiscal 2002.  This result was expected given the relatively stable level of systems sales, which is the primary driver of installation revenues.  Contract revenues in fiscal 2003 were consistent with fiscal 2002 levels.  This revenue stream continued to be derived primarily from our lodging business, which did not expand during fiscal 2003.  Service revenues from the consulting portion of our business declined slightly during fiscal 2003 as customers continued to limit their discretionary spending in this area.

          Gross Margins.  Gross margins were 27.2% in fiscal 2003 compared to 21.6% in fiscal 2002.  This increase reflected increases in the gross margins of all our revenue sources.

          Gross margins on systems sales were 28.8% in fiscal 2003 compared to 23.2% in fiscal 2002.  A portion of this increase related to an adjustment we made during fiscal 2002 to the reserve for inventory obsolescence.  During the third quarter of fiscal 2002, we increased the inventory reserve and systems cost of goods sold by $775,000.  Without this adjustment, our gross margins on systems sales in fiscal 2002 would have been 26.0%.  The remainder of the improvement in systems sales reflected improvements in sales quoting processes implemented during fiscal 2003.  By establishing procedures to focus more closely on gross margins prior to finalizing the order and by more aggressively seeking price support from the manufacturer, we were able to significantly improve our margins on systems sales in fiscal 2003 over fiscal 2002.

          The gross margins earned on installation and service revenues were 29.1% in fiscal 2003 compared to 25.9% in fiscal 2002.  This increase was primarily due to improvements surrounding our commercial installation cost structure and processes.  Despite the fact that installation revenues declined in association with a drop in systems sales, and that a portion of the costs associated with installation activities was fixed payroll-related expenses, we were still able to improve the gross margins on installations during fiscal 2003 by further consolidation and integration of installation related activities.  Also, the margins earned by our National Service Center improved slightly in fiscal 2003, reflecting additional cost controls deployed during the year.

          Corporate cost of goods sold declined 8% in fiscal 2003 compared to fiscal 2002 reflecting management’s continued focus on reducing operating costs by controlling headcount and discretionary expenditures.

          Operating Expenses.  Operating expenses were $11.2 million or 21.3% of revenues in fiscal 2003 compared to $10.5 million or 19.5% of revenues in fiscal 2002.  In fiscal 2002, we recorded an adjustment to decrease the reserve for bad debts by $700,000 which resulted in a reduction in bad debt expense.  Without this adjustment, fiscal 2002 operating expenses would have been 20.8% of revenues.  The remainder of the increase in operating expenses as a percentage of revenues in fiscal 2003 was related to the loss of certain marketing reimbursement programs from Avaya.  Avaya replaced these programs with a different incentive system that we participated in, but the contributions received under the new incentive system only partially offset the loss of cost reimbursements under the previous program.

          Interest and Other Income.  Interest expense consists of interest paid or accrued on our credit facility.  Interest expense declined in fiscal 2003 by approximately $413,000, reflecting lower average debt levels and lower interest rates.  Also, during fiscal 2003, we capitalized interest costs of approximately $337,000 related to our Oracle implementation project compared to approximately $277,000 in fiscal 2002.  During fiscal 2003, we reduced our overall bank debt by $8.9 million through cash on hand and funds generated from operations.

          Net other expense in fiscal 2003 was approximately $71,000 compared to net other income of approximately $1.2 million in fiscal 2002.  Fiscal 2002’s results include income from the partial reversal of an acquisition-related accrual set up during fiscal 2000 and interest income earned from sales-type leases.  The amount of the non-recurring accrual reversal recorded to other income was $826,000.  We set up this accrual as part of the purchase of UST in November 1999 to reflect the fact that we were inheriting an aggressive tax position taken by UST.  At the time of the acquisition, we chose to accrue for the potential losses to be incurred if the tax position was overturned.  After consultation with our financial and tax advisors and having monitored this matter since the time of the acquisition, we believed it was appropriate to reduce the accrual and did so in fiscal 2002.  There was no such entry made in fiscal 2003.

          Operating Margins.  Our net income as a percent of revenues in fiscal 2003 was 3.0% compared to 1.6% in fiscal 2003.  This increase reflected higher gross margins earned in fiscal 2003 while holding operating expenses relatively constant.

Liquidity and Capital Resources

          During fiscal 2004, our financial condition was relatively unchanged from the end of fiscal 2003.  Our term debt was reduced $1.2 million or 23% reflecting scheduled principal payments on the notes.

          Cash flows from earnings and non-cash charges were $2.5 million.  Additional operating cash flows of $2.6 million were generated from reductions in inventories, sales-type leases, prepaid expenses, and from decreases in accrued liabilities and deferred taxes.  Offsetting these cash flows were increases in accounts receivable of $3.4 million and a decrease in accounts payable of $1.8 million.  In total, our cash used in operations was approximately $444,000.  Our capital expenditures totaled $1.6 million including approximately $598,000 to acquire the net assets of Bluejack (see “Development and Description of Business” under ITEM 1. BUSINESS, above); approximately $592,000 invested in our Oracle project and approximately $466,000 to acquire other capital equipment.

          As discussed above, we have continued to invest in the Oracle system and at October 31, 2004 we had capitalized $7.3 million in this project.  We have segregated the cost of this asset into four groups with estimated useful lives of three, five, seven and ten years.  Beginning in fiscal 2005, we will be implementing the system in our business and will begin amortizing the cost of the software according to its estimated useful life.

          At October 31, 2004, the balance on our working capital revolver was $3.85 million, leaving $3.65 million available for additional borrowings.  We believe that this available capacity is sufficient for our operating needs for the foreseeable future.  The revolver is scheduled to expire on September 28, 2005 but we expect to renew it for another 12 month period prior to its expiration.  At October 31, 2004, we were in compliance with the covenants of our debt agreements or received the appropriate waivers and we consider our relationship with our bank to be good.  In addition to the available capacity under our working capital line of credit, we believe we have access to a variety of capital sources such as additional bank debt, private placements of subordinated debt, and public or private sales of additional equity.  However, there are currently no plans to issue such securities.

          The table below presents our contractual obligations at October 31, 2004, as well as payment obligations over the next five fiscal years:

		Payments due by period

Contractual Obligations	Total	Less than 1 year	2 – 3 Years	4 – 5 years	More than 5 years

Long-term debt	$4,030,002	$1,209,645	$2,820,357	$—	$—
Operating leases	292,510	203,004	84,328	5,178	—
Total	$4,322,512	$1,412,649	$2,904,685	$5,178	$—

Recent Accounting Pronouncements

          The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123 (Revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” in December 2004.  SFAS No. 123R is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005. The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” (“SFAS 151”) which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its third quarter of fiscal 2005.  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

          In January of 2003, FASB issued Financial Interpretation No. 46 “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (“FIN 46”).  In December 2003, the FASB issued FIN 46R, which clarified certain issues identified in FIN 46.  FIN 46R requires an entity to consolidate a variable interest entity if the entity is designated as the primary beneficiary of that variable interest entity even if the entity does not have a majority of voting interest.  A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership.  The provisions of this statement apply at inception of any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after March 15, 2004.  The Company does not have any variable interest entities; therefore the implementation of FIN 46 did not have a material impact on the Company’s operating results, financial position, or cash flows.

          In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS 149”).  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS 149 was effective for derivative contracts entered into after June 30, 2003.  The adoption of SFAS 149 did not have a material impact on the Company’s operating results, financial position, or cash flows.

          SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”) was issued in May 2003.  This Statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. It requires that many financial instruments previously classified as equity now be classified as a liability (or an asset in some circumstances).  These financial instruments are as follows: financial instrument issued in the form of shares that is mandatorily redeemable — that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur; a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets; a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:  a) a fixed monetary amount known at inception, for example, a payable settleable with a variable number of equity shares; b) variations in something other than the fair value of equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of equity shares; c) variations inversely related to changes in the fair value of equity shares, for example, a written put option that could be net share settled. SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS 150 did not have any effect on the Company’s operating results, financial position, or cash flows.

Application of Critical Accounting Policies

          Our financial statements are prepared based on the application of generally accepted accounting principles in the U.S.  These accounting principles require us to exercise significant judgment about future events that affect the amounts reported throughout our financial statements.  Actual events could unfold quite differently than our previous judgments had predicted.  Therefore, the estimates and assumptions inherent in the financial statements included in this report could be materially different once those actual events are known.  We believe the following policies may involve a higher degree of judgment and complexity in their application and represent critical accounting policies used in the preparation of our financial statements.  If different assumptions or estimates were used, our financial statements could be materially different from those included in this report.

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

          Collectibility of Accounts Receivable.  We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables which we believe will ultimately become uncollectible.  We reduced our estimated allowance for bad debts by $700,000 in fiscal 2002 and by $46,000 in fiscal 2003 because of better than expected collection results.  There was no such adjustment made during fiscal 2004.  We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

          Realizability of Inventory Values.  We make judgments about the ultimate realizability of our inventory in order to record our inventory at its lower of cost or market.  These judgments involve reviewing current demand for our products in comparison to present inventory levels and reviewing inventory costs compared to current market values.  We maintain a significant inventory of used and refurbished parts for which these assessments require a high degree of judgment.  In the second half of fiscal 2002, we recorded increases to our provision for excess and obsolete inventories of approximately $962,000, reflecting our judgment that our provision was understated at that time.  This amount was recorded as an increase to systems cost of goods sold.  While there were additions to the reserve and write-offs of worthless items in fiscal 2004 and 2003, there was not a similarly large adjustment made as in fiscal 2002.

          Goodwill and Other Long-lived Assets.  We have a significant amount of goodwill on our balance sheet resulting from the acquisitions made in fiscal 2000, 2001, and 2004.  We conduct an annual goodwill impairment review immediately after the completion of the fiscal year to determine the fair value of our reporting units.  In fiscal years 2004 and 2002, we engaged an independent valuation consultant to assist us in this review.  To make this assessment each year, we prepared a long-term forecast of the operating results and cash flows associated with the major reporting units of our business.  We prepared this forecast in order to determine the net discounted cash flows associated with each of these units. We, or the consultant in 2002 and 2004, then compared the value of the discounted cash flows, less bank debt, to the book value of each of those units.  Based on the work performed, we determined that the fair value, based on the discounted cash flows, was greater than our carrying value and therefore no impairment had occurred.  There is a great deal of judgment involved in making this assessment, including the growth rates of our various business lines, gross margins, operating margins, discount rates, and the capital expenditures needed to support the projected growth in revenues.

          We have recorded property, equipment, and capitalized software costs at historical cost less accumulated depreciation or amortization.  The determination of useful economic lives and whether or not these assets are impaired involves significant judgment.

          Accruals for Contractual Obligations and Contingent Liabilities.  On products assembled or installed by us, we have varying degrees of warranty obligations.  We use historical trends and make other judgments to estimate our liability for such obligations.  We also must record estimated liabilities for many forms of federal, state, and local taxes.  Our ultimate liability for these taxes depends upon a number of factors including the interpretation of statutes and the mix of our taxable income between higher and lower taxing jurisdictions.  In addition, from time-to-time we are a party to threatened litigation or actual litigation in the normal course of business.  In such cases, we evaluate our potential liability, if any, and determine if an estimate of that liability should be recorded in our financial statements.  Estimating both the probability of our liability and the potential amount of the liability are highly subjective exercises and are evaluated frequently as the underlying circumstances change.

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

          Our business is directly affected by capital spending on technology equipment in the U.S.  While capital spending improved slightly during fiscal 2004 compared to the very depressed levels experienced from 2001 through 2003, demand for our products continues to be weak.  We believe that many customers continue to be concerned about their ability to increase revenues and thereby increase their profitability. Accordingly, they have tried to maintain or improve profitability through cost reduction and reduced capital spending. We believe that companies may continue to be reluctant to increase spending on communications systems in the near term; therefore, we expect continued pressure on our ability to increase our revenues.

In the short-term, our business remains heavily dependent upon Avaya, our primary supplier of communications equipment for resale.  Also, our long-term strategy includes continued commitment to the Avaya product line.

          Although we added Nortel equipment to our product line in 2003, sales of Nortel products and services continue  to be in a “ramp-up” stage.  Consequently, in the near term, our financial results will continue to be heavily dependent upon the quality and reputation of Avaya’s products.  As such, our success in this market will continue to depend heavily upon Avaya’s ability to develop its products on a timely basis and compete effectively with other manufacturers’ products in this market.  From a longer-term perspective, we expect the Avaya product line to continue to be a material part of our business and we have no plans to diminish our Avaya related efforts in any way.  Therefore, we expect to be dependent to some degree on Avaya as a significant supplier of the equipment that we resell.

Avaya frequently changes the incentive programs offered to their business partners.  Such changes had a detrimental effect on our financial results for the last two years and could do so again in the future.

          Avaya, like many major manufacturers, provides various financial incentive programs to support increasing the market share, promotion, and sale of its products.  We receive substantial rebates through these incentive programs to offset both costs of goods sold and selling expenses.  We also receive commissions from Avaya to sell their maintenance contracts.  These amounts are material to our operating results.  Avaya made significant changes to these programs in 2004.  As a result of some of these changes, the gross margins on our systems sales were lower than they were in previous years.

          We expect Avaya to continue to change their rebate programs to encourage their dealers to target certain customer segments, typically small to mid-sized firms, and to avoid certain other customer sets such as large, national customers which Avaya prefers to serve with their direct sales force.  We expect our business model to be at odds with some of the goals of these incentive programs and therefore we expect to continue to experience difficulty in maintaining the level of incentive payments which we have enjoyed in prior years.

We are investing significant resources to add Nortel products and services to our product line and our efforts may not produce satisfactory results.

          To extend our market reach and reduce our reliance on Avaya, we added the Nortel product line to our business in 2003.  We are investing significant resources in the hiring and training of personnel to sell, design, install and maintain Nortel products.  During 2004, we acquired Bluejack, a small, Seattle-based Nortel dealer to help jump start our Nortel product launch.  Despite these investments, which are designed to make revenues and gross profits earned from Nortel a material part of our business, it may take longer than we expect or this effort may not be successful at all.

Revenues and gross profits earned by hotels from guest calls continue to decline resulting in hotels canceling their call accounting maintenance agreements with us.

          Primarily because of the increasing use of cell phones by guests, hotels have experienced a rapid decline in their revenues and gross profits earned from long distance and other telephone-related fees.  This development has severely reduced the importance of call accounting systems in hotels and as a result, many of our customers are considering reducing or eliminating their call accounting maintenance contracts with us.  In fiscal 2004, we earned $4.1 million in revenues associated with these maintenance contracts.  The loss or reduction in these revenues could materially and negatively impact our operating results.

The introduction of new products could result in reduced revenues, reduced gross margins, reduced customer satisfaction, and longer collection periods.

          We are selling a variety of new, highly complex products that incorporate leading-edge technology, including both hardware and software.  The early versions of these products, which we are selling currently, can contain software “bugs” and other defects that can cause the products to not function as intended.  We will be dependent upon Avaya and Nortel to fix these problems as they occur.  An inability of the manufacturer to correct these problems quickly could result in damage to our reputation, reduced revenues, reduced customer satisfaction, and delays in payments from customers for products purchased.

Hitachi has announced that it will no longer manufacture communications systems for the hospitality market.

          Hitachi, once one of the leading suppliers of traditional PBX systems to the hospitality market, has announced that it will no longer design and manufacture systems for this market.  Hitachi has committed to maintaining an adequate supply of parts for their installed systems for the next ten years.  We have many long-time lodging customers with significant portfolios of Hitachi systems in their hotels.  We have several hundred Hitachi systems under service contract producing recurring contract revenues and gross profits for our business.  Over the next ten years, all of these customers will have to transition their communications systems to new platforms presenting a risk to us that another vendor will be selected.  While this risk also presents us with an opportunity to sell new systems to our existing Hitachi customers, no assurance can be given that Hitachi’s decision will not negatively impact our financial results in the future.

We are connecting our products to our customers’ computer networks and problems with the implementation of these products could cause disruption to our customers’ entire operations.

          Unlike traditional stand-alone voice systems, our new IP-based products typically are connected to our customers’ existing local and wide area networks.  While we believe the risk of our products disrupting other traffic or operations on these networks is low, these products are new and unforeseen problems may occur, which could cause significant disruption to our customers’ operations.  These disruptions, in turn, could result in reduced customer satisfaction, delays in payments from customers for products purchased, damage to our reputation, and other potential liabilities.

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

          We sell communications systems under dealer agreements with Avaya, Inc., Hitachi Telecom, (USA), Inc., and Nortel.  We are a major dealer for Avaya and Hitachi and consider our relationship with both to be good.  Nevertheless, if our strategic relationship with these manufacturers were to be terminated prematurely or unexpectedly, our operating results would be adversely impacted.  Furthermore, these agreements require that we meet certain volume commitments to earn the pricing structure provided in the dealer agreements.  Failure to meet these requirements could cause material, adverse consequences to our gross margins and overall operating results.

We are dependent upon a few suppliers.

          Our growth and ability to meet customer demand depends in part on our capability to obtain timely deliveries of parts from suppliers.  Both Avaya and Nortel utilize a two-tier distribution model in which a few third party companies (super distributors) distribute their products to their respective dealer communities.  In the case of one such distributor, they distribute both Avaya and Nortel products.  The limited amount of distribution available for each of these product lines increases our risks of interruptions in the supply of products in the future.

The success of our business depends significantly upon our ability to retain and recruit highly skilled personnel.

          Our ability to attract, train, motivate and retain highly skilled and qualified technical and sales personnel is critical to our success.  Competition for such employees in the rapidly changing telecommunications industry is typically intense, although the current economic conditions have temporarily eased some of this pressure.  As we have transformed our company into an integrated communications solutions provider, we have invested heavily in the hiring and training of personnel to sell and service our new products and service offerings.  If we are unable to retain our skilled employees or to hire additional qualified personnel as needed, it could adversely impact our ability to implement our strategies efficiently and effectively.

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

We might have to record a significant goodwill impairment loss in the event our business was to suffer a severe decline.

          Under SFAS 142, we are required to evaluate the fair value of each of our reporting units annually and determine if the fair value is less than the carrying value of those reporting units, and if so, an impairment loss is recorded in our statement of operations.  The determination of fair value is a highly subjective exercise and can produce very different results based on the assumptions used and methodologies employed.  It is likely that if our financial results were to decline substantially and if macroeconomic conditions eroded, we would have to record a non-cash impairment loss in our statement of operations.  The amount of such impairment is impossible to predict, but would likely be material to our operating results and could represent a significant portion of our shareholders’ equity.

The successful completion of the upgrade to our technology infrastructure and information systems is critical to our ability to effectively and efficiently operate our business in the future.  Also, implementation of the system will significantly increase our amortization expense.

          Our success in navigating the current market will depend heavily upon our ability to assemble the necessary information to make informed decisions and implement those decisions quickly and effectively.  For the past 42 months, we have been working on a major upgrade to our technology infrastructure and information systems.  This upgrade will result in a consolidation from four critical legacy systems to one.  Due to constraints that we have imposed on capital spending, we have purposely slowed down the development of this system.  Furthermore, at our current revenue and activity levels, conversion to this new system is not critical to our near-term success.  However, we believe it is prudent to proceed with the conversion while our revenues are at these lower levels in anticipation of future growth which we believe will require upgraded and consolidated technology infrastructure.  While we are taking great care to properly plan this implementation and to test the solution fully prior to the conversion, there can be no guarantees given that the conversion will not disrupt our operations.

Our targeted operating margins of 6% may not be achievable.

          We believe that our current business model would support a target operating margin of 6%.  This target assumes that we can: 1) generate significantly higher revenues; 2) maintain our gross margins; and 3) operate our material logistics and general and administrative functions at about the same levels as we currently do.  These assumptions are not tested through past experience operating in the commercial sector of our market and may not be achievable.

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

          Our corporate headquarters and NSC is located in northeastern Oklahoma, a region known to be part of “tornado alley”.  A significant natural disaster, such as a tornado, could have a material adverse impact on our business, operating results, and financial condition.  In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins, and similar disruptions from unauthorized tampering with our computer systems. Any such event could also cause a material adverse impact on our business, operating results, and financial condition.  In addition, acts of war or acts of terrorism could have a material adverse impact on our business, operating results, and financial condition.  The continued threat of terrorism and heightened security and military response to this threat, or any future acts of terrorism, may cause further disruption to our economy and create further uncertainties.  To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the assembly or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

We may be subject to infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling certain products and services.

          Third parties, including customers, may assert claims or initiate legal action against our manufacturers, suppliers, customers or us, alleging that the products we sell infringe on another’s proprietary rights.  Regardless of the merit of a claim, these types of claims can be time-consuming, result in costly litigation, or require us to enter into costly license agreements.  In some instances, a successful claim could prevent us from selling a particular product or service.  We have not conducted patent searches on the third party products we distribute to independently determine whether they infringe upon another’s proprietary rights; nor would it be practical or cost effective for us to do so.  Rather, we rely on infringement indemnities given to us by the manufacturers of the equipment we distribute.   However, because these indemnities are not absolute and in some instances have limits of coverage, no assurance can be given that in the event of an infringement claim, our indemnification by the equipment manufacturer will be adequate to hold us harmless or that we will even be entitled to indemnification by the equipment manufacturer.

          If any infringement or other intellectual property claim is brought against us and is successful, whether it is based upon a third party manufacturer’s equipment that we distribute or upon our own proprietary products, our business, operating results and financial condition could be materially and adversely affected.

          We are currently in litigation with the Software & Information Industry Association (“SIIA”).  SIIA has alleged that have used unlicensed software in our business.  Our audit of our systems determined that we had a limited number of software titles being used on our computers that were unlicensed.  Many of these titles were used by employees for their personal use.  We are vigorously contesting this matter in court and strongly believe that our procedures regarding maintaining adequate numbers of software licenses is sound.  Nevertheless, we have recorded a contingent liability reflecting our estimate of the damages that may be paid in this litigation.  If our position regarding this matter proves to be unsuccessful, there can be no assurance given that the amounts accrued will be sufficient to cover the damages assessed.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risks relating to our operations result primarily from changes in interest rates.  We did not use derivative financial instruments for speculative or trading purposes during the 2004 fiscal year.

          Interest Rate Risk.   We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (2.00% at October 31, 2004) plus 1.25 to 2.75% or the bank’s prime rate (4.75% at October 31, 2004) less 0.0% to 1.125%.  In an effort to manage the risk associated with variable interest rates, in November 2001 we entered into an interest rate swap to hedge the variability of cash flows associated with variable rate interest payments, on amortizing notional amounts of $10.0 million.  The swap agreement expired on November 3, 2004 and was not renewed.  The “pay fixed rates” under the swap agreement was 3.32%.  The “receive floating rates” for the swap agreement was “1-month” LIBOR, resetting monthly.  A hypothetical 10% increase in interest rates would have increased our interest expense by approximately $23,000 in fiscal 2004 and would not have had a material impact on our financial position or cash flows.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of XETA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of XETA Technologies, Inc. (an Oklahoma corporation) and subsidiary as of October 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XETA Technologies, Inc. and subsidiary as of October 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Oklahoma City, Oklahoma
December 10, 2004

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	October 31, 2004	October 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$141,054	$291,118
Current portion of net investment in sales-type leases and other receivables	439,026	979,255
Trade accounts receivable, net	9,529,377	5,794,949
Inventories, net	4,844,702	5,614,902
Deferred tax asset, net	880,605	885,752
Prepaid taxes	6,868	—
Prepaid expenses and other assets	230,293	322,699

Total current assets	16,071,925	13,888,675

Noncurrent assets:
Goodwill, net of accumulated amortization prior to adoption of SFAS 142	26,196,806	25,726,886
Intangible assets, net	217,542	—
Net investment in sales-type leases, less current portion above	296,865	419,800
Property, plant & equipment, net	10,726,855	10,466,824
Other assets	46,358	170,483

Total noncurrent assets	37,484,426	36,783,993

Total assets	$53,556,351	$50,672,668

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,209,645	$1,209,645
Revolving line of credit	3,850,282	719,073
Lease payable	8,897	—
Accounts payable	2,452,480	3,928,878
Current unearned revenue	1,558,510	1,620,323
Accrued liabilities	2,522,343	1,869,024
Accrued taxes	—	58,134
Other liabilities	4,986	279,250

Total current liabilities	11,607,143	9,684,327

Noncurrent liabilities:
Long-term debt, less current portion above	2,820,357	4,029,738
Accrued long-term liability	144,100	144,101
Noncurrent unearned service revenue	140,172	229,910
Noncurrent deferred tax liability, net	2,540,559	1,973,575

Total noncurrent liabilities	5,645,188	6,377,324

Contingencies
Shareholders' equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,031,575 and 11,021,740 issued at October 31, 2004 and October 31, 2003, respectively	11,031	11,021
Paid-in capital	12,695,224	12,681,681
Retained earnings	25,837,870	24,229,820
Accumulated other comprehensive income (loss)	4,554	(66,846)
Less treasury stock, at cost (1,018,788 shares at October 31, 2004 and October 31, 2003)	(2,244,659)	(2,244,659)

Total shareholders' equity	36,304,020	34,611,017

Total liabilities and shareholders' equity	$53,556,351	$50,672,668

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended October 31,

	2004	2003	2002

Systems sales	$31,341,190	$27,549,876	$27,852,358
Installation and service revenues	26,492,810	23,338,915	25,390,142
Other revenues	993,431	1,792,512	497,778

Net sales and service revenues	58,827,431	52,681,303	53,740,278

Cost of systems sales	23,914,329	19,621,591	21,383,502
Installation and services costs	19,120,486	16,548,392	18,803,143
Cost of other revenues & corporate COGS	1,529,938	2,192,967	1,956,071

Total cost of sales and service	44,564,753	38,362,950	42,142,716

Gross profit	14,262,678	14,318,353	11,597,562

Operating expenses
Selling, general and administrative	11,569,185	11,030,671	10,279,299
Amortization	82,485	180,000	180,000

Total operating expenses	11,651,670	11,210,671	10,459,299

Income from operations	2,611,008	3,107,682	1,138,263
Interest expense	(230,819)	(473,979)	(887,274)
Interest and other income (expense)	262,861	(71,139)	1,196,250

Total interest and other income (expense)	32,042	(545,118)	308,976
Income before provision for income taxes	2,643,050	2,562,564	1,447,239
Provision for income taxes	1,035,000	1,005,000	569,000

Net income	$1,608,050	$1,557,564	$878,239

Earnings per share
Basic	$0.16	$0.16	$0.09

Diluted	$0.16	$0.16	$0.09

Weighted average shares outstanding	10,008,507	9,827,884	9,375,336

Weighted average equivalent shares	10,157,372	9,998,670	9,866,162

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

	Shares Issued	Par Value	Shares	Amount

Balance-October 31, 2001	10,256,740	$10,256	1,018,788	$(2,244,659)	$11,637,812	$—	$21,794,017	$31,197,426
Stock options exercised $.001 par value	465,000	465	—	—	115,785	—	—	116,250
Tax benefit of stock options	—	—	—	—	439,432	—	—	439,432
Components of comprehensive income:
Net income	—	—	—	—	—	—	878,239	878,239
Unrealized loss on hedge, net of tax of $71,148	—	—	—	—	—	(110,353)	—	(110,353)

Total comprehensive income								767,886

Balance-October 31, 2002	10,721,740	10,721	1,018,788	(2,244,659)	12,193,029	(110,353)	22,672,256	32,520,994
Stock options exercised $.001 par value	300,000	300	—	—	74,700	—	—	75,000
Tax benefit of stock options	—	—	—	—	413,952	—	—	413,952
Components of comprehensive income:
Net income	—	—	—	—	—	—	1,557,564	1,557,564
Unrealized gain on hedge, net of tax of $28,050	—	—	—	—	—	43,507	—	43,507

Total comprehensive income								1,601,071

Balance-October 31, 2003	11,021,740	11,021	1,018,788	(2,244,659)	12,681,681	(66,846)	24,229,820	34,611,017
Stock options exercised $.001 par value	9,835	10	—	—	9,535	—	—	9,545
Tax benefit of stock options	—	—	—	—	4,008	—	—	4,008
Components of comprehensive income:
Net income	—	—	—	—	—	—	1,608,050	1,608,050
Unrealized gain on hedge, net of tax of $46,034	—	—	—	—	—	71,400	—	71,400

Total comprehensive income								1,679,450

Balance- October 31, 2004	11,031,575	$11,031	1,018,788	$(2,244,659)	$12,695,224	$4,554	$25,837,870	$36,304,020

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended October 31,

	2004	2003	2002

Cash flows from operating activities:
Net income	$1,608,050	$1,557,564	$878,239

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	822,300	971,499	1,167,226
Amortization	82,485	180,000	180,000
Loss on sale of assets	2,465	48,521	47,373
Ineffectiveness of cash flow hedge	12,473	—	—
Reversal of provision for doubtful accounts	—	(45,907)	(748,200)
Provision for excess and obsolete inventory	—	280,431	1,068,013
Change in assets and liabilities, net of acquisitions:
Decrease in net investment in sales-type leases & other receivables	663,164	135,311	2,093,243
(Increase) decrease in trade account receivables	(3,405,570)	3,963,230	7,176,595
Decrease in inventories	959,786	1,906,448	139,171
(Increase) decrease in deferred tax asset	5,147	(293,109)	421,105
(Increase) decrease in prepaid expenses and other assets	172,357	(99,146)	168,755
(Increase) decrease in prepaid taxes	(6,868)	1,195,539	(532,581)
Increase (decrease) in accounts payable	(1,810,728)	(2,190,257)	1,571,788
(Decrease) in unearned revenue	(357,693)	(462,367)	(669,669)
Increase (decrease) in accrued taxes	(19,918)	96,352	550,919
Increase (decrease) in accrued liabilities	286,669	(260,861)	(1,140,540)
Increase in deferred tax liabilities	542,319	1,190,155	592,563

Total adjustments	(2,051,612)	6,615,839	12,085,761

Net cash provided by (used in) operating activities	(443,562)	8,173,403	12,964,000

Cash flows from investing activities:
Acquisitions, net of cash acquired	(597,791)	—	—
Additions to property, plant & equipment	(1,059,623)	(1,031,696)	(2,121,298)
Proceeds from sale of assets	19,542	2,568	48,232

Net cash used in investing activities	(1,637,872)	(1,029,128)	(2,073,066)

Cash flows from financing activities:
Proceeds from issuance of debt	—	1,125	—
Proceeds from draws on revolving line of credit	30,111,338	16,083,009	16,275,000
Principal payments on debt	(1,209,384)	(9,615,089)	(4,288,339)
Payments on revolving line of credit	(26,980,129)	(15,363,936)	(21,625,000)
Exercise of stock options	9,545	75,000	116,250

Net cash provided by (used in) financing activities	1,931,370	(8,819,891)	(9,522,089)

Net increase (decrease) in cash and cash equivalents	(150,064)	(1,675,616)	1,368,845
Cash and cash equivalents, beginning of period	291,118	1,966,734	597,889

Cash and cash equivalents, end of period	$141,054	$291,118	$1,966,734

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$180,366	$446,786	$970,102

Cash paid during the period for income taxes	$525,881	$132,011	$409,404

Contingent consideration paid to target shareholder	$—	$—	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2004

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading communications integrator with sales and service locations nationwide, serving business clients in sales, consulting, engineering, project management, installation, and service support.  The Company sells products that are manufactured by a variety of manufacturers including Avaya, Nortel Networks, Cisco, Hitachi, and Hewlett Packard.  In addition, the Company provides XETA-manufactured call accounting systems to the hospitality industry.  XETA is an Oklahoma corporation.

During fiscal 2003, U.S. Technologies Systems, Inc. (“USTI”) was merged into XETA for tax purposes.  There was no impact on the Company’s financial statements.  Formerly, USTI was a wholly-owned subsidiary of XETA, which was purchased on November 30, 1999 as part of the Company’s expansion into the commercial market.  Xetacom, Inc., is a wholly-owned dormant subsidiary of the Company.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market accounts and commercial bank accounts.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the value:

The carrying value of cash and cash equivalents, customer deposits, trade accounts receivable, sales-type leases, accounts payable and short-term debt approximate their respective fair values due to their short maturities.

Based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the long-term debt approximates the carrying value.

Revenue Recognition

The Company earns revenues from the sale and installation of communications systems, the sale of maintenance contracts, and the sale of services on a time and materials basis.  The  Company typically sells communications systems under single contracts to provide the equipment and the installation services; however, the installation and any associated professional services and project management services are priced independently from the equipment based on the market price for those services.  The installation of the systems sold by the Company can be outsourced to a third party either by the Company under a subcontractor arrangement or by the customer under arrangements in which vendors bid separately for the provision of the equipment from the installation and related services.  Emerging Issues Task Force Issue (“EITF”) No. 00-21 “Revenue Arrangements with Multiple Delieverables” (“EITF 00-21”) addresses certain aspects of accounting by a vendor for arrangements with multiple revenue generating elements, such as those including products with installation.  Under EITF 00-21, revenue is recognized for each element of the transaction based on its relative fair value.  The revenue associated with delivered element should be recognized separately if it has stand-alone value to the customer, there is evidence of the fair value of the undelivered element, the delivery or performance of the undelivered element is considered probable and performance is substantially under the Company’s control and is not essential to the functionality of the delivered element.  Under these guidelines, the Company recognizes systems sales revenue upon shipment of the equipment and installation services revenues upon completion of the installation of the system.

Service revenues earned from maintenance contracts are recognized monthly over the life of the related service agreement on a straight-line basis.  Revenues earned from services provided on a time and material basis are recognized as those services are provided.  The Company recognizes revenue from sales-type leases as discussed below under the caption “Lease Accounting.”

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

Interest and other income is primarily the recognition of interest income on the Company’s sales-type lease receivables and income earned on short-term cash investments.  Interest income from a sales-type lease represents that portion of the aggregate payments to be received over the life of the lease that exceeds the present value of such payments using a discount factor equal to the rate implicit in the underlying leases.

Accounts Receivable

Accounts receivable are recorded at amounts billed to customers less an allowance for doubtful accounts.  Management monitors the payment status of all customer balances and considers an account to be delinquint once it has aged sixty days past the due date.  The allowance for doubtful accounts is adjusted based on management’s assessment of collection trends, agings of customer balances, and any specific disputes.    The Company recorded a reduction in the allowance for doubtful accounts of $45,907 and $748,200 for the years ended October 31, 2003 and 2002, respectively.  No such reversals were made to the provision for doubtful accounts during the year ended October 31, 2004.

Property, Plant and Equipment

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under certain systems service agreements.  Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis.  When assets are retired or sold, the cost of the assets and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in other income.  Maintenance and repair costs are expensed as incurred.  Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $187,000, $337,000, and $277,000 in interest costs in fiscal years 2004, 2003 and 2002, respectively.

Research and Development and Capitalization of Software Production Costs

In the past, the Company developed proprietary telecommunications products related to the lodging industry.  The Company capitalized software production costs related to a product upon the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (“SFAS 86”).  Amortization is provided on a product-by-product basis based upon the estimated useful life of the software (generally seven years).  All other research and development costs (including those related to software for which technological feasibility has not been established) are expensed as incurred.  Since the Company’s expansion into the general commercial market in fiscal 1999, the Company has ceased research and development of new products for the lodging market.

Software Development Costs

The Company applies the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”).  Under SOP 98-1 external direct costs of software development, payroll and payroll related costs for time spent on the project by employees directly associated with the development, and interest costs incurred during the development, as provided under the provisions of SFAS No. 34, “Capitalization of Interest Costs,” should be capitalized after the “preliminary project stage” has been completed.  Accordingly, the Company had capitalized $7.3 million and $6.7 million related to the software development as of October 31, 2004 and 2003, respectively.  The Company has segregated the cost of the developed software into four groups with estimated useful lives of three, five, seven and ten years.  Beginning in fiscal 2005, the Company will be implementing the developed software in its business and will begin amortizing the cost of the software according to its estimated useful life.

Derivative Instruments and Hedging Activities

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value.

Stock-based Compensation Plans

The Company accounts for its stock-based awards granted to officers, directors and key employees using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  Options under these plans are granted at fair market value on the date of grant and thus no compensation cost has been recorded in the consolidated financial statements.  Accordingly, the Company follows fixed plan accounting. XETA applies the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123” (SFAS 148).  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As of October 31, 2004, the Company accounts for stock-based employee compensation under the intrinsic value method, an alternative to the fair value method allowed by SFAS 123.  Under this alternative method, the Company is only required to disclose the impact of issued stock options, as set forth below, as if the expense had been recorded in the consolidated financial statements.

	For the Year Ended October 31,

	2004	2003	2002

Pro Forma Disclosures:
NET INCOME (LOSS):
As reported	$1,608,050	$1,557,564	$878,239
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(103,583)	(388,628)	(1,084,695)

Pro forma	$1,504,467	$1,168,936	$(206,456)

EARNINGS (LOSS) PER SHARE:
As reported – Basic	$0.16	$0.16	$0.09
As reported – Diluted	$0.16	$0.16	$0.09
Pro forma – Basic	$0.15	$0.12	$(0.02)
Pro forma – Diluted	$0.15	$0.12	$(0.02)

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

The following is a tabulation of business segment information for 2004, 2003 and 2002:

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total

2004
Sales	$25,897,343	$5,443,847	$26,492,810	$993,431	$58,827,431
Cost of sales	20,180,498	3,733,831	19,120,486	1,529,938	44,564,753
Gross profit	5,716,845	1,710,016	7,372,324	(536,507)	14,262,678
2003
Sales	$21,304,223	$6,245,653	$23,338,915	$1,792,512	$52,681,303
Cost of sales	15,279,565	4,342,026	16,548,392	2,192,967	38,362,950
Gross profit	6,024,658	1,903,627	6,790,523	(400,455)	14,318,353
2002
Sales	$21,788,576	$6,063,782	$25,390,142	$497,778	$53,740,278
Cost of sales	17,117,974	4,265,528	18,803,143	1,956,071	42,142,716
Gross profit	4,670,602	1,798,254	6,586,999	(1,458,293)	11,597,562

Recently Issued Accounting Pronouncements

SFAS No. 123 (Revised 2004), “Share-Based Payment,” issued in December 2004, is a revision of FASB Statement 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the third quarter of fiscal 2005.  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4,” which clarifies the types of costs that should be expensed rather than capitalized as inventory. This statement also clarifies the circumstances under which fixed overhead costs associated with operating facilities involved in inventory processing should be capitalized. The provisions of SFAS No. 151 are effective for fiscal years beginning after June 15, 2005 and the Company will adopt this standard in its third quarter of fiscal 2005.  The Company has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In January of 2003, FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51” (FIN 46).  In December 2003, the FASB issued FIN 46R, which clarified certain issues identified in FIN 46.  FIN 46R requires an entity to consolidate a variable interest entity if the entity is designated as the primary beneficiary of that variable interest entity even if the entity does not have a majority of voting interest.  A variable interest entity is generally defined as an entity where its equity is unable to finance its activities or where the owners of the entity lack the risk and rewards of ownership.  The provisions of this statement apply at inception of any entity created after January 31, 2003. For an entity created before February 1, 2003, the provisions of this interpretation must be applied at the beginning of the first interim or annual period beginning after March 15, 2004.  The Company does not have any variable interest entities; therefore the implementation of FIN 46 did not have an impact on the Company’s operating results, financial position, or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”).  This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” In particular, this statement (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments.  SFAS No. 149 was effective for derivative contracts entered into after June 30, 2003.  The adoption of SFAS No. 149 did not have a material impact on the Company’s operating results, financial position, or cash flows.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”) was issued in May 2003.  This statement establishes standards for how certain financial instruments with characteristics of both liabilities and equity are classified and measured. It requires that many financial instruments previously classified as equity now be classified as a liability (or an asset in some circumstances).  These financial instruments are as follows: financial instrument issued in the form of shares that is mandatorily redeemable — that embodies an unconditional obligation requiring the issuer to redeem it by transferring its assets at a specified or determinable date (or dates) or upon an event that is certain to occur; a financial instrument, other than an outstanding share, that, at inception, embodies an obligation to repurchase the issuer’s equity shares, or is indexed to such an obligation, and that requires or may require the issuer to settle the obligation by transferring assets; a financial instrument that embodies an unconditional obligation, or a financial instrument other than an outstanding share that embodies a conditional obligation, that the issuer must or may settle by issuing a variable number of its equity shares, if, at inception, the monetary value of the obligation is based solely or predominantly on any of the following:  a) a fixed monetary amount known at inception, for example, a payable settleable with a variable number of equity shares; b) variations in something other than the fair value of equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of equity shares; c) variations inversely related to changes in the fair value of equity shares, for example, a written put option that could be net share settled. SFAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  The adoption of SFAS No. 150 did not have an effect on the Company’s operating results, financial position, or cash flows.

Acquisitions

On August 1, 2004, the Company acquired substantially all of the assets and liabilities of Bluejack Systems, LLC (Bluejack), a  Seattle, Washington based Nortel dealer.  The Company’s consolidated financial statements include the results of Bluejack’s operations since the date of the acquisition.  The acquisition was made as part of the Company’s entry into the Nortel market and to establish a branch office in Seattle, a significant metropolitan area not previously served by the Company.  Under the terms of the purchase agreement, the Company paid the owner of Bluejack $569,987.  The Company recorded the acquisition according to the provisions of SFAS No. 141, “Business Combinations” (SFAS No. 141).  Under SFAS No. 141, the acquired assets and liabilities were recorded on the Company’s books at their fair value.  Included in the assets acquired was the customer list of Bluejack.  The Company determined that the estimated fair value of the customer list was $227,000 and this amount was set up as a separate intangible asset on the Company’s consolidated balance sheet.  This asset will be amortized over its expected useful life of 6 years.  The remaining $498,000 difference between the cash paid and fair value of the net assets acquired plus approximately $27,000 in direct costs of the acquisition were recorded as goodwill.  For tax purposes, the Company has recorded $752,000 in goodwill and other intangible assets which will be deductible over 15 years on a straight-line basis.  Certain other pro forma disclosures required by SFAS No. 141 have been omitted because they were not material to the Company’s consolidated financial statements.

Under the terms of the purchase agreement, the former owner of Bluejack will receive additional purchase consideration over the next five years based upon the financial contribution, as defined, of the Seattle branch office.  These additional payments, which will be made quarterly, will be recorded as increases to goodwill under the guidance of EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination” (EITF 95-8).  Under EITF 95-8, a variety of indicators regarding the nature of the contingent payments must be considered in determining the proper accounting treatment for those payments.  According to EITF 95-8, the strongest indicators are whether the future payments are contingent upon the former owner’s continued employment with the acquiring enterprise, whether the term of employment coincides with the contingent payment period, and whether the compensation paid other than the contingent payments is reasonable in relation to the work performed and the compensation of other key employees.  The Company has considered each of these factors and has determined that the future contingent payments should be recorded as additional purchase consideration.  At October 31, 2004, there had been no contingent payments earned by the former owner.

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on November 1, 2001.  Under SFAS No. 142, goodwill recorded as a part of a business combination is not amortized, but instead is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Such impairment tests have been performed by management shortly after the close of its fiscal years ending on October 31, 2004, 2003 and 2002.  The results of these assessments have indicated that no impairment has existed in the value of recorded goodwill.  Therefore no impairment loss has been recognized.

The goodwill for tax purposes associated with the acquisition of USTI exceeded the goodwill recorded on the financial statements by $1,462,000.  The Company is reducing the carrying value of goodwill each accounting period to record the tax benefit realized due to the excess of tax-deductible goodwill over the reported amount of goodwill, resulting from a difference in the valuation dates used for common stock given in the acquisition.  Accrued income taxes and deferred tax liabilities are being reduced as well.  The Company reduced the carrying value of goodwill by $55,576 for the impact of the basis difference for both the years ended October 31, 2004 and 2003.

The changes in the carrying value of goodwill for fiscal 2004 and 2003 are as follows:

	Commercial Systems Sales	Lodging Systems Sales	Installation and Services Revenues	Other	Total

Balance, November 1, 2002	$17,608,268	$—	$7,975,082	$199,112	$25,782,462
Amortization of book versus tax basis difference	(41,682)	—	(13,338)	(556)	(55,576)

Balance, October 31, 2003	17,566,586	—	7,961,744	198,556	25,726,886
Amortization of book versus tax basis difference	(41,682)	—	(13,338)	(556)	(55,576)
Goodwill acquired	368,898	—	143,460	13,138	525,496

Balance, October 31, 2004	$17,893,802	$—	$8,091,866	$211,138	$26,196,806

Other Intangible Assets

	As of October 31, 2004		As of October 31, 2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Software production costs	$1,291,021	$1,291,021	$1,291,021	$1,233,066
Other	402,710	185,168	190,780	134,089

Total amortized intangible assets	$1,693,731	$1,476,189	$1,481,801	$1,367,155

Aggregate amortization expense of intangible assets was $124,105, $220,525, and $219,430 for the years ended October 31, 2004, 2003 and 2002, respectively, which includes $41,620, $40,525, and $39,430 recorded as interest expense in the consolidated statements of operations for the years ended October 31, 2004, 2003 and 2002, respectively.  The estimated aggregate amortization expense for each of the next five fiscal years is $37,833.

2.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following at October 31:

	2004	2003

Trade receivables	$9,847,984	$6,130,490
Less- reserve for doubtful accounts	318,607	335,541

Net trade receivables	$9,529,377	$5,794,949

Adjustments to the reserve for doubtful accounts consist of the following at October 31:

	2004	2003	2002

Balance, beginning of period	$335,541	$345,516	$1,298,245
Reversal of provision for doubtful accounts	—	(45,907)	(748,200)
Net write-offs	(16,934)	35,932	(204,529)

Balance, end of period	$318,607	$335,541	$345,516

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or weighted-average) or market and consist of the following components at October 31:

	2004	2003

Raw materials	$395,539	$366,305
Finished goods and spare parts	5,320,972	6,430,977

	5,716,511	6,797,282
Less- reserve for excess and obsolete inventories	871,809	1,182,380

Total inventories, net	$4,844,702	$5,614,902

Adjustments to the reserve for excess and obsolete inventories consist of the following:

	2004	2003	2002

Balance, beginning of period	$1,182,380	$786,619	$1,687,233
Provision for excess and obsolete inventories	—	280,431	1,068,013
Adjustments to inventories	(310,571)	115,330	(1,968,627)

Balance, end of period	$871,809	$1,182,380	$786,619

Adjustments to inventories in 2004 and 2003 included write-offs of obsolete inventory, corrections of vendor invoices, and adjustments to reduce certain items inventory values to lower of cost or market.

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at October 31:

	Estimated Useful Lives	2004	2003

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-5	4,587,485	4,280,916
Software development costs, work-in-process	N/A	7,280,461	6,687,540
Land	—	611,582	611,582
Office furniture	5	1,110,729	1,108,029
Auto	5	237,176	126,743
Other	3-7	546,253	511,320

Total property, plant and equipment		16,771,640	15,724,084
Less- accumulated depreciation		6,044,785	5,257,260

Total property, plant and equipment, net		$10,726,855	$10,466,824

5.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31:

	2004	2003

Commissions	$618,291	$371,765
Interest	21,494	13,413
Payroll	520,397	424,243
Bonuses	306,981	363,794
Vacation	504,585	436,784
Other	550,595	259,025

Total current	2,522,343	1,869,024
Accrued long-term liability	144,100	144,101

Total accrued liabilities	$2,666,443	$2,013,125

6.  UNEARNED SERVICE REVENUE:

Unearned service revenue consists of the following at October 31:

	2004	2003

Service contracts	$845,550	$640,922
Warranty service	320,193	344,192
Customer deposits	229,772	488,137
Systems shipped but not installed	115,413	99,490
Other	47,582	47,582

Total current unearned revenue	1,558,510	1,620,323
Noncurrent unearned service contract revenue	140,172	229,910

Total unearned revenue	$1,698,682	$1,850,233

7.  INCOME TAXES:

The income tax provision for the years ending October 31, 2004, 2003 and 2002, consists of the following:

	2004	2003	2002

Current provision (benefit) – federal	$266,490	$484,930	$(384,790)
Current provision (benefit) – state	67,700	97,590	(22,910)
Deferred provision	700,810	422,480	976,700

Total provision	$1,035,000	$1,005,000	$569,000

          The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	Year Ended October 31,

	2004	2003	2002

Statutory rate	34%	34%	34%
State income taxes, net of federal benefit	5%	5%	5%

Effective rate	39%	39%	39%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31 are presented below:

	2004	2003

Deferred tax assets:
Currently nondeductible reserves	$351,059	$453,413
Current accrued liabilities	393,760	345,021
Current prepaid service contracts	163,333	107,310
Noncurrent unamortized cost of service contracts	6,842	19,338
Current other	80,240	68,507
Noncurrent other	—	43,098

Total deferred tax asset	995,234	1,036,687

Deferred tax liabilities:
Noncurrent intangible assets	2,300,008	1,620,098
Noncurrent depreciation and sale of assets	240,539	385,436
Current depreciation and sale of assets	103,187	69,258
Current tax income to be recognized on sales-type lease contracts	4,600	16,227
Noncurrent tax income to be recognized on sales-type lease contracts	3,918	10,772
Noncurrent other	2,936	—
Current unamortized capitalized software development costs	—	3,014
Noncurrent unamortized capitalized software development costs	—	19,705

Total deferred tax liability	2,655,188	2,124,510

Net deferred tax liability	$(1,659,954)	$(1,087,823)

8.  CREDIT AGREEMENTS:

On October 1, 2003, the Company entered into a new revolving credit and term loan agreement with a new banking institution, replacing the previous credit facility and bank syndicate.  This new agreement contains three separate notes:  a term loan amortizing over 36 months, a mortgage agreement amortizing over 13 years, and a $7.5 million revolving credit agreement to finance growth in working capital.  The revolving line of credit is collateralized by trade accounts receivable and inventories.  At October 31, 2004 and 2003, the Company had approximately $3.850 million and $0.719 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $3.6 million available under the revolving line of credit at October 31, 2004.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 28, 2005.  At October 31, long-term debt consisted of the following:

	October 31,

	2004	2003

Term loan, payable in monthly installments of $86,524, due September 30, 2006 collateralized by all assets of the Company	$1,990,750	$3,029,041
Real estate term note, payable in monthly installments of $14,257, due September 30, 2006, collateralized by a first mortgage on the Company’s building	2,039,252	2,210,342

	4,030,002	5,239,383
Less-current maturities	1,209,645	1,209,645

	$2,820,357	$4,029,738

Maturities of long-term debt for each of the years ended October 31, are as follows:

2005	$1,209,645
2006	$2,820,357

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 2.00% at October 31, 2004) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 4.75% at October 31, 2004) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At October 31, 2004, the Company was paying 3.875% on the revolving line of credit borrowings, 3.84% on the term loan and 3.59% on the mortgage note.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to annual earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.  At October 31, 2004, the Company was either in compliance with the covenants of the credit facility or had received the appropriate waivers from its bank.

9.  DERIVATIVES AND RISK MANAGEMENT:

The Company has an outstanding interest rate swap in a notional amount of $4.2 million which expires in November 2004.  Under this contract, the Company pays a fixed interest rate of 3.32% and receives a variable interest payment based on one-month LIBOR rates.  The Company currently pays an additional 1.25% to 2.75% above LIBOR or the bank’s prime rate (6.75% on October 31, 2004) less 0.0% to 1.25% on the various pieces of its credit facility.  SFAS No. 133, as amended, governs the accounting for derivative instruments such as interest rate swaps.  Under the provisions of SFAS No. 133, as long as the interest rate hedge is “effective”, as defined in the standard, the Company’s interest rate swap is accounted for by recognizing an asset or liability at fair value with the offsetting entry to other comprehensive income or loss in Company’s stockholders’ equity section.  Accordingly, the Company has recorded a current liability and accumulated other comprehensive income of $4,554 at October 31, 2004, and recorded $12,473 of ineffectiveness during the year ended October 31, 2004, which is included in interest expense in the consolidated statement of operations.  No material ineffective portion of the interest rate swap existed for 2003 and 2002.

10. STOCK-BASED INCENTIVE AWARDS:

In fiscal 2004, the Company’s stockholders approved the “2004 Omnibus Stock Incentive Plan” for officers, directors and employees (“2004 Plan”).  The 2004 Plan authorizes the grant of up to 600,000 shares of common stock and includes an evergreen feature so that such number will automatically increase on November 1st of each year during the term of the 2004 Plan by three percent of the total number of outstanding shares of common stock outstanding on the previous October 31st.  Awards available for issuance under the 2004 Plan include nonqualified and incentive stock options, restricted stock, and other stock-based incentive awards such as stock appreciation rights or phantom stock.  The 2004 Plan is administered by the Compensation Committee of the Board of Directors.  There have been no awards granted under the 2004 Plan.

In fiscal 2000, the Company’s shareholders approved a stock option plan (“2000 Plan”) for officers, directors and key employees.  The 2000 Plan replaces the previous 1988 Plan, which had expired.  Under the 2000 Plan, the Board of Directors, or a committee thereof, determine the option price, not to be less than fair market value at the date of grant, number of options granted, and the vesting period.  Although there are exceptions, generally options that have been granted under the 2000 Plan expire 10 years from the date of grant, have 3-year cliff-vesting and are incentive stock options as defined under the applicable Internal Revenue Service tax rules. Options granted under the previous 1988 Plan generally vested 33 1/3% per year after a 1-year waiting period.  The following table summarizes information concerning options outstanding under the 2000 and 1988 Plans including the related transactions for the fiscal years ended October 31, 2002, 2003 and 2004:

	Number	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Balance, October 31, 2001	441,140	$10.34
Granted	277,900	3.72	$2.78
Forfeited	(44,300)	9.66

Balance, October 31, 2002	674,740	7.66
Granted	5,000	3.00	1.26
Forfeited	(56,440)	7.78

Balance, October 31, 2003	623,300	7.61
Granted	1,500	6.35	5.36
Exercised	(9,835)	0.97
Forfeited	(56,793)	7.96

Balance, October 31, 2004	558,172	7.69

Exercisable at October 31, 2004	330,772	10.46
Exercisable at October 31, 2003	310,123	10.55
Exercisable at October 31, 2002	185,007	4.58

The Company has also granted options outside the 1988 Plan, 2000 Plan, and 2004 Plan to certain officers and directors.  These options generally expire ten years from the date of grant and are exercisable over the period stated in each option.  The following table summarizes information concerning options outstanding under various Officer and Director Plans including the related transactions for the fiscal years ended October 31, 2002, 2003 and 2004:

	Number	Weighted Average Exercise Price

Balance, October 31, 2001	1,450,400	$2.90
Exercised	(465,000)	0.25

Balance, October 31, 2002	985,400	4.15
Exercised	(300,000)	0.25

Balance, October 31, 2003 and 2004	685,400	5.86

Exercisable at October 31, 2004	685,400	5.86

Exercisable at October 31, 2003	685,400	5.86

Exercisable at October 31, 2002	972,067	4.00

The following is a summary of stock options outstanding as of October 31, 2004:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at October 31, 2004	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at October 31, 2004	Weighted Average Exercise Price

$0.31-1.64	101,904	$0.83	0.90	101,904	$0.83
$3.63-5.81	928,568	$5.14	5.20	702,668	$5.63
$9.06-12.31	36,850	$9.69	6.00	35,350	$9.84
$15.53-18.13	176,250	$17.54	5.40	176,250	$17.54

11. EARNINGS PER SHARE:

All basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period.  A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	For the Year Ended October 31, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$1,608,050	10,008,507	$0.16

Dilutive effect of stock options		148,865

Diluted EPS
Net income	$1,608,050	10,157,372	$0.16

	For the Year Ended October 31, 2003

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$1,557,564	9,827,884	$0.16

Dilutive effect of stock options		170,786

Diluted EPS
Net income	$1,557,564	9,998,670	$0.16

	For the Year Ended October 31, 2002

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$878,239	9,375,336	$0.09

Dilutive effect of stock options		490,826

Diluted EPS
Net income	$878,239	9,866,162	$0.09

For the years ended October 31, 2004, 2003 and 2002, respectively, stock options for 843,017 shares at an average exercise price of $8.40; 1,193,628 shares at an average exercise price of $7.22; and 1,001,501 shares at an average exercise price of $8.18 were excluded from the calculation of earnings per share because they were antidilutive.

12. FINANCING RECEIVABLES:

A small portion of the Company’s systems sales are made under sales-type lease agreements with the end-users of the equipment.  These receivables are secured by the cash flows under the leases and the equipment installed at the customers’ premises.  Minimum future annual payments to be received under various leases are as follows for years ending October 31:

Sales-Type Lease Payments Receivable

2005	$400,767
2006	254,933
2007	65,354

721,054
Less- imputed interest	106,671

Present value of minimum payments	$614,383

13. MAJOR CUSTOMERS, SUPPLIERS AND CONCENTRATIONS OF CREDIT RISK:

During fiscal 2004, 2003 and 2002, no single customer represented 10 percent or more of revenues.

The Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions, which in turn, may impact the Company’s overall credit risk.  However, the Company sells to a wide variety of customers, and except for its hospitality customers, does not focus its sales and marketing efforts on any particular industry.  Management considers the Company’s credit risk to be satisfactorily diversified and believes that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 2004.

The majority of the Company’s systems sales are derived from sales of equipment designed and marketed by Avaya or Nortel.  As such, the Company is subject to the risks associated with these companies’ financial condition, ability to continue to develop and market leading-edge technology systems, and the soundness of their long-term product strategies.  Both Avaya and Nortel have outsourced their manufacturing operations to single, separate manufacturers.  Thus, the Company is subject to certain additional risks such as those that might be caused if the manufacturers incur financial difficulties or if man-made or natural disasters impact their manufacturing facilities.  The Company purchases most of its Avaya and Nortel products from two distributors who have common ownership.  Avaya has one other distributor that could quickly supply the Company’s business.  Nortel products can be purchased from several distributors and the Company makes frequent purchases from those other distributors.  The Company believes that both its Avaya and Nortel purchases could be quickly converted to the other available distributors without a material disruption to its business.

14. EMPLOYMENT AGREEMENTS:

The Company has two incentive compensation plans: one for sales professionals and sales management and one for all other employees.  The bonus plan for sales personnel is based on either gross profit generated or a percentage of their “contribution”, defined as the gross profit generated less their direct and allocated sales expenses.  The Company paid $239,200, $224,907 and $104,031 during 2004, 2003 and 2002, respectively, under the sales professionals’ bonus plan.  The Employee Bonus Plan (“EBP”) provides an annual incentive compensation opportunity for senior executives and other employees designated by senior management and the Board of Directors as key employees.  The purpose of the EBP is to provide an incentive for senior executives to reach Company-wide targeted financial objectives and to reward key employees for leadership and excellent performance.  Those targeted results were not fully achieved in fiscal 2004, 2003 and 2002; however, the Company elected to pay partial bonuses of approximately $240,000, $240,000 and $180,000, respectively.

In conjunction with the acquisition of Bluejack in August 2004, the Company executed employment agreements with four former Bluejack executives.  The employment agreements provide for a base salary and an incentive compensation plan that is generally the same as the Company’s other sales professionals.

15. CONTINGENCIES:

Lease Commitments

Future minimum commitments under non-cancelable operating leases for office space and equipment are approximately $203,000, $62,000, $22,000, $4,000 and $2,000 in fiscal years 2005 through 2009, respectively.

Litigation

On August 1, 2003, the Software & Information Industry Association (“SIIA”), an association of software publishers, contacted the Company by letter and claimed that XETA had violated the Copyright Act, 17 U.S.C. § 501, et seq. by allegedly using unlicensed software in XETA’s business.  SIIA made demand that the Company audit all of its computers and servers to determine whether it used both licensed and/or allegedly unlicensed software for any of SIIA’s 965 members.  The Company conducted an audit and determined that some software present on a limited number of Company computers was unlicensed.  Many of these programs were located on personal computers utilized by employees for both personal and business use, or on computers that were “inherited” through the Company’s various acquisitions and were most likely loaded prior to XETA’s acquisition of these companies.  Because the nature of XETA’s liability and the amount of damages due SIIA was in dispute, early settlement negotiations were unproductive.  Therefore on December 1, 2003, the Company filed a declaratory judgment action in the U.S. District Court for the Northern District of Oklahoma seeking a judicial determination of liability and damages.  This action is in the discovery stage.  The Company is vigorously contesting this matter and strongly believes that its procedures regarding maintaining adequate numbers of software licenses are sound.  Nevertheless, XETA has potential exposure to damages under the law for possessing unlicensed software and has recorded a loss contingency.  Recently, settlement negotiations have resumed.  Based upon the current status of the claim management does not believe that the ultimate damages will exceed the current recorded loss contingency in an amount that would materially impact the Company’s results of operations.

Since 1994, the Company has been monitoring numerous patent infringement lawsuits filed by Phonometrics, Inc., a Florida company, against certain telecommunications equipment manufacturers and hotels who use such equipment.  While the Company was never named as a defendant in any of these cases, several of the Company’s call accounting customers were named defendants and notified the Company that they would seek indemnification under the terms of their contracts. However, because there were other equipment vendors implicated along with the Company in the cases filed against the Company’s customers, the Company never assumed the outright defense of the customers in any of these actions.  In October 1998, all of the cases filed against the hotels were dismissed by the court for failure to state a claim.  After years of appeals by Phonometrics, all of which were lost on the merits, a final order dismissing the cases with prejudice was entered in November 2002, and the defendant hotels have been awarded attorney fees and costs against both Phonometrics and its legal counsel.  Phonometrics continues to dispute the amount of fees awarded in some cases, and this issue continues to be litigated by Phonometrics.

16. RETIREMENT PLAN:

The Company has a 401(k) retirement plan (“Plan”).  In addition to employee contributions, the Company makes discretionary matching and profit sharing contributions to the Plan based on percentages set by the Board of Directors.  Contributions made by the Company to the Plan were approximately $508,000, $457,000 and $482,000 for the years ending October 31, 2004, 2003 and 2002, respectively.

17. SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following quarterly financial data has been prepared from the financial records of the Company without an audit, and reflects all adjustments, which in the opinion of management, were of a normal, recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented.

	For the Fiscal Year Ended October 31, 2004 Quarter Ended

	January 31, 2004	April 30, 2004	July 31, 2004	October 31, 2004

	(in thousands, except per share data)
Net sales	$16,929	$13,189	$13,890	$14,819
Gross profit	3,955	3,275	3,361	3,671
Operating income	954	595	607	455
Net income	562	410	371	265
Basic EPS	$0.06	$0.04	$0.04	$0.02
Diluted EPS	$0.06	$0.04	$0.04	$0.02

	For the Fiscal Year Ended October 31, 2003 Quarter Ended

	January 31, 2003	April 30, 2003	July 31, 2003	October 31, 2003

	(in thousands, except per share data)
Net sales	$15,431	$11,765	$12,910	$12,575
Gross profit	3,919	3,436	3,561	3,402
Operating income	937	637	742	792
Net income	491	313	376	378
Basic EPS	$0.05	$0.03	$0.04	$0.04
Diluted EPS	$0.05	$0.03	$0.04	$0.04

	For the Fiscal Year Ended October 31, 2002 Quarter Ended

	January 31, 2002	April 30, 2002	July 31, 2002	October 31, 2002

	(in thousands, except per share data)
Net sales	$13,763	$12,559	$12,808	$14,610
Gross profit	3,259	2,914	2,139	3,285
Operating income (loss)	599	154	(67)	452
Net income	276	7	129	466
Basic EPS	$0.03	$0.00	$0.01	$0.05
Diluted EPS	$0.03	$0.00	$0.01	$0.05

ITEM 9A.  CONTROLS AND PROCEDURES.

          Evaluation of Disclosure Controls and Procedures.  Based on their evaluation as of the end of fiscal year ending October 31, 2004, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information relating to Directors required by this Item is incorporated by reference to the section captioned “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) in connection with our Annual Meeting of Shareholders to be held April 12, 2005.

          Information relating to executive officers and significant employees required by this Item is included in Part I of this Report under the caption “Executive Officers and Significant Employees of the Registrant”.

          Other information required by this Item is incorporated by reference to the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Code of Conduct” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 12, 2005.

ITEM 11.  EXECUTIVE COMPENSATION

          Information required by this Item is incorporated by reference to the sections under the captions “Executive Compensation and Related Information,” and “Stock Performance Graph,” and to the section under the subheading “Director Compensation” under the caption “Board of Directors and Committees,” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 12, 2005.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

          Information relating to Equity Compensation Plans required by this Item is included in Part II of this Report in the table entitled “Equity Compensation Plan Information” under the section captioned “Market for the Registrant’s Common Stock and Related Stockholder Matters.”

          Other  information required by this Item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 12, 2005.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information required by this Item is incorporated by reference to the section captioned “Related Transactions” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 12, 2005.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

          Information required by this Item is incorporated by reference to the section under the subheading “Fees and Independence” under the caption “Independent Public Accountants” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 12, 2005.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements - See Index to Financial Statements at Page 25 of this Form 10-K.

(2)	Financial Statement Schedule - None.

(3)	Exhibits – The following exhibits are included with this report or incorporated herein by reference:

No.	Description

2.1	Asset Purchase Agreement dated August 1, 2004 between XETA Technologies, Inc. and Bluejack Systems, LLC.

2.2	Bill of Sale, Assignment and Assumption Agreement dated August 1, 2004 between XETA Technologies, Inc. and Bluejack Systems, LLC.

3(i)	Restated Certificate of Incorporation.

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii)(a) to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001).

10.1*	XETA Technologies, Inc. 2004 Omnibus Stock Incentive Plan.

10. 2*	Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.9 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 3*	XETA Technologies 2000 Stock Option Plan (incorporated by reference to Exhibit 10.11 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 4*	Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.14 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.5	HCX 5000/HCX 5000i Authorized Distributor Agreement for 2004 dated January 1, 2004 between Hitachi Telecom (USA), Inc. and XETA Corporation.

PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT.  SUCH PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMISSION WITH THE APPLICATION FOR CONFIDENTIAL TREATMENT.

10.6

Nortel Networks Premium Partner U. S. Agreement effective June 25, 2003 between Nortel Networks, Inc. and XETA Technologies, Inc.  (incorporated by reference to Exhibit 10.1 to XETA’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.7

Avaya Inc. Reseller Master Terms and Conditions effective as of August 6, 2003 between Avaya Inc. and XETA Technologies, Inc., including Reseller Product Group Attachment for Enterprise Communication and Internetworking Solutions Product, Reseller Product Group Attachment: OctelProducts, and Addendum for GSA Schedule Contract Sales to the Federal Government (incorporated by reference to Exhibit 10.6 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.8	First Amendment to Revolving Credit and Term Loan Agreement dated as of June 7, 2004 between Xeta Technologies, Inc. and Bank of Oklahoma N.A. (“Bank”).

10.9

Revolving Credit and Term Loan Agreement dated as of October 1, 2003 between XETA Technologies, Inc. and Bank of Oklahoma, N.A. (“BOK”) (incorporated by reference to Exhibit 10.7 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.10

Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated October 1, 2003 granted to BOK (incorporated by reference to Exhibit 10.8 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.11	Promissory Note ($7,500,000 payable to BOK) dated June 7, 2004.

10.12	Promissory Note ($2,238,333.48 payable to BOK) dated October 1, 2003(incorporated by reference to Exhibit 10.9 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.13	Promissory Note ($3,374,734.33 payable to BOK) dated October 1, 2003 (incorporated by reference to Exhibit 10.11 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.14	Security Agreement dated October 1, 2003 granted to BOK (incorporated by reference to Exhibit 10.12 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

21	Subsidiaries of XETA Technologies, Inc.

23	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

(b)	We filed the following Reports on Form 8-K during the last quarter of the fiscal year covered by this report:

	1.	August 4, 2004—Item 5—Closing of Bluejack Systems LLC acquisition.

	2.	August 9, 2004—Item 12—Preliminary Earnings Release for 3rd Quarter.

	3.	August 26, 2004—Item 2.02—Earnings Release for 3rd Quarter.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XETA TECHNOLOGIES, INC.

January 14, 2005	By:	/s/ JACK R. INGRAM

Jack R. Ingram, Chief Executive Officer and President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 14, 2005	/s/ JACK R. INGRAM

Jack R. Ingram, Chief Executive Officer, President, and Director

January 14, 2005	/s/ ROBERT B. WAGNER

Robert B. Wagner, Chief Financial Officer

January 15, 2005	/s/ DONALD T. DUKE

Donald T. Duke, Director

January 14, 2005	/s/ RONALD L. SIEGENTHALER

Ronald L. Siegenthaler, Director

INDEX TO EXHIBITS

No.	Description

2.1*	Asset Purchase Agreement dated August 1, 2004 between XETA Technologies, Inc. and Bluejack Systems, LLC.

2.2*	Bill of Sale, Assignment and Assumption Agreement dated August 1, 2004 between XETA Technologies, Inc. and Bluejack Systems, LLC.

3(i)*	Restated Certificate of Incorporation.

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii)(a) to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001).

10.1*†	XETA Technologies, Inc. 2004 Omnibus Stock Incentive Plan.

10. 2†	Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.9 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 3†	XETA Technologies 2000 Stock Option Plan (incorporated by reference to Exhibit 10.11 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 4†	Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.14 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.5*	HCX 5000/HCX 5000i® Authorized Distributor Agreement for 2004 dated January 1, 2004 between Hitachi Telecom (USA), Inc. and XETA Technologies.

PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT.  SUCH PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMISSION WITH THE APPLICATION FOR CONFIDENTIAL TREATMENT.

10.6

Nortel Networks Premium Partner U. S. Agreement effective June 25, 2003 between Nortel Networks, Inc. and XETA Technologies, Inc.  (incorporated by reference to Exhibit 10.1 to XETA’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.7

Avaya Inc. Reseller Master Terms and Conditions effective as of August 6, 2003 between Avaya Inc. and XETA Technologies, Inc., including Reseller Product Group Attachment for Enterprise Communication and Internetworking Solutions Product, Reseller Product Group Attachment: Octel® Products, and Addendum for GSA Schedule Contract Sales to the Federal Government (incorporated by reference to Exhibit 10.6 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.8*	First Amendment to Revolving Credit and Term Loan Agreement dated as of June 7, 2004 between Xeta Technologies, Inc. and Bank of Oklahoma N.A. (“BOK”).

10.9

Revolving Credit and Term Loan Agreement dated as of October 1, 2003 between XETA Technologies, Inc. and Bank of Oklahoma, N.A. (“BOK”) (incorporated by reference to Exhibit 10.7 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.10

Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated October 1, 2003 granted to BOK (incorporated by reference to Exhibit 10.8 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.11*	Promissory Note ($7,500,000 payable to BOK) dated June 7, 2004.

10.12	Promissory Note ($2,238,333.48 payable to BOK) dated October 1, 2003(incorporated by reference to Exhibit 10.9 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.13	Promissory Note ($3,374,734.33 payable to BOK) dated October 1, 2003 (incorporated by reference to Exhibit 10.11 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.14	Security Agreement dated October 1, 2003 granted to BOK (incorporated by reference to Exhibit 10.12 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

21*	Subsidiaries of XETA Technologies, Inc.

23*	Consent of Grant Thornton LLP.

31.1.*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Indicates management contract or compensatory plan or arrangement.