Form 10-Q
period 2005-01-31
XETA TECHNOLOGIES INC
filed 2005-03-04
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2005

Common Stock, $.001 par value	10,045,537

PART I.  INDEX

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	January 31, 2005	October 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$65,404	$141,054
Current portion of net investment in sales-type leases and other receivables	386,042	439,026
Trade accounts receivable, net	7,531,018	9,529,377
Inventories, net	6,111,942	4,844,702
Deferred tax asset, net	908,084	880,605
Prepaid taxes	235,546	6,868
Prepaid expenses and other assets	523,083	230,293

Total current assets	15,761,119	16,071,925

Noncurrent assets:
Goodwill	26,188,927	26,196,806
Intangible assets, net	208,084	217,542
Net investment in sales-type leases, less current portion above	257,119	296,865
Property, plant & equipment, net	10,676,639	10,726,855
Other assets	40,676	46,358

Total noncurrent assets	37,371,445	37,484,426

Total assets	$53,132,564	$53,556,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,209,645	$1,209,645
Revolving line of credit	1,562,514	3,850,282
Lease payable	7,966	8,897
Accounts payable	4,216,116	2,452,480
Current unearned revenue	2,040,087	1,558,510
Accrued liabilities	2,114,211	2,522,343
Other liabilities	—	4,986

Total current liabilities	11,150,539	11,607,143

Noncurrent liabilities:
Long-term debt, less current portion above	2,518,012	2,820,357
Accrued long-term liability	144,100	144,100
Noncurrent unearned service revenue	111,800	140,172
Noncurrent deferred tax liability, net	2,817,995	2,540,559

Total noncurrent liabilities	5,591,907	5,645,188

Contingencies
Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,064,325 and 11,031,575 issued at January 31, 2005 and October 31, 2004, respectively	11,064	11,031
Paid-in capital	12,707,699	12,695,224
Retained earnings	25,916,014	25,837,870
Accumulated other comprehensive income	—	4,554
Less treasury stock, at cost (1,018,788 shares at January 31, 2005 and October 31, 2004)	(2,244,659)	(2,244,659)

Total shareholders’ equity	36,390,118	36,304,020

Total liabilities and shareholders’ equity	$53,132,564	$53,556,351

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended January 31,

	2005	2004

Systems sales	$6,352,094	$10,018,357
Installation and service revenues	6,930,822	6,755,110
Other revenues	631,813	155,934

Net sales and service revenues	13,914,729	16,929,401

Cost of systems sales	4,865,733	8,002,901
Installation and services costs	5,162,907	4,629,602
Cost of other revenues & corporate COGS	621,018	341,541

Total cost of sales and service	10,649,658	12,974,044

Gross profit	3,265,071	3,955,357

Operating expenses
Selling, general and administrative	3,156,820	2,927,493
Amortization	91,461	73,026

Total operating expenses	3,248,281	3,000,519

Income from operations	16,790	954,838
Interest expense	(12,384)	(85,463)
Interest and other income	124,738	55,697

Total interest and other income (expense)	112,354	(29,766)
Income before provision for income taxes	129,144	925,072
Provision for income taxes	51,000	363,000

Net income	$78,144	$562,072

Earnings per share
Basic	$0.01	$0.06

Diluted	$0.01	$0.06

Weighted average shares outstanding	10,027,360	10,002,952

Weighted average equivalent shares	10,073,901	10,208,822

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

	Shares Issued	Par Value	Shares	Amount

Balance- October 31, 2004	11,031,575	$11,031	1,018,788	$(2,244,659)	$12,695,224	$4,554	$25,837,870	$36,304,020
Stock options exercised $.001 par value	32,750	33	—	—	12,475	—	—	12,508
Components of comprehensive income:
Net income	—	—	—	—	—	—	78,144	78,144
Unrealized loss on hedge	—	—	—	—	—	(4,554)	—	(4,554)

Total comprehensive income								73,590

Balance- January 31, 2005	11,064,325	$11,064	1,018,788	$(2,244,659)	$12,707,699	$—	$25,916,014	$36,390,118

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended January 31,

	2005	2004

Cash flows from operating activities:
Net income	$78,144	$562,072

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	182,092	224,663
Amortization	91,462	57,955
(Gain) on sale of assets	(263)	—
Ineffectiveness of cash flow hedge	(12,476)	4,712
Provision for excess and obsolete inventory	36,611	—
Change in assets and liabilities, net of acquisitions:
Decrease in net investment in sales-type leases & other receivables	92,730	5,857
(Increase) decrease in trade account receivables	1,998,359	(3,641,440)
(Increase) in inventories	(1,303,851)	(582,025)
Decrease in deferred tax asset	(27,479)	(125,481)
(Increase) in prepaid expenses and other assets	(287,108)	(108,350)
(Increase) in prepaid taxes	(228,678)	—
Increase in accounts payable	1,763,636	1,646,962
Increase in unearned revenue	453,205	793,707
Increase in accrued taxes	9,554	286,340
Increase (decrease) in accrued liabilities	(409,063)	277,265
Increase in deferred tax liabilities	284,712	32,709

Total adjustments	2,643,443	(1,127,126)

Net cash provided by (used in) operating activities	2,721,587	(565,054)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,015)	—
Additions to property, plant & equipment	(213,815)	(320,301)
Proceeds from sale of assets	200	—

Net cash used in investing activities	(219,630)	(320,301)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	5,427,520	9,219,391
Principal payments on debt	(302,346)	(302,346)
Payments on revolving line of credit	(7,715,289)	(8,201,691)
Exercise of stock options	12,508	—

Net cash provided by (used in) financing activities	(2,577,607)	715,354

Net (decrease) in cash and cash equivalents	(75,650)	(170,001)
Cash and cash equivalents, beginning of period	141,054	291,118

Cash and cash equivalents, end of period	$65,404	$121,117

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $58,743 in 2005 and $45,438 in 2004	$34,933	$16,961
Cash paid during the period for income taxes	$12,890	$169,432

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC.
January 31, 2005
(Unaudited)

1.  BASIS OF PRESENTATION:

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading provider of communications solutions with sales and service locations nationwide, serving business clients in sales, engineering, project management, installation, and service support.  The Company sells products which are manufactured by a variety of manufacturers including Avaya, Inc. (“Avaya”), Nortel Networks (“Nortel”), Cisco, Hitachi, and Hewlett Packard.  In addition, the Company manufactures and markets call accounting systems to the hospitality industry.  XETA is an Oklahoma corporation.

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

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the Commission on January 19, 2005.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

The Company earns revenues from the sale and installation of communications systems, the sale of maintenance contracts, and the sale of services on a time and materials basis.  The Company typically sells communications systems under single contracts to provide the equipment and the installation services; however, the installation and any associated professional services and project management services are priced independently from the equipment based on the market price for those services.  The installation of the systems sold by the Company can be outsourced to a third party either by the Company under a subcontractor arrangement or by the customer under arrangements in which vendors bid separately for the provision of the equipment from the installation and related services.  Emerging Issues Task Force Issue (“EITF”) No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) addresses certain aspects of accounting by a vendor for arrangements with multiple revenue generating elements, such as those including products with installation.  Under EITF 00-21, revenue is recognized for each element of the transaction based on its relative fair value.  The revenue associated with the delivered element should be recognized separately if it has stand-alone value to the customer, there is evidence of the fair value of the undelivered element, the delivery or performance of the undelivered element is considered probable and performance is substantially under the Company’s control and is not essential to the functionality of the delivered element.  Under these guidelines, the Company recognizes systems sales revenue upon shipment of the equipment and installation services revenues upon completion of the installation of the system.

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

Accounting for Manufacturer Incentives

The Company receives various forms of incentive payments, rebates, and negotiated price discounts from the manufacturers of the products it sells.  Rebates and negotiated price discounts directly related to specific customer sales are recorded as a reduction in the cost of goods sold on those systems sales.  Incentive payments based on increased purchasing volumes (“growth” rebates) are also recorded as a reduction in systems cost of goods sold.  Rebates and other incentives designed to offset marketing expenses and certain growth initiatives supported by the manufacturer are recorded as contra expense to the related expenditure.  All incentive payments are recorded when earned under the specific rules of the incentive plan.

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

Accounts Receivable

Accounts receivable are recorded at amounts billed to customers less an allowance for doubtful accounts.  Management establishes the allowance for doubtful accounts based on their assessment of collection trends, agings of customer balances, and any specific disputes.

Property, Plant and Equipment

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under certain systems service agreements.  Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis.  When assets are retired or sold, the cost of the assets and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in other income.  Maintenance and repair costs are expensed as incurred.  Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $58,743 and $45,438 in interest costs in the three months ended January 31, 2005 and 2004, respectively.

Research and Development and Capitalization of Software Production Costs

In the past, the Company developed proprietary telecommunications products related to the lodging industry.  The Company capitalized software production costs related to a product upon the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86,

“Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (“SFAS 86”).  Amortization is provided on a product-by-product basis based upon the estimated useful life of the software (generally seven years).  All other research and development costs (including those related to software for which technological feasibility has not been established) are expensed as incurred.  Since the Company’s expansion into the general commercial market in fiscal 1999, the Company has severely curtailed its research and development of new products for the lodging market.

Software Development Costs

The Company applies the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”).  Under SOP 98-1 external direct costs of software development, payroll and payroll related costs for time spent on the project by employees directly associated with the development, and interest costs incurred during the development, as provided under the provisions of SFAS No. 34, “Capitalization of Interest Costs,” should be capitalized after the “preliminary project stage” has been completed.  Accordingly, the Company had capitalized $7.4 million and $7.3 million related to the software development as of January 31, 2005 and October 31, 2004, respectively.  The Company has segregated the cost of the developed software into four groups with estimated useful lives of three, five, seven and ten years. Beginning in fiscal 2005, the Company began implementing specific components of the developed software in its business and amortization expense of $82,003 was recorded during the quarter ended January 31, 2005.

Goodwill

Goodwill is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  Accordingly, goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount.  The changes in the carrying value of goodwill for the three months ending January 31, 2005 are as follows:

	Commercial Systems Sales	Lodging Systems Sales	Installation and Services Revenues	Other	Total

2005
Balance, October 31, 2004	$17,893,802	$—	$8,091,866	$211,138	$26,196,806
Purchase Price Allocation Adjustment	4,223	$—	1,642	150	6,015
Amortization of book versus tax basis difference	(10,420)	—	(3,335)	(139)	(13,894)

Balance, January 31, 2005	$17,887,605	$—	$8,090,173	$211,149	$26,188,927

Other Intangible Assets

Other intangible assets consist of intangible assets that have finite useful lives and are amortized over their useful lives,  Such intangibles are reviewed for impairment whenever events indicate that the carrying amount may not be recoverable.

	As of January 31, 2005		As of October 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Software production costs	$1,291,021	$1,291,021	$1,291,021	$1,291,021
Other	402,710	194,626	402,710	185,168

Total amortized intangible assets	$1,693,731	$1,485,647	$1,693,731	$1,476,189

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

The following is tabulation of business segment information for the three months ended January 31, 2005 and 2004.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total

2005
Sales	$4,857,776	$1,494,318	$6,930,822	$631,813	$13,914,729
Cost of sales	(3,834,648)	(1,031,085)	(5,162,907)	(621,018)	(10,649,658)
Gross profit	$1,023,128	$463,233	$1,767,915	$10,795	$3,265,071
2004
Sales	$8,070,809	$1,947,548	$6,755,110	$155,934	$16,929,401
Cost of sales	(6,590,108)	(1,412,793)	(4,629,602)	(341,541)	(12,974,044)
Gross profit	$1,480,701	$534,755	$2,125,508	$(185,607)	$3,955,357

Stock-Based Compensation Plans

The Company accounts for its stock-based awards granted to officers, directors and key employees using the intrinsic value method of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”.  Options under these plans are granted at fair market value on the date of grant and thus no compensation cost has been recorded in the consolidated financial statements.  As the Company accounts for stock-based awards under the intrinsic value method, an alternative to the fair value method allowed by SFAS 123, the Company is required to disclose the impact of issued stock options, as set forth below, as if the expense had been recorded in the consolidated financial statements on the fair value method.

	For the Three Months Ended January 31,

	2005	2004

Net income as reported	$78,144	$562,072
Total stock-based employee compensation expense or reduction of expense determined under fair value based method for all awards, net of related tax effects	1,522	(22,018)

Pro forma net income	$79,666	$540,054

EARNINGS PER SHARE:
As reported – Basic	$0.01	$0.06
As reported – Diluted	$0.01	$0.06
Pro forma – Basic	$0.01	$0.05
Pro forma – Diluted	$0.01	$0.05

The fair value of the options granted was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rate (4.46% to 5.78%), dividend yield (0.00%), expected volatility (80.50% to 86.31%), and expected life (6 years).

In December, 2004 the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”.  This new statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the fourth quarter of fiscal 2005.  Upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules. The Company has not determined the effect of the new standard on its consolidated financial position or results of operations.

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

2.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following:

	January 31, 2005	October 31, 2004

Trade receivables	$7,791,952	$9,847,984
Less- reserve for doubtful accounts	260,934	318,607

Net trade receivables	$7,531,018	$9,529,377

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

	January 31, 2005	October 31, 2004

Finished goods and spare parts	$6,625,391	$5,320,972
Raw materials	381,605	395,539

	7,006,996	5,716,511
Less reserve for excess and obsolete inventories	895,054	871,809

Total inventories, net	$6,111,942	$4,844,702

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	Estimated Useful Lives	January 31, 2005	October 31, 2004

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-10	4,636,959	4,587,485
Software development costs, work-in-process	N/A	5,378,088	7,280,461
Software development costs of components placed into service	3-10	1,423,751	—
Hardware	3-5	589,905	—
Land	—	611,582	611,582
Office furniture	5	1,109,231	1,110,729
Auto	5	256,256	237,176
Other	3-7	553,521	546,253

Total property, plant and equipment		16,957,247	16,771,640
Less- accumulated depreciation		6,280,608	6,044,785

Total property, plant and equipment, net		$10,676,639	$10,726,855

5.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

	January 31, 2005	October 31, 2004

Commissions	$637,833	$618,291
Vacation	455,932	504,585
Payroll	282,920	520,397
Bonuses	249,475	306,981
Interest	11,423	21,494
Other	476,628	550,595

Total current	2,114,211	2,522,343
Noncurrent liabilities	144,100	144,100

Total accrued liabilities	$2,258,311	$2,666,443

6.  UNEARNED REVENUE:

Unearned revenue consists of the following:

	January 31, 2005	October 31, 2004

Service contracts	$1,071,290	$845,550
Warranty service	275,584	320,193
Customer deposits	602,811	229,772
Systems shipped but not installed	42,820	115,413
Other	47,582	47,582

Total current unearned revenue	2,040,087	1,558,510
Noncurrent unearned service contract revenue	111,800	140,172

Total unearned revenue	$2,151,887	$1,698,682

7.  INCOME TAXES:

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	January 31, 2005	October 31, 2004

Deferred tax assets:
Currently nondeductible reserves	$360,453	$351,059
Accrued liabilities	378,149	393,760
Prepaid service contracts	120,878	163,333
Unamortized cost of service contracts	3,959	6,842
Other	52,569	80,240

Total deferred tax asset	916,008	995,234

Deferred tax liabilities:
Intangible assets	2,470,931	2,300,008
Depreciation	347,646	343,726
Tax income to be recognized on sales-type lease contracts	7,342	8,518
Other	—	2,936

Total deferred tax liability	2,825,919	2,655,188

Net deferred tax liability	$(1,909,911)	$(1,659,954)

	January 31, 2005	October 31, 2004

Net deferred liability as presented on the balance sheet
Current deferred tax asset	$908,084	$880,605
Noncurrent deferred tax liability	(2,817,995)	(2,540,559)

Net deferred tax liability	$(1,909,911)	$(1,659,954)

8.  CREDIT AGREEMENTS:

The Company has a revolving credit and term loan agreement with a bank containing three separate notes:  a term loan amortizing over 36 months, a mortgage agreement amortizing over 13 years, and a $7.5 million revolving credit agreement to finance growth in working capital.  The revolving line of credit is collateralized by trade accounts receivable and inventories.  At January 31, 2005 and October 31, 2004, the

Company had approximately $1.563 million and $3.850 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $5.5 million available under the revolving line of credit at January 31, 2005.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 28, 2005.  Long-term debt consists of the following:

	January 31, 2005	October 31, 2004

Term loan, payable in monthly installments of $86,524, due September 30, 2006 collateralized by all assets of the Company	$1,731,177	$1,990,750
Real estate term note, payable in monthly installments of $14,257, due September 30, 2006, collateralized by a first mortgage on the Company’s building	1,996,480	2,039,252

	3,727,657	4,030,002
Less-current maturities	1,209,645	1,209,645

	$2,518,012	$2,820,357

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 2.59% at January 31, 2005) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 5.25% at January 31, 2005) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At January 31, 2005, the Company was paying 4.375% on the revolving line of credit borrowings, 4.40% the term loan and 4.15% on the mortgage note.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.  At January 31, 2005, the Company was in compliance with all of the covenants contained in the agreement.

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

	For the Three Months Ended January 31, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$78,144	10,027,360	$0.01

Dilutive effect of stock options		46,541

Diluted EPS
Net income	$78,144	10,073,901	$0.01

	For the Three Months Ended January 31, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$562,072	10,002,952	$0.06

Dilutive effect of stock options		205,870

Diluted EPS
Net income	$562,072	10,208,822	$0.06

Options to purchase 1,122,968 shares of common stock at an average exercise price of $7.17 and 824,188 shares of common stock at an average exercise price of $8.73 were not included in the computation of diluted earnings per share for the three months ended January 31, 2005 and 2004, respectively, because inclusion of these options would be antidilutive.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which are subject to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements include, without limitation, statements concerning: expectations regarding sales, revenues, gross margins, operating expenses and operating margins; trends and conditions in the U.S. economy and in the communications technology industry; use of a branch operating model for future growth; and plans for our Nortel product line.  These and other forward-looking statements (generally identified by such words as “expects,” “plans,” “believes,” “anticipates” “forecasts,” “predicts,” and similar words or expressions) are not guarantees of performance but rather reflect our current expectations, assumptions and beliefs based upon information currently available to us.  Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties which are difficult to predict and that could cause actual results to differ materially from those projected.  Many of these risks and uncertainties are described under the heading “Outlook and Risk Factors” below.  Consequently, all forward-looking statements should be read in conjunction with the risk factors discussed herein and throughout this report together with the risk factors identified in the Company’s Annual Report on Form 10-K, which was filed on January 18, 2005.

Overview

Strategy.  We sell communications solutions to national and local business clients and the hospitality industry by providing leading technology equipment and software, engineering, project management, installation, and after-implementation service support.  Our solutions include new-generation, converged communications systems primarily developed by Avaya, Inc. (“Avaya”) and Nortel Networks (“Nortel”).  These systems utilize packet-switching technology to transmit both voice and data over the same network to reduce costs, improve the productivity of mobile end-users, and integrate data from the communications systems into the customer’s other networked applications.

We have been a dealer for Avaya since 1999 and most of our systems sales in the periods presented consist of Avaya products.  In mid-2003, we became a dealer of Nortel products to increase our market penetration.  To ensure a quality entry into the Nortel market, we have invested heavily in technical and sales training programs on the Nortel products.  At January 31, 2005 we had built our Nortel sales force up to the point that we now have approximately the same number of account executives (“AE’s”) who represent Nortel products as we have who represent Avaya products.

Additionally, to further jumpstart our entry into the Nortel market, in August, 2004 we acquired Bluejack Systems, LLC (“Bluejack”), a Seattle-based Nortel dealer and structured cabling contractor.  We are operating Bluejack as the Seattle branch of XETA, staffed and supported by the former management and employees of Bluejack.  Under this operating model, Seattle area customers call their local branch office for sales and service support, but also have access to our nation-wide design, implementation, project management, and maintenance capabilities.

A strategic focus of our organization is to increase our recurring service revenue stream by securing maintenance contracts and repetitive time and materials (“T&M”) relationships.  Customers under maintenance contracts pay us a monthly fee for providing a defined level of service to their communication system.  Repetitive T&M customers also provide a relatively steady flow of revenues to us by regularly calling us for their service needs.  For both contract and T&M customers , we often become the customer’s primary vendor for routine services as well as for product upgrades, expansions, and replacements.  Securing these recurring service revenues has been the cornerstone of the Company’s financial stability since its inception as a lodging-focused company in the mid-1980’s.  Service revenues earned from lodging customers continue to dominate our total services revenues.  However, the addition of the Nortel product line provides a new opportunity to significantly expand this revenue stream and we are aggressively marketing our services to existing Nortel customers.  Note that this opportunity is restricted in the non-lodging Avaya market as Avaya has its own service department and generally requires its dealers to sell only Avaya service contracts.

We do earn commissions on the sale of Avaya contracts and those revenues are material to our operating results.

Operating Summary.  In the first quarter of fiscal 2005, we began to see the fruits of our efforts to increase our recurring revenues.  Our service revenues earned from commercial customers on service contracts were $482,000 in the first quarter of fiscal 2005, a 57% increase compared to the same period in fiscal 2004.  Also, our T&M revenues earned from commercial customers was $763,000 in the first quarter of fiscal 2005, a 56% increase compared to last year.  These increases were sufficient to more than offset decreases in service revenues associated with the installation of systems sold.  Overall, our services revenues increased 3% in the quarter.  However, the gross margins earned on services revenues were 26% in the first quarter of fiscal 2005, down from 32% in the first quarter of last year caused by the advanced buildup of our Nortel expertise as discussed above.   These items are discussed more fully below under “Results of Operations”.

Our systems sales decreased 37% in the first quarter of fiscal 2005 compared to the same quarter a year ago.  This decrease was expected as we enjoyed several large systems orders, with associated installation and professional services fees as well, in the first quarter of 2004.  Our gross margins on systems sales improved to 23% compared to 20% in the year ago period, reflecting the fact that the large systems sales recorded in the first quarter of last year were at lower than normal gross margins.  The gross margins earned in the first quarter of 2005 are in line with our current expectations.  These items are also more fully discussed below under “Results of Operations”.

Overall, our net income was $78,000 in the first quarter of 2005 compared to $562,000 in the first quarter of last year.  This decline was due to the lower gross margins earned on services revenues, lower levels of systems sales, and increased selling general, and administrative expenses, which was primarily due to a reduction in incentive payments received from our major equipment suppliers.

Financial Position Summary.  Our financial condition at January 31, 2005 is relatively unchanged since the end of fiscal 2004.  However, as a result of reductions in our accounts receivable balances, we were able to reduce the amount outstanding on our working capital revolver by almost 60% from $3.9 million to $1.7 million.  Our term debt was reduced by $302,000 in accordance with normal payment requirements.  Our total term debt at January 31, 2005 was $3.7 million.

Expectations.  Sales of Avaya systems continue to be our primary source of systems sales revenues.  Our services revenues are primarily derived from our legacy lodging business and installation of new Avaya systems.  These important sources of revenues are expected to continue to be critical to our short-term operating results.  We are beginning to see the fruits of our entry into the Nortel market in both systems sales and recurring service revenues.  Approximately one-half of our sales force is focused on our Nortel sales initiative; however most of these salespeople are new to our company and are not yet producing consistent results.  For our annual operating results to improve over last year, our Nortel-related business must begin showing steady improvement throughout the year.  Additional risk factors that might affect our short- and long-term results are presented in the “Outlook and Risk Factors” section below and in our most recently filed Form 10-K.

The following discussion presents additional information regarding our financial condition and results of operations for the three months ending January 31, 2005 and should be read in conjunction with our comments above as well as the Outlook and Risk Factors discussion contained at the end of this section of the report.

Financial Condition

During the first quarter of fiscal 2005, our cash provided by operations was $2.7 million.  These cash flows were generated from $376,000 in earnings and non-cash charges, $2.0 million in reductions in accounts receivable, $1.8 million in increases in accounts payable, and $453,000 in increases in unearned revenue.  These increases in cash flows were offset by a $1.3 million increase in inventories, a $409,000 reduction in accrued liabilities, and $156,000 in other net uses of working capital.  These cash flows were used primarily to reduce our borrowings under the working capital line of credit by almost 60% or $2.3 million.  We also reduced our term debt by $302,000 and made capital expenditures of $220,000 during the first quarter.

Our business is not capital intensive and most capital expenditures relate to maintaining, updating and expanding our technology infrastructure to support our employee base.  We continue to test the functionality of a new software platform to support all of our operating and financial reporting activities.  We are implementing this system to condense the current three software platforms down to one and provide a long-term solution that will support rapid expansion of our customer base and revenues.  During the first three months of fiscal 2005, our capital spending on this project was approximately $111,000 and we began implementing specific components of the developed software.  Consequently, we recorded amortization expense of $82,003 during the quarter ended January 31, 2005.  We made additional capital expenditures of approximately $108,000 in the first quarter, primarily to upgrade existing network infrastructure and to support additional personnel.

Our total debt at January 31, 2005 was $5.3 million, which consisted of a mortgage on our corporate headquarters building of $2.0 million, a term note of $1.7 million, and $1.6 million outstanding on the working capital revolver.  Payments on the mortgage note are based on a 13-year amortization schedule and the note is due in full or will be refinanced by September 30, 2006.  The term note is secured by the general assets of the company.  Payments on the term note are based on a three year amortization schedule and it is due and will be amortized in full on September 30, 2006.  Required principal payments on the two notes total $302,000 per quarter.  The credit agreement, which encompasses both the notes discussed above and the line of credit, contains certain financial covenants common in such agreements.  These covenants include tangible net worth requirements, limitations on the amount of funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), limitations on capital spending, and debt service coverage requirements.  At January 31, 2005, we were in compliance with all the covenants.

The total amount available under the working capital revolver is based on the qualified balances of accounts receivable and inventories and is subject to a maximum of $7.5 million.  At January 31, 2005, there was $5.5 million available for future borrowings under the revolver.

The table below presents our contractual obligations at January 31, 2005 as well as payment obligations over the next five years:

		Payments due by period

Contractual Obligations	Total	Less than 1 year	2 – 3 Years	4 – 5 years	More than 5 years

Long-term debt	$3,727,657	$1,209,645	$2,518,012	$—	$—
Operating leases	$676,995	293,488	280,703	102,804	—
Total	$4,404,652	$1,503,133	$2,798,715	$102,804	$—

Results of Operations

Net income in the first quarter of fiscal 2005 was $78,000, an 86% decrease compared to the first quarter last year.  Our revenues for the first quarter of fiscal 2005 were 18% lower than the prior year.  The narrative below provides further explanation of these changes.

Systems Sales.  Our systems sales in the first quarter were $6.4 million, a decrease of 37% compared to the first quarter of last year.  This decrease consisted of a decrease in sales of systems to commercial customers of $3.2 million or 40% and a decrease in sales of systems to lodging customers of $453,000 or 23%.  A portion of the decline in sales of systems to commercial customers was expected as these revenues in the first quarter of last year were unusually high and dominated by a few large, but low gross margin orders.  The remainder of the decrease was due to lower than expected orders of Avaya related equipment.  Sales of systems to lodging customers were hampered by two orders in which shipment of the systems was unexpectedly delayed until after the end of the quarter.  These orders will be shipped and recognized as revenues in our second fiscal quarter.

Installation and Service Revenues.  Installation and service revenues consist of the following:

	For the Three Months Ended January 31,

	2005	2004

Service Center	$5,271,000	$4,485,000
Installation & Professional Services	1,660,000	2,113,000
Consulting	—	157,000

Total installation and service revenue	$6,931,000	$6,755,000

The 18% increase in revenues earned by our National Service Center reflects the initial success of our Nortel initiative as we have enjoyed an increase in maintenance contracts with commercial customers and an increase in repetitive time and materials (T&M) revenues, both of which were primarily from customers with Nortel installed equipment.  Other Nortel customers, while not under contract, are providing recurring T&M service revenues to us by calling us for their service needs.    The potential to develop a stable source of recurring revenues is one of the primary reasons we added Nortel equipment to our product lines.

Our installation and professional services revenues declined approximately 21% in the first quarter due to lower systems sales.  These revenues include charges for installation of systems, project management fees to organize the logistics of the installation, programming to properly set up the software applications and features of the systems, and professional services to perform high-end design and implementation of network applications.  Because these revenues are recognized upon completion of the installation, they sometimes lag systems sales revenues, but generally there is a correlation between the two.

Consulting revenues consist of network and software consulting fees earned by our consulting group.  These fees declined severely throughout 2004 and we disbanded most of this group (or discontinued most activities) late last year.  Those consulting activities that related to our core business such as unified communications and messaging were incorporated into our professional services organization and those revenues are reflected in our installation revenues.

Gross Margins.  The table below presents the gross margins earned on our primary revenue streams for the three months ended January 31, 2005 and 2004:

	For the Three Months Ended January 31,

Gross Margins	2005	2004

Systems sales	23.4%	20.1%
Installation and service revenues	25.5%	31.5%
Other revenues	55.1%	100.0%
Corporate cost of goods sold	-2.4%	-2.0%
Total sales and service revenues	23.5%	23.4%

The gross margins on our systems sales revenues improved in the first quarter of fiscal 2005 compared to the same period last year and are similar to the gross margins on systems sales experienced in the past two consecutive quarters.  As noted above, the systems sales recorded in the first quarter of fiscal 2004 were dominated by a few large, low gross margin orders producing a favorable comparison in the current quarter.  In general, our systems gross margins have been hurt by competitive factors compounded by reductions in rebate programs and price support initiatives from our major equipment supplier.  Currently, we believe that gross margins on systems have stabilized at present levels, but no assurance can be given that future pricing changes by our major equipment suppliers won’t erode gross margins in the future.

The decline in the gross margins earned on installation and services revenues was due primarily to lower installation and professional services fees earned as a result of lower systems sales in the first quarter and higher costs in our National Service Center associated with the Nortel start-up.  A high percentage of the costs associated with our services revenues are fixed expenses primarily related to personnel costs.  As a result, our services gross margins are highly sensitive to fluctuations in revenues.  The most volatile area of service revenues is our installation and professional services revenues which, as discussed above, are highly dependent on systems sales.  During the first quarter of fiscal 2005, our systems sales and therefore our installation and professional services revenues declined resulting in inefficient utilization of this personnel and lower gross margins.  Also, while the revenues earned by our National Service Center are much more stable and predictable, we have increased our fixed costs in this area to launch our Nortel initiative.  Our revenues earned by the National Service Center increased approximately 18%, but were still not enough to fully absorb the increased costs as our gross profits increased only 9%.  We expect our service gross margins to improve as services revenues increase.

A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold.  Other revenues typically represent sales and cost of goods sold on equipment or services outside our normal provisioning processes and by their nature vary significantly in both sales volume and gross margins earned.  The majority of the revenues recorded in this category in the first quarter of fiscal 2005 represent the sale of Avaya maintenance contracts for which we earn either a gross profit or commissions from Avaya.  We have no continuing service obligation associated with these revenues and gross profits.  Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.  Our total operating expenses increased approximately 8% in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004.   This increase reflects increased selling expenses due to increases in our sales force to support our entry into the Nortel market.  The increase in operating expenses also reflects the loss of certain marketing incentive programs provided by our major equipment suppliers to support specific sales initiatives.  Our G&A costs continue to be relatively unchanged compared to last year as we maintain our tight controls on hiring and discretionary spending.  We continue to believe that we can grow our revenue base for the foreseeable future with minimal increases in G&A costs to support our normal operations.  However, like many small, publicly-owned companies, we are facing increased G&A costs associated with new federally-mandated regulations.  Compliance with these regulations, particularly those associated with Section 404 of the Sarbanes-Oxley Act of 2002, will result in additional expenditures on professional services..   It cannot yet be estimated whether these additional expenditures will be material to our operating results.

Interest Expense and Other Income.  Net interest expense and other income was $112,000 in income in the first quarter of fiscal 2005 compared to $30,000 in expense in the first quarter of fiscal 2004.  This improvement was due primarily to collection of $87,000 for an accounts receivable balance previously written-off.

Tax Provision.  The Company has recorded a combined federal and state tax provision of 39% in all periods presented, reflecting the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins.  Operating margins were 0.6% for the first quarter of fiscal 2005 compared to 3.3% in the first quarter of fiscal 2004.  Lower systems sales coupled with relatively flat operating expenses experienced in the first quarter of fiscal 2005 resulted in severely lower operating margins.  These results illustrate the sensitivity of our operating results to systems sales.  We believe that we can increase our revenues at a greater rate than our operating expenses for the foreseeable future, thereby improving our operating margins.

Outlook and Risk Factors

The following discussion is an update to the “Outlook and Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2004.  The discussions in the report regarding “Hitachi’s Departure from the Lodging Market”, “Installation of our Systems on Customers’ Networks”, “Variability of Gross Margins”, “Dealer Agreements”, “Our Dependence Upon a Few Suppliers”, “Hiring and Retaining Key Personnel”, “Intense Competition”, “Accounting for Goodwill”, “Upgrading our Technology Infrastructure”, “Volatility of Our Stock Price”, “Natural Catastrophes”, and “Infringement Claims and Litigation” are still considered current and should be given equal consideration together with the matters discussed below.

Our investment in marketing, installing and maintaining Nortel equipment may not be successful.

We have made a substantial financial and strategic investment in expanding our product lines to include Nortel equipment.  We believe that carrying Nortel products will be an important addition to our sales of Avaya products and services and our sales of products and services to our lodging customers.  Specifically, the potential to build a large base of recurring service revenues maintaining Nortel systems should produce long-term growth and stability similar to what we experienced when we were a lodging-focused company.  However, there can be no assurance given that customers will accept our Nortel product and service offerings or that they will be willing to abandon their current service providers, many of which are financially and technically stronger than us.

Our gross margins have traditionally been highly dependent upon incentive payments and price support from our major equipment supplier.

Our equipment suppliers have a wide variety of vendor incentive programs to support our sales and marketing efforts.  These incentives have historically been material to our gross margins and our operating expenses.  During 2004, our major equipment supplier curtailed several of these programs and reduced the level of pricing support provided on some individual sales opportunities.  These changes materially and negatively impacted our gross margins.  Some of the other incentives available are, by their nature, contra operating expense items.  These incentive programs underwent significant and negative changes in fiscal 2004 compared to prior years.   The impact of these changes has carried over into the first quarter of fiscal 2005, primarily impacting our operating expenses and to a lesser degree our gross margins.  No assurance can be given that additional changes in the incentive programs that affect both gross margins and operating expenses will not materially and adversely affect our gross margins and operating results.

The technology we sell changes rapidly and might result in obsolescence of our inventory on hand.

The communications equipment we sell is now part of the leading edge of technological development and some aspects of this technology, such as IP-based communications, are in the infancy of their product development life cycles.    The systems are evolving rapidly as product enhancements are introduced by the manufacturers.  These rapid changes present risks that our inventory on hand will become obsolete resulting in the need to reduce sales margins to sell the equipment or in direct write-offs in the value of the equipment.

The financial condition of Nortel is uncertain and actions they may take could hurt our operating results.

In recent years, Nortel has endured severe financial difficulties, made significant senior management changes, and has been unable to file its SEC reports in a timely manner.   Should these problems persist, there can be no assurance given than Nortel will not take actions to preserve their short-term financial condition which could be detrimental to our operating results or financial condition.  Potential actions might include accepting a takeover bid, severely changing their operating model, or the sale of certain product lines or markets.

Compliance with new corporate governance regulations may require a material increase in our operating expenses.

We are required to comply with a host of new government-mandated corporate governance and accounting regulations, the most significant of which is section 404 of the Sarbanes-Oxley Act of 2002.  Our compliance with section 404 must be complete by our fiscal year ending October 31, 2006.  At the present time, there is not sufficient information available to determine the significance of the cost of complying with these regulations, except that most estimates available suggest that the fees paid to outside auditors and other accounting professionals will at least double their pre-compliance levels.  However, there are abundant examples in the marketplace of much larger increases in compliance costs and at the present time we cannot predict whether our costs will be material to our overall operating expenses.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Market risks relating to our operations result primarily from changes in interest rates.  We did not use derivative financial instruments for speculative or trading purposes during the three months ending January 31, 2005.

          Interest Rate Risk.   We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (2.59% at January 31, 2005) plus 1.25 to 2.75% or the bank’s prime rate (5.25% at January 31, 2005) less 0.0% to minus 1.125%.  A hypothetical 1% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on their evaluation as of January 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

For a discussion of legal proceedings, see the information included in Item 3 of the Company’s Form 10-K filed for the fiscal year ended October 31, 2004.  There have been no material developments in either of these matters during the first quarter of fiscal 2005.

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

(b)      Reports on Form 8-K - During the quarter for which this report is filed, the Company filed or furnished reports on Form 8-K on the following dates:

1.	December 15, 2004 (to report contract with Metropolitan Atlanta Rapid Transit Authority).
2.	November 30, 2004 (to report fourth quarter and annual 2004 earnings and earnings targets for 2005).
3.	November 15, 2004 (to report expected fourth quarter 2004 earnings).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XETA TECHNOLOGIES, INC.
(Registrant)

Dated: March 3, 2005	By:	/s/ JACK R. INGRAM

Jack R. Ingram
Chief Executive Officer

Dated: March 3, 2005	By:	/s/ ROBERT B. WAGNER

Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.