Form 10-Q
period 2005-04-30
XETA TECHNOLOGIES INC
filed 2005-06-06
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 26, 2005

Common Stock, $.001 par value	10,056,237

PART I.  INDEX

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	April 30, 2005	October 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$93,429	$141,054
Current portion of net investment in sales-type leases and other receivables	430,067	439,026
Trade accounts receivable, net	8,493,447	9,529,377
Inventories, net	5,099,550	4,844,702
Deferred tax asset, net	755,555	880,605
Prepaid taxes	434,901	6,868
Prepaid expenses and other assets	477,021	230,293

Total current assets	15,783,970	16,071,925

Noncurrent assets:
Goodwill	26,175,033	26,196,806
Intangible assets, net	198,625	217,542
Net investment in sales-type leases, less current portion above	225,207	296,865
Property, plant & equipment, net	10,632,600	10,726,855
Other assets	38,083	46,358

Total noncurrent assets	37,269,548	37,484,426

Total assets	$53,053,518	$53,556,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,209,645	$1,209,645
Revolving line of credit	2,270,329	3,850,282
Lease payable	7,330	8,897
Accounts payable	3,072,871	2,452,480
Current unearned revenue	1,907,066	1,558,510
Accrued liabilities	2,385,681	2,522,343
Other liabilities	—	4,986

Total current liabilities	10,852,922	11,607,143

Noncurrent liabilities:
Long-term debt, less current portion above	2,215,667	2,820,357
Accrued long-term liability	144,100	144,100
Noncurrent unearned service revenue	94,941	140,172
Noncurrent deferred tax liability, net	3,187,144	2,540,559

Total noncurrent liabilities	5,641,852	5,645,188

Contingencies
Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,075,025 and 11,031,575 issued at April 30, 2005 and October 31, 2004, respectively	11,075	11,031
Paid-in capital	12,711,781	12,695,224
Retained earnings	26,080,547	25,837,870
Accumulated other comprehensive income	—	4,554
Less treasury stock, at cost (1,018,788 shares at April 30, 2005 and October 31, 2004)	(2,244,659)	(2,244,659)

Total shareholders’ equity	36,558,744	36,304,020

Total liabilities and shareholders’ equity	$53,053,518	$53,556,351

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,

	2005	2004	2005	2004

Systems sales	$6,282,216	$6,468,356	$12,634,310	$16,486,713
Installation and service revenues	7,369,222	6,521,113	14,300,044	13,276,223
Other revenues	552,815	199,855	1,184,628	355,789

Net sales and service revenues	14,204,253	13,189,324	28,118,982	30,118,725

Cost of systems sales	4,606,365	4,696,543	9,472,098	12,699,444
Installation and services costs	5,361,588	4,865,826	10,524,495	9,495,428
Cost of other revenues & corporate COGS	574,218	352,018	1,195,236	693,559

Total cost of sales and service	10,542,171	9,914,387	21,191,829	22,888,431

Gross profit	3,662,082	3,274,937	6,927,153	7,230,294

Operating expenses
Selling, general and administrative	3,281,208	2,680,169	6,438,028	5,607,662
Amortization	94,415	—	185,876	73,026

Total operating expenses	3,375,623	2,680,169	6,623,904	5,680,688

Income from operations	286,459	594,768	303,249	1,549,606
Interest expense	(42,398)	(53,184)	(54,782)	(138,647)
Interest and other income	27,472	131,451	152,210	187,148

Total interest and other income (expense)	(14,926)	78,267	97,428	48,501

Income before provision for income taxes	271,533	673,035	400,677	1,598,107
Provision for income taxes	107,000	263,000	158,000	626,000

Net income	$164,533	$410,035	$242,677	$972,107

Earnings per share
Basic	$0.02	$0.04	$0.02	$0.10

Diluted	$0.02	$0.04	$0.02	$0.10

Weighted average shares outstanding	10,048,783	10,006,101	10,037,869	10,004,509

Weighted average equivalent shares	10,084,358	10,229,889	10,079,047	10,219,256

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock

	Shares Issued	Par Value	Shares	Amount

Balance- October 31, 2004	11,031,575	$11,031	1,018,788	$(2,244,659)
Stock options exercised $.001 par value	43,450	44	—	—
Components of comprehensive income:
Net income	—	—	—	—
Unrealized loss on hedge	—	—	—	—
Total comprehensive income

Balance- April 30, 2005	11,075,025	$11,075	1,018,788	$(2,244,659)

	Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

Balance- October 31, 2004	$12,695,224	$4,554	$25,837,870	$36,304,020
Stock options exercised $.001 par value	16,557	—	—	16,601
Components of comprehensive income:
Net income	—	—	242,677	242,677
Unrealized loss on hedge	—	(4,554)	—	(4,554)

Total comprehensive income				238,123

Balance- April 30, 2005	$12,711,781	$—	$26,080,547	$36,558,744

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended April 30,

	2005	2004

Cash flows from operating activities:
Net income	$242,677	$972,107

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	361,979	411,108
Amortization	185,876	73,025
(Gain) on sale of assets	(4,031)	(5,181)
Ineffectiveness of cash flow hedge	(12,476)	8,396
Provision for excess and obsolete inventory	36,611	—
Change in assets and liabilities, net of acquisitions:
Decrease in net investment in sales-type leases & other receivables	80,617	593,732
(Increase) decrease in trade account receivables	1,035,930	(2,127,854)
(Increase) in inventories	(291,459)	(1,693,646)
Decrease in deferred tax asset	125,050	34,443
(Increase) in prepaid expenses and other assets	(238,453)	(41,667)
(Increase) in prepaid taxes	(428,033)	(78,435)
Increase in accounts payable	620,391	276,439
Increase in unearned revenue	303,325	438,040
Increase in accrued taxes	19,108	426,434
(Decrease) in accrued liabilities and lease payable	(138,229)	(167,546)
Increase in deferred tax liability	658,201	203,972

Total adjustments	2,314,407	(1,648,740)

Net cash provided by (used in) operating activities	2,557,084	(676,633)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(6,015)	—
Additions to property, plant & equipment	(430,852)	(608,137)
Proceeds from sale of assets	200	5,181

Net cash used in investing activities	(436,667)	(602,956)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	10,924,024	16,889,161
Principal payments on debt	(604,690)	(604,692)
Payments on revolving line of credit	(12,503,977)	(14,851,911)
Exercise of stock options	16,601	7,085

Net cash provided by (used in) financing activities	(2,168,042)	1,439,643

Net increase (decrease) in cash and cash equivalents	(47,625)	160,054
Cash and cash equivalents, beginning of period	141,054	291,118

Cash and cash equivalents, end of period	$93,429	$451,172

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $91,116 in 2005 and $91,867 in 2004	$59,266	$77,180
Cash paid during the period for income taxes	$36,961	$516,606

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
April 30, 2005
(Unaudited)

1.  BASIS OF PRESENTATION:

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading provider of communications solutions with sales and service locations nationwide, serving business clients in sales, engineering, project management, installation, and service support.  The Company sells products which are manufactured by a variety of manufacturers including Avaya, Inc. (“Avaya”), Nortel Networks (“Nortel”), Cisco, and Hitachi.  In addition, the Company manufactures and markets call accounting systems to the hospitality industry.  XETA is an Oklahoma corporation.

The accompanying consolidated financial statements have been prepared by the Company, without an audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States, have been condensed or omitted pursuant to those rules and regulations.  However, the Company believes that the disclosures made are adequate to make the information presented not misleading when read in conjunction with the consolidated financial statements and the notes thereto included in the Company’s latest consolidated financial statements filed as part of the Company’s Annual Report on Form 10-K, Commission File No. 0-16231.  Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented.  All adjustments made were of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.  Certain reclassifications of prior year amounts have been made to conform to current year presentations.  These classifications had no impact on net income.

These statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the Commission on January 19, 2005.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Revenue Recognition

The Company earns revenues from the sale and installation of communications systems, the sale of maintenance contracts, and the sale of services on a time and materials basis.  The Company typically sells communications systems under single contracts to provide the equipment and the installation services; however, the installation and any associated professional services and project management services are priced independently from the equipment based on the market price for those services.  The installation of the systems sold by the Company can be outsourced to a third party either by the Company under a subcontractor arrangement or by the customer under arrangements in which vendors bid separately for the provision of the equipment from the installation and related services.  Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) addresses certain aspects of accounting by a vendor for arrangements with multiple revenue generating elements, such as those including products sold with installation.  Under EITF 00-21, revenue is recognized for each element of the transaction based on its relative fair value.  The revenue associated with the delivered element should be recognized separately if it has stand-alone value to the customer, there is evidence of the fair value of the undelivered element, the delivery or performance of the undelivered element is considered probable and performance is substantially under the Company’s control and is not essential to the functionality of the delivered element.  Under these guidelines, the Company recognizes systems sales revenue upon shipment of the equipment and installation services revenues upon completion of the installation of the system.

Service revenues earned from maintenance contracts are recognized monthly over the life of the related service agreement on a straight-line basis.  Revenues earned from services provided on a time and material basis are recognized as those services are provided.  The Company recognizes revenue from sales-type leases as discussed below under the caption “Lease Accounting.”

Shipping and Handling Fees

In accordance with EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” freight billed to customers is included in net sales and service revenues in the consolidated statements of operations, while freight billed by vendors is included in cost of sales in the consolidated statements of operations.

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

Property, Plant and Equipment

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under certain systems service agreements.  Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis.  When assets are retired or sold, the cost of the assets and the related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other income.  Maintenance and repair costs are expensed as incurred.  Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $91,116 and $91,867 in interest costs in the six months ended April 30, 2005 and 2004, respectively.

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

Software Development Costs

The Company applies the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”).  Under SOP 98-1 external direct costs of software development, payroll and payroll related costs for time spent on the project by employees directly associated with the development, and interest costs incurred during the development, as provided under the provisions of SFAS No. 34, “Capitalization of Interest Costs,” should be capitalized after the “preliminary project stage” has been completed.  Accordingly, the Company capitalized $7.5 million and $7.3 million related to the software development as of April 30, 2005 and October 31, 2004, respectively.  The Company has segregated the cost of the developed software into four groups with estimated useful lives of three, five, seven and ten years.

Goodwill

Goodwill is accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142).  Accordingly, goodwill is tested for impairment on an annual basis or between annual tests if events occur or circumstances change indicating that the fair value of a reporting unit may be below its carrying amount.

The changes in the carrying value of goodwill for the six months ending April 30, 2005 are as follows:

	Commercial Systems Sales	Lodging Systems Sales	Installation and Services Revenues	Other	Total

2005
Balance, October 31, 2004	$17,893,802	$—	$8,091,866	$211,138	$26,196,806
Purchase Price Allocation Adjustment	4,223	—	1,642	150	6,015
Amortization of book versus tax basis difference	(20,840)	—	(6,670)	(278)	(27,788)

Balance, April 30, 2005	$17,877,185	$—	$8,086,838	$211,010	$26,175,033

Other Intangible Assets

Other intangible assets consist of intangible assets that have finite useful lives and are amortized over their useful lives.  Such intangibles are reviewed for impairment whenever events indicate that the carrying amount may not be recoverable.

	As of April 30, 2005		As of October 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Software production costs	$1,291,021	$1,291,021	$1,291,021	$1,291,021
Other	402,710	204,085	402,710	185,168

Total amortized intangible assets	$1,693,731	$1,495,106	$1,693,731	$1,476,189

Segment Information

The Company has three reportable segments:  commercial system sales, lodging system sales, and installation and service.  The Company defines commercial system sales as sales to the non-lodging industry.  Installation and service revenues represent revenues earned from installing and maintaining systems for customers in both the commercial and lodging segments.

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and described herein the Summary of Significant Accounting Policies.  Company management evaluates a segment’s performance based upon gross margins.  Assets are not allocated to the segments.  Sales to customers located outside of the U.S. are immaterial.

The following is tabulation of business segment information for the three months ended April 30, 2005 and 2004.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total

2005
Sales	$4,820,155	$1,462,061	$7,369,222	$552,815	$14,204,253
Cost of sales	(3,590,780)	(1,015,585)	(5,361,588)	(574,218)	(10,542,171)
Gross profit	$1,229,375	$446,476	$2,007,634	$(21,403)	$3,662,082
2004
Sales	$5,414,250	$1,054,106	$6,521,113	$199,855	$13,189,324
Cost of sales	(4,023,227)	(673,316)	(4,865,826)	(352,018)	(9,914,387)
Gross profit	$1,391,023	$380,790	$1,655,287	$(152,163)	$3,274,937

The following is tabulation of business segment information for the six months ended April 30, 2005 and 2004.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total

2005
Sales	$9,677,931	$2,956,379	$14,300,044	$1,184,628	$28,118,982
Cost of sales	(7,425,428)	(2,046,670)	(10,524,495)	(1,195,236)	(21,191,829)
Gross profit	$2,252,503	$909,709	$3,775,549	$(10,608)	$6,927,153
2004
Sales	$13,485,059	$3,001,654	$13,276,223	$355,789	$30,118,725
Cost of sales	(10,613,335)	(2,086,109)	(9,495,428)	(693,559)	(22,888,431)
Gross profit	$2,871,724	$915,545	$3,780,795	$(337,770)	$7,230,294

Stock-Based Compensation Plans

The Company accounts for its stock-based awards granted to officers, directors and key employees using the intrinsic value method of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”.  Options under these plans are granted at fair market value on the date of grant and thus no compensation cost has been recorded in the consolidated financial statements.  As the Company accounts for stock-based awards under the intrinsic value method, an alternative to the fair value method allowed by SFAS 123, the Company is required to disclose the impact of issued stock options, as set forth below, as if the expense had been recorded in the consolidated financial statements on the fair value method.

	For the Three Months Ended April 30,		For the Six Months Ended April 30,

	2005	2004	2005	2004

Net income as reported	$164,533	$410,035	$242,677	$972,107
Total stock-based employee compensation expense or reduction of expense determined under fair value based method for all awards, net of related tax effects	(106)	(38,773)	1,415	(60,791)

Pro forma net income	$164,427	$371,262	$244,092	$911,316

EARNINGS PER SHARE:
As reported – Basic	$0.02	$0.04	$0.02	$0.10
As reported – Diluted	$0.02	$0.04	$0.02	$0.10
Pro forma – Basic	$0.02	$0.04	$0.02	$0.09
Pro forma – Diluted	$0.02	$0.04	$0.02	$0.09

The fair value of the options granted was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rate (4.46% to 5.78%), dividend yield (0.00%), expected volatility (80.50% to 86.31%), and expected life (6 years).

In December, 2004 the Financial Accounting Standards Board issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” a revision of FASB Statement 123, “Accounting for Stock-Based Compensation”.  This new statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006.  Upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules.  The Company has not determined the effect of the new standard on its consolidated financial position or results of operations.

Income Taxes

Income tax expense is based on pre-tax income.  Deferred income taxes are computed using the asset-liability method in accordance with SFAS No. 109, “Accounting for Income Taxes” and are provided on all temporary differences between the financial basis and the tax basis of the Company’s assets and liabilities.

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

2.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consists of the following:

	April 30, 2005	October 31, 2004

Trade receivables	$8,766,207	$9,847,984
Less- reserve for doubtful accounts	272,760	318,607

Net trade receivables	$8,493,447	$9,529,377

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

	April 30, 2005	October 31, 2004

Finished goods and spare parts	$5,509,087	$5,320,972
Raw materials	396,370	395,539

	5,905,457	5,716,511
Less reserve for excess and obsolete inventories	805,907	871,809

Total inventories, net	$5,099,550	$4,844,702

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	Estimated Useful Lives	April 30, 2005	October 31, 2004

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-10	4,642,601	4,587,485
Software development costs, work-in-process	N/A	5,461,461	7,280,461
Software development costs of components placed into service	3-10	1,423,751	—
Hardware	3-5	589,905	—
Land	—	611,582	611,582
Office furniture	5	1,109,230	1,110,729
Auto	5	384,278	237,176
Other	3-7	553,521	546,253

Total property, plant and equipment		17,174,283	16,771,640
Less- accumulated depreciation		6,541,683	6,044,785

Total property, plant and equipment, net		$10,632,600	$10,726,855

5.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

	April 30, 2005	October 31, 2004

Commissions	$612,318	$618,291
Vacation	482,952	504,585
Payroll	566,119	520,397
Bonuses	237,679	306,981
Interest	29,488	21,494
Other	457,125	550,595

Total current	2,385,681	2,522,343
Noncurrent liabilities	144,100	144,100

Total accrued liabilities	$2,529,781	$2,666,443

6.  UNEARNED REVENUE:

Unearned revenue consists of the following:

	April 30, 2005	October 31, 2004

Service contracts	$982,119	$845,550
Warranty service	264,046	320,193
Customer deposits	532,036	229,772
Systems shipped but not installed	87,111	115,413
Other	41,754	47,582

Total current unearned revenue	1,907,066	1,558,510
Noncurrent unearned service contract revenue	94,941	140,172

Total unearned revenue	$2,002,007	$1,698,682

7.  INCOME TAXES:

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	April 30, 2005	October 31, 2004

Deferred tax assets:
Currently nondeductible reserves	$329,425	$351,059
Accrued liabilities	292,317	393,760
Prepaid service contracts	99,014	163,333
Unamortized cost of service contracts	1,170	6,842
Other	64,524	80,240

Total deferred tax asset	786,450	995,234

Deferred tax liabilities:
Intangible assets	2,641,855	2,300,008
Depreciation	521,538	343,726
Tax income to be recognized on sales-type lease contracts	54,646	8,518
Other	—	2,936

Total deferred tax liability	3,218,039	2,655,188

Net deferred tax liability	$(2,431,589)	$(1,659,954)

	April 30, 2005	October 31, 2004

Net deferred liability as presented on the balance sheet:
Current deferred tax asset	$755,555	$880,605
Noncurrent deferred tax liability	(3,187,144)	(2,540,559)

Net deferred tax liability	$(2,431,589)	$(1,659,954)

8.  CREDIT AGREEMENTS:

The Company has a revolving credit and term loan agreement with a bank containing three separate notes:  a term loan amortizing over 36 months, a mortgage agreement amortizing over 13 years, and a $7.5 million revolving credit agreement to finance growth in working capital.  The revolving line of credit is collateralized by trade accounts receivable and inventories.  At April 30, 2005 and October 31, 2004, the Company had approximately $2.270 million and $3.850 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $5.2 million available under the revolving line of credit at April 30, 2005.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 28, 2005.  Long-term debt consists of the following:

	April 30, 2005	October 31, 2004

Term loan, payable in monthly installments of $86,524, due September 30, 2006 collateralized by all assets of the Company	$1,471,605	$1,990,750
Real estate term note, payable in monthly installments of $14,257, due September 30, 2006, collateralized by a first mortgage on the Company’s building	1,953,707	2,039,252

	3,425,312	4,030,002
Less-current maturities	1,209,645	1,209,645

Total long-term debt	$2,215,667	$2,820,357

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 3.09% at April 30, 2005) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 5.75% at April 30, 2005) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At April 30, 2005, the Company was paying 4.875% on the revolving line of credit borrowings, 4.87% on the term loan and 4.62% on the mortgage note.  The credit facility contains several financial covenants common in such agreements, including tangible net worth requirements, limitations on the amount of funded debt to earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.

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

	For the Three Months Ended April 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$164,533	10,048,783	$0.02

Dilutive effect of stock options		35,575

Diluted EPS
Net income	$164,533	10,084,358	$0.02

	For the Three Months Ended April 30, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$410,035	10,006,101	$0.04

Dilutive effect of stock options		223,788

Diluted EPS
Net income	$410,035	10,229,889	$0.04

	For the Six Months Ended April 30, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$242,677	10,037,869	$0.02

Dilutive effect of stock options		41,178

Diluted EPS
Net income	$242,677	10,079,047	$0.02

	For the Six Months Ended April 30, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$972,107	10,004,509	$0.10

Dilutive effect of stock options		214,747

Diluted EPS
Net income	$972,107	10,219,256	$0.10

Options to purchase 1,122,468 shares of common stock at an average exercise price of $7.17 and 240,300 shares of common stock at an average exercise price of $15.62 were not included in the computation of diluted earnings per share for the three months ended April 30, 2005 and 2004, respectively, because inclusion of these options would be antidilutive.  Options to purchase 1,122,468 shares of common stock at an average exercise price of $7.17 and 240,193 shares of common stock at an average exercise price of $15.63 were not included in the computation of diluted earnings per share for the six months ended April 30, 2005 and 2004, respectively, because inclusion of these options would be antidilutive.

10.  CONTINGENCIES:

On August 1, 2003, the Software & Information Industry Association (“SIIA”), an association of software publishers, contacted the Company by letter and claimed that XETA had violated the Copyright Act 17 U.S.C. § 501, et seq. by allegedly using unlicensed software in XETA’s business.  SIIA made demand that the Company audit all of its computers and servers to determine whether it used both licensed and/or allegedly unlicensed software for any of SIIA’s 965 members.  The Company conducted an audit and determined that some software present on a limited number of Company computers was unlicensed.  Many of these programs were located on personal computers utilized by employees for both personal and business use, or on computers that were “inherited” through the Company’s various acquisitions and were most likely loaded prior to XETA’s acquisition of these companies.  Because the nature of XETA’s liability and the amount of damages due SIIA was in dispute, early settlement negotiations were unproductive.  Therefore, on December 1, 2003, the Company filed a declaratory judgment action in the U.S. District Court for the Northern District of Oklahoma seeking a judicial determination of liability and damages.  Recently, the Company reached an agreement with SIIA and eleven of its members to settle the pending court action.  Under the settlement agreement, none of the parties admitted liability for any claims or causes of action, all pending matters were dismissed, and XETA will make a $50,000 payment to the SIIA Copyright Protection Fund.  XETA does not believe that it has any material liability to any SIIA member who was not a party to the settlement agreement and no such member has made any claim against the Company.  The settlement of this matter will not have material impact on XETA’s results of operations or financial position.

Since 1994, the Company has been monitoring numerous patent infringement lawsuits filed by Phonometrics, Inc., a Florida company, against certain telecommunications equipment manufacturers and hotels who use such equipment.  While the Company was never named as a defendant in any of these cases, several of the Company’s call accounting customers were named defendants and notified the Company that they would seek indemnification under the terms of their contracts. However, because there were other equipment vendors implicated along with the Company in the cases filed against the Company’s customers, the Company never assumed the outright defense of the customers in any of these actions.  In October 1998, all of the cases filed against the hotels were dismissed by the court for failure to state a claim.  After years of appeals by Phonometrics, all of which were lost on the merits of their arguments, a final order dismissing the cases with prejudice was entered in November 2002, and the defendant hotels have been awarded attorney fees and costs against both Phonometrics and its legal counsel.  Phonometrics continues to dispute the amount of fees awarded in some cases, and this issue continues to be litigated by Phonometrics.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which are subject to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements include, without limitation, statements concerning: expectations regarding sales, revenues, gross margins, operating expenses and operating margins; trends and conditions in the U.S. economy and in the communications technology industry; use of a branch operating model for future growth; and plans for our Nortel product line.  These and other forward-looking statements (generally identified by such words as “expects,” “plans,” “believes,” “anticipates” “forecasts,” “predicts,” and similar words or expressions) are not guarantees of performance but rather reflect our current expectations, assumptions and beliefs based upon information currently available to us.  Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties which are difficult to predict and that could cause actual results to differ materially from those projected.  Many of these risks and uncertainties are described under the heading “Outlook and Risk Factors” below.  Consequently, all forward-looking statements should be read in conjunction with the risk factors discussed herein and throughout this report together with the risk factors identified in the Company’s Annual Report on Form 10-K, which was filed on January 18 2005 and Quarterly Report on Form 10-Q for the quarter ended January 31, 2005 filed on March 4, 2005.

Overview

Strategy.  We sell communications solutions to national and local business clients and the hospitality industry by providing leading technology equipment and software, design, project management, installation, and after-implementation service support.  Our solutions include new-generation, converged communications systems primarily developed by Avaya, Inc. (“Avaya”) and Nortel Networks (“Nortel”).  These systems utilize packet-switching technology to transmit both voice and data over the same network to reduce costs, improve the productivity of mobile end-users, and integrate data from the communications systems into the customer’s other networked applications.

We have been a dealer for Avaya since 1999 and most of our systems sales in the periods presented consist of Avaya products.  In mid-2003, we became a dealer of Nortel products to increase our market penetration.  To ensure a quality entry into the Nortel market, we have invested heavily in technical and sales training programs on the Nortel products.  We have built our Nortel sales force up to the point that we now have approximately the same number of account executives (“AE’s”) who primarily focus on Nortel products as we have who primarily focus on Avaya products.

Additionally, to further jumpstart our entry into the Nortel market, in August, 2004 we acquired Bluejack Systems, LLC (“Bluejack”), a Seattle-based Nortel dealer and structured cabling contractor.  We are operating Bluejack as the Seattle branch of XETA, staffed and supported by the former management and employees of Bluejack.  Under this operating model, Seattle area customers call their local branch office for sales and service support, but also have access to our nation-wide design, implementation, project management, and maintenance capabilities.  We are routinely evaluating other acquisition opportunities which would expand our branch operating model to other metropolitan areas.

Another strategic focus of our organization is to increase our recurring service revenue stream by securing maintenance contracts and repetitive time and materials (“T&M”) relationships.  Customers under maintenance contracts pay us a monthly fee for providing a defined level of service to their communication system.  Repetitive T&M customers also provide a relatively steady flow of revenues to us by regularly calling us for their service needs.  For both contract and T&M customers, we often become the customer’s primary vendor for routine services as well as for product upgrades, expansions, and replacements.  Securing these recurring service revenues has been the cornerstone of the Company’s financial stability since its inception as a lodging-focused company in the mid-1980’s.  Service revenues earned from lodging customers continue to dominate our total services revenues.  However, the addition of the Nortel product line provides a new opportunity to significantly expand this revenue stream and we are aggressively marketing our services to existing Nortel customers.  This opportunity is restricted in the non-lodging Avaya market as Avaya has its own service department and generally requires its dealers to sell only Avaya service contracts.  We do earn commissions on the sale of Avaya contracts, and those revenues are material to our operating results.

Operating Summary.  Our focus on service revenues during fiscal 2005 is reflected in our operating results as our service revenues increased 13% in the second quarter of fiscal 2005 compared to last year.  Service revenues have increased 8% in the first half of the fiscal year compared to last year.  Nearly all of this growth has come from increases in service revenues earned from commercial customers.  Service revenues earned from commercial customers on maintenance contracts or through T&M charges increased 21% to $1.3 million in the second quarter compared to last year and have increased 36% to $2.5 million for the first half of fiscal 2005 compared to the same period in fiscal 2004.  In the second quarter of fiscal 2005, we also enjoyed a 35% increase in installation revenues.  Most of this increase reflects revenues from the Metropolitan Atlanta Rapid Transit Authority (“MARTA”) project, a large installation-only project currently being executed by the Company.  For the year, installation revenues are down 3.3% primarily reflecting lower systems sales which are typically the primary driver of installation revenues.

Our systems sales decreased 3% in the second quarter of fiscal 2005 compared to the same quarter a year ago and decreased 23% for the six months ending April 30, 2005 compared to the same period a year ago.  Our gross margins on systems sales in the second quarter of fiscal 2005 were 26.7%, slightly lower than the 27.4% gross margins earned on systems sales in the second quarter of fiscal 2004.  For the year-to-date period, gross margins on systems sales were 25% compared to 23% in the prior year.

Overall, our net income was $165,000 in the second quarter of 2005 compared to $410,000 in the second quarter of last year.  Net income for the first six months of fiscal 2005 was $243,000 compared to $972,000 for the same period last year.  These declines reflect slightly higher overall gross margins which were more than offset by increased selling expenses in support of our Nortel initiative and significantly reduced incentive payments received from our major equipment suppliers.

Financial Position Summary.  Our overall financial condition at April 30, 2005 is relatively unchanged since the end of fiscal 2004; however, our working capital has increased 10% to $4.9 million primarily through reductions in our working capital revolver.  The amount outstanding on our revolver at April 30, 2005 was $2.3 million, a 41% reduction from the balance outstanding at October 31, 2004.  Our term debt has been reduced by $604,000 in accordance with normal payment requirements.  Our total term debt at April 30, 2005 was $3.4 million.

Expectations.  Sales of Avaya systems continue to be our primary source of systems sales revenues.  Our services revenues are primarily derived from our legacy lodging business and installation of new Avaya systems.  These important sources of revenues are expected to continue to be critical to our short-term operating results.  We are beginning to see the fruits of our entry into the Nortel market in both systems sales and recurring service revenues.  Approximately one-half of our AE’s are focused on our Nortel sales initiative, however most of these AE’s are new to our company and are not yet producing consistent results.  We have invested heavily in our Nortel initiative to achieve greater long-term results, thereby sacrificing some near-term profitability.  For our operating results to improve, our Nortel-related business must begin showing steady improvement.  Additional risk factors that might affect our short- and long-term results are presented in the “Outlook and Risk Factors” section below and in our most recently filed Form 10-K.

The following discussion presents additional information regarding our financial condition and results of operations for the three and six months ending April 30, 2005 and should be read in conjunction with our comments above as well as the Outlook and Risk Factors discussion contained at the end of this section of the report.

Financial Condition

During the first half of fiscal 2005, cash provided by operations was $2.6 million.  These cash flows were generated from $791,000 in earnings and non-cash charges, $1.0 million in reductions in accounts receivable, and $620,000 in increases in accounts payable.  These increases in cash flows were offset by a $291,000 increase in inventories and a $238,000 increase in prepaid expenses and other assets.  Additional individually immaterial changes in working capital accounts produced a net increase in cash flows of $285,000.  These cash flows were used primarily to reduce our total debt by $2.2 million or approximately 28%.

Our business is not capital intensive and most capital expenditures relate to maintaining, updating and expanding our technology infrastructure to support our employee base.  We continue to test the functionality of a new software platform to support all of our operating and financial reporting activities.  We are implementing this system to condense three software platforms down to one and provide a long-term solution that will support rapid expansion of our customer base and revenues.  During the first six months of fiscal 2005, our capital spending on this project was approximately $195,000 and we began implementing specific components of the developed software.  Consequently, we have recorded amortization expense of $167,000 during the first six months of the year.  We made additional capital expenditures of approximately $242,000 in the six months ended April 30, 2005, primarily to upgrade existing network infrastructure and to support additional personnel, including technicians who require service vehicles to support their branch service work.

Our total debt at April 30, 2005 was $5.7 million, which consisted of a mortgage on our corporate headquarters building of $1.95 million, a term note of $1.5 million, and $2.3 million outstanding on the working capital revolver.  Payments on the mortgage note are based on a 13-year amortization schedule and the note is due in full or will be refinanced by September 30, 2006.  The term note is secured by the general assets of the company.  Payments on the term note are based on a three year amortization schedule and it is due and will be amortized in full on September 30, 2006.  Required principal payments on the two notes total $302,000 per quarter.  The credit agreement, which encompasses both the notes discussed above and the line of credit, contains certain financial covenants common in such agreements.  These covenants include tangible net worth requirements, limitations on the amount of funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”), limitations on capital spending, and debt service coverage requirements.  At April 30, 2005, we were in compliance with all the covenants.

The total amount available under the working capital revolver is based on the qualified balances of accounts receivable and inventories and is subject to a maximum of $7.5 million.  At April 30, 2005, there was $5.2 million available for future borrowings under the revolver.

The table below presents our contractual obligations at April 30, 2005 as well as payment obligations over the next five years:

		Payments due by period

	Total	Less than 1 year	2 – 3 Years	4 – 5 years	More than 5 years

Contractual Obligations
Long-term debt	$3,596,730	$1,342,286	$2,254,444	$—	$—
Operating leases	$602,133	257,372	272,454	72,307	—
Total	$4,198,863	$1,599,658	$2,526,898	$72,307	$—

Results of Operations

Net income in the second quarter of fiscal 2005 was $165,000 compared to $410,000 for the second quarter last year.  Net income for the six months ended April 30, 2005 was $243,000 compared to $972,000 for the first six months of last year.  The narrative below provides further explanation of these changes.

Systems Sales.  Our systems sales in the second quarter of fiscal 2005 were $6.3 million, a 3% decline compared to the second quarter of last year.  This decline consisted of a $594,000 or 11% decline in sales of systems to commercial customers partially offset by a $408,000, or 39% increase in sales of systems to lodging customers.  We are disappointed in the continued sluggishness in the sales of systems to commercial customers.  The new IP-based products we are currently marketing to this customer segment represent a significant technology shift which we believe is extending sales cycles.  There is also evidence that capital spending on technology is being diverted to other product categories such as security, bandwidth, and network management projects.  We continue to believe that demand for the communications products we sell is building and that we will begin to see expansion of our systems sales to commercial customers in the future.  However, no assurance can be given when such expansion will begin.  Sales of systems to lodging customers in the second quarter of fiscal 2005 were at historical run-rates with the increase reflecting lower than normal sales in the second quarter of last year.  For the six months ended April 30, 2005, systems sales were $12.6 million compared to $16.5 million in the prior year.  This decrease consisted of a decrease in systems sales to commercial customers of $3.8 million and a decrease in systems sales to lodging customers of $45,000.  Comparisons to fiscal 2004 revenues are difficult because of several large orders that were shipped in the first quarter of fiscal 2004 producing revenues substantially above run-rates.  In addition, the decline in systems sales reflects continued weakness in demand for communications systems in the general business sector.

Installation and Service Revenues.  Installation and service revenues consist of the following:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,

	2005	2004	2005	2004

Service Center	$5,116,000	$4,727,000	$10,387,000	$9,211,000
Installation & Professional Services	2,253,000	1,671,000	3,913,000	3,784,000
Consulting	—	123,000	—	281,000

Total installation and service revenue	$7,369,000	$6,521,000	$14,300,000	$13,276,000

The increase in revenues earned by our National Service Center (“NSC”) reflects the initial success of our Nortel initiative coupled with an increase in cabling revenues.  We are continuing to enjoy modest increases in our contract revenues earned from commercial customers.  Most of this new revenue is from customers with Nortel systems.  In addition, our cabling revenues have increased in fiscal 2005.  As part of the acquisition of Bluejack Systems in fiscal 2004, we added significant technical resources to design and install structured cabling at customer premises.  Approximately 42% and 39% of the increase in second quarter and year-to-date NSC revenues, respectively, relates to new cabling services provided by the Company.

Our installation and professional services revenues increased $582,000 or 35% in the second quarter of fiscal 2005 compared to the prior year and increased $129,000 or 3% for the first six months of fiscal 2005 compared to the prior year.  The increase in second quarter revenues reflects revenues earned from a series of installations performed under a single, installation-only, contract with a subcontractor to the MARTA.  Under this contract, another Nortel equipment dealer provided the equipment for a series of upgrades to the MARTA communications network.  XETA was engaged by the subcontractor to provide the installation and training at the various upgrade locations.  In the second quarter, we recorded $609,000 in revenues associated with completed installations under this contract.

Consulting revenues consist of network and software consulting fees earned by our consulting group.  These fees declined severely throughout 2004 and we de-emphasized these activities late last year.  Those consulting activities that related to our core business such as unified communications and messaging were incorporated into our professional services organization and those revenues are reflected in our installation revenues.

Gross Margins.  The table below presents the gross margins earned on our primary revenue streams for the three and six months ended April 30, 2005 and 2004:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,

	2005	2004	2005	2004

Gross Margins
Systems sales	26.7%	27.4%	25.0%	23.0%
Installation and service revenues	27.2%	25.4%	26.4%	28.5%
Other revenues	56.5%	96.0%	55.8%	97.8%
Corporate cost of goods sold	-2.3%	-2.6%	-2.4%	-2.2%
Total sales and service revenues	25.8%	24.8%	24.6%	24.0%

The gross margins on our systems sales revenues earned in the second quarter and during the first six months of fiscal 2005 are within our expectations and reflect the current operating environment for sales of systems in our market.  The gross margins on systems sales have been under pressure as a result of significant pricing changes by our major equipment suppliers.  We believe that those pricing changes and therefore our gross margins on systems sales have stabilized, but no assurance can be given that future pricing changes by our major equipment suppliers will not erode gross margins in the future.

The increase in gross margins in the second quarter of fiscal 2005 compared to the prior year reflects increased installation revenues from the MARTA project.  Our year-to-date gross margins on installation and services revenues continue to be lower than those earned in fiscal 2004 and reflect lower installation and professional services fees earned as a result of lower systems sales and higher costs in our NSC associated with the Nortel ramp-up.  A high percentage of the costs associated with our services revenues are fixed expenses primarily related to personnel costs.  As a result, our services gross margins are highly sensitive to fluctuations in revenues.  The most volatile area of service revenues is our installation and professional services revenues which typically fluctuate with systems sales levels.  The MARTA project is an anomaly because it is not associated with a system sale.  For the year-to-date period, the gross margins earned on installation and services revenues continue to be lower than our target margins due to lower systems sales and higher expenses in our NSC associated with the additional personnel and training expenses to execute our Nortel initiative.  We expect our service gross margins to improve as services revenues increase.

A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold.  Other revenues typically represent sales and cost of goods sold on equipment or services outside our normal provisioning processes and by their nature vary significantly in both sales volume and gross margins earned.  The majority of the revenues recorded in this category in the first and second quarters of fiscal 2005 represent the sale of Avaya maintenance contracts for which we earn either a gross profit or commissions from Avaya.  We have no continuing service obligation associated with these revenues and gross profits.  Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.  Our total operating expenses increased $695,000 or 26% in the second quarter of fiscal 2005 compared to the second quarter of last year and increased $943,000 or 17% for the first half of fiscal 2005 compared to the first half of last year.  These increases reflect increased selling expenses due to increases in our sales force to support our entry into the Nortel market and the loss of certain marketing incentive programs provided by our major equipment suppliers to support specific sales initiatives.  We have invested in experienced sales representatives and sales management to launch our entry into the Nortel equipment market in an effort to drive both Nortel-related systems sales and services revenues.  In addition, our major suppliers have significantly decreased their incentive payments to us which previously helped offset the market development investments and marketing campaigns.  Our G&A costs increased slightly in the second quarter due to increased costs related to new federally-mandated regulations.  Compliance with these regulations, particularly those associated with Section 404 of the Sarbanes-Oxley Act of 2002, will result in additional expenditures on professional services.  It cannot yet be estimated whether these additional expenditures will be material to our operating results.  Our G&A costs for the first half of the year are slightly lower than for the same period a year ago, primarily due to lower incentive payments to key employees.  A final factor in the increase in operating expenses is increased amortization expense associated with our Oracle implementation project.  In the first quarter of fiscal 2005, we began amortizing the capitalized cost of the project based on the portion of the project which is being used or is ready for use.

Interest Expense and Other Income.  Net interest expense and other income was $15,000 in expense in the second quarter of fiscal 2005 compared to $78,000 in income in the second quarter of fiscal 2004.  This decline in net other income reflects the fact that we reduced a loss contingency accrual in the second quarter of fiscal 2004 resulting in $100,000 of other income during that period.  There was not a similar adjustment to the second quarter fiscal 2005 results.  For the first six months of fiscal 2005, net interest expense and other income was $97,000 in income compared to $49,000 in income in the first six months of fiscal 2004.  Most of this improvement relates to lower interest expense.

Tax Provision.  The Company has recorded a combined federal and state tax provision of 39% in all periods presented, reflecting the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins.  Operating margins were 1.2% in the second quarter of fiscal 2005 compared to 3.1% in the second quarter of fiscal 2004 and were 0.9% in the six month period ending April 30, 2005 compared to 3.2% in the six month period ending April 30, 2004.  Lower systems sales coupled with higher sales expenses experienced in fiscal 2005 has resulted in lower operating margins.  We expect to gain traction in the Nortel systems and service market in the near future and believe that revenues can be increased at a much faster rate than the increase in our operating expenses, thereby expanding our operating margins.

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

We have made a substantial financial and strategic investment in expanding our product lines to include Nortel equipment.  We believe that carrying Nortel products will provide an opportunity to build a large base of recurring service revenues thereby producing long-term growth and stability similar to what we experienced when we were a lodging-focused company.  However, there can be no assurance given that customers will accept our Nortel product and service offerings or that they will be willing to abandon their current service providers, many of which are financially and technically stronger than us.

Our gross margins have traditionally been highly dependent upon incentive payments and price support from our major equipment supplier.

Our equipment suppliers have a wide variety of vendor incentive programs to support our sales and marketing efforts.  These incentives have historically been material to our gross margins and our operating expenses.  During 2004, our major equipment supplier curtailed several of these programs and reduced the level of pricing support provided on some individual sales opportunities.  These changes materially and negatively impacted our gross margins.  Some of the other incentives available are, by their nature, contra operating expense items.  These incentive programs underwent significant and negative changes in fiscal 2004 compared to prior years.  The impact of these changes has carried over into fiscal 2005, primarily impacting our operating expenses and to a lesser degree our gross margins.  No assurance can be given that additional changes in the incentive programs that affect both gross margins and operating expenses will not materially and adversely affect our gross margins and operating results.

The technology we sell is highly complex and changes rapidly increasing our reliance upon the manufacturers for technical assistance and increasing the risk that our inventories on hand will become obsolete, respectively.

The communications equipment we sell is highly complex and requires significant technical resources to design, install, and maintain the equipment.  This complexity may require us to rely heavily upon the manufacturers’ technical staff to support the installation and maintenance of systems.  This reliance may result in lower service revenues or lower profit margins earned on our service revenues.  In addition to their complexity, the systems are evolving rapidly as product enhancements are introduced by the manufacturers.  These rapid changes present risks that our inventory on hand will become obsolete resulting in the need to reduce sales margins to sell the equipment or in direct write-offs in the value of the equipment.

The financial condition of Nortel is uncertain and actions they may take could hurt our operating results.

In recent years, Nortel has endured severe financial difficulties, made significant senior management changes, and has been unable to file its SEC reports in a timely manner.  Should these problems persist, there can be no assurance given that Nortel will not take actions to preserve their short-term financial condition which could be detrimental to our operating results or financial condition.  Potential actions might include accepting a takeover bid, severely changing their operating model, or the sale of certain product lines or markets.

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

In addition to the specific factors discussed above, we are subject to certain risks that are inherent in doing business, such as general industry and market conditions and growth rates, general economic and political conditions, costs of obtaining insurance, unexpected death or changes in key employees, changes in employment laws and regulations, changes in tax laws and regulations, and other events that can impact revenues and the cost of doing business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates.  We did not use derivative financial instruments for speculative or trading purposes during the three months ending April 30, 2005.

Interest Rate Risk.   We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (3.09% at April 30, 2005) plus 1.25 to 2.75% or the bank’s prime rate (5.75% at April 30, 2005) less 0.0% to minus 1.125%.  A hypothetical 1% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of April 30, 2005 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer “(CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore, there were no corrective actions taken.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We continue to monitor the Phonometrics’ litigation, as Phonometrics continues to challenge certain awards of attorneys’ fees against it. A detailed description of the Phonometrics’ cases is contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 filed with the Commission.

Recently, we reached an agreement with the Software & Information Industry Association (“SIIA”) and eleven of its members to settle various claims made by SIIA against us.  Under the settlement agreement, none of the parties admitted liability for any claims or causes of action, all pending matters were dismissed, and we will make a $50,000 payment to the SIIA Copyright Protection Fund.  We do not believe that we have any material liability to any SIIA member who was not a party to the settlement agreement and no such member has made any claim against us.  A detailed description of this matter is contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 filed with the Commission.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 12, 2005, at our Annual Meeting of Shareholders (“Annual Meeting”), the following incumbent directors were re-elected to the Board of Directors, and the votes cast for each nominee were as follows:

Nominee	For	Withhold

Ron B. Barber	9,534,739	253,548
Donald T. Duke	9,735,394	52,893
Robert D. Hisrich	9,669,703	118,584
Jack R. Ingram	9,661,413	126,874
Ronald L. Siegenthaler	9,639,716	148,571

The shareholders also voted at the Annual Meeting to ratify the selection of Grant Thornton, LLP as our independent auditors, with votes cast as follows:

For	Against	Withhold

9,766,434	14,493	7,360

Subsequent to the Annual Meeting, we dismissed Grant Thornton, LLP on May 5, 2005 and engaged Tullius Taylor Sartain & Sartain LLP as our independent auditors on May 13, 2005 (see Form 8-K’s filed by the Company on May 9, 2005 and May 17, 2005 related to this matter).

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

Form 8-K filed February 24, 2005 to furnish earnings release for first fiscal quarter 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XETA TECHNOLOGIES, INC.
(Registrant)

Dated: June 1, 2005	By:	/s/ JACK R. INGRAM

Jack R. Ingram Chief Executive Officer

Dated: June 1, 2005	By:	/s/ ROBERT B. WAGNER

Robert B. Wagner Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.