Form 10-Q
period 2005-07-31
XETA TECHNOLOGIES INC
filed 2005-08-31
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

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

Yes ☒	No ☐

          Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes ☐	No ☒

Number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 26, 2005

Common Stock, $.001 par value	10,178,237

PART I.  INDEX

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	July 31, 2005	October 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$57,782	$141,054
Current portion of net investment in sales-type leases and other receivables	399,013	439,026
Trade accounts receivable, net	8,705,351	9,529,377
Inventories, net	5,568,739	4,844,702
Deferred tax asset, net	684,772	880,605
Prepaid taxes	684,309	6,868
Prepaid expenses and other assets	313,801	230,293

Total current assets	16,413,767	16,071,925

Noncurrent assets:
Goodwill	26,490,139	26,196,806
Intangible assets, net	189,167	217,542
Net investment in sales-type leases, less current portion above	208,384	296,865
Property, plant & equipment, net	10,494,728	10,726,855
Other assets	33,320	46,358

Total noncurrent assets	37,415,738	37,484,426

Total assets	$53,829,505	$53,556,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,209,645	$1,209,645
Revolving line of credit	2,555,380	3,850,282
Lease payable	6,333	8,897
Accounts payable	4,064,171	2,452,480
Current unearned revenue	1,595,065	1,558,510
Accrued liabilities	1,959,404	2,522,343
Other liabilities	—	4,986

Total current liabilities	11,389,998	11,607,143

Noncurrent liabilities:
Long-term debt, less current portion above	1,913,322	2,820,357
Accrued long-term liability	144,100	144,100
Noncurrent unearned service revenue	82,271	140,172
Noncurrent deferred tax liability, net	3,390,115	2,540,559

Total noncurrent liabilities	5,529,808	5,645,188

Contingencies
Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,197,025 and 11,031,575 issued at July 31, 2005 and October 31, 2004, respectively	11,197	11,031
Paid-in capital	12,999,074	12,695,224
Retained earnings	26,144,087	25,837,870
Accumulated other comprehensive income	—	4,554
Less treasury stock, at cost (1,018,788 shares at July 31, 2005 and October 31, 2004)	(2,244,659)	(2,244,659)

Total shareholders’ equity	36,909,699	36,304,020

Total liabilities and shareholders’ equity	$53,829,505	$53,556,351

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,

	2005	2004	2005	2004

Systems sales	$6,645,819	$7,052,211	$19,280,129	$23,538,924
Installation and service revenues	6,631,799	6,684,913	20,931,843	19,961,136
Other revenues	244,346	152,504	1,428,974	508,293

Net sales and service revenues	13,521,964	13,889,628	41,640,946	44,008,353

Cost of systems sales	4,848,945	5,297,720	14,321,043	17,997,164
Installation and services costs	4,957,283	4,828,545	15,481,778	14,323,973
Cost of other revenues & corporate COGS	326,980	401,972	1,522,216	1,095,531

Total cost of sales and service	10,133,208	10,528,237	31,325,037	33,416,668

Gross profit	3,388,756	3,361,391	10,315,909	10,591,685

Operating expenses
Selling, general and administrative	3,167,510	2,754,610	9,605,538	8,362,272
Amortization	99,450	—	285,326	73,026

Total operating expenses	3,266,960	2,754,610	9,890,864	8,435,298

Income from operations	121,796	606,781	425,045	2,156,387
Interest expense	(23,173)	(45,938)	(77,955)	(184,585)
Interest and other income	4,917	47,882	157,127	235,030

Total interest and other income (expense)	(18,256)	1,944	79,172	50,445

Income before provision for income taxes	103,540	608,725	504,217	2,206,832
Provision for income taxes	40,000	238,000	198,000	864,000

Net income	$63,540	$370,725	$306,217	$1,342,832

Earnings per share
Basic	$0.01	$0.04	$0.03	$0.13

Diluted	$0.01	$0.04	$0.03	$0.13

Weighted average shares outstanding	10,093,628	10,012,135	10,056,643	10,007,070

Weighted average equivalent shares	10,116,712	10,140,958	10,091,734	10,180,262

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total

	Shares Issued	Par Value	Shares	Amount

Balance- October 31, 2004	11,031,575	$11,031	1,018,788	$(2,244,659)	$12,695,224	$4,554	$25,837,870	$36,304,020
Stock options exercised $.001 par value	65,450	66	—	—	24,950	—	—	25,016
Restricted shares issued $.001 par value	100,000	100	—	—	278,900	—	—	279,000
Components of comprehensive income:
Net income	—	—	—	—	—	—	306,217	306,217
Unrealized loss on hedge	—	—	—	—	—	(4,554)	—	(4,554)

Total comprehensive income								301,663

Balance- July 31, 2005	11,197,025	$11,197	1,018,788	$(2,244,659)	$12,999,074	$—	$26,144,087	$36,909,699

The accompanying notes are an integral part of this consolidated financial statement.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended July 31,

	2005	2004

Cash flows from operating activities:
Net income	$306,217	$1,342,832

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	539,531	612,533
Amortization	285,326	73,025
Gain on sale of assets	(4,031)	(5,181)
Ineffectiveness of cash flow hedge	(12,476)	10,984
Provision for returns & doubtful accounts receivable	15,263
Provision for excess and obsolete inventory	36,611	—
Change in assets and liabilities, net of acquisitions:
Decrease in net investment in sales-type leases & other receivables	128,494	557,222
Decrease (increase) in trade account receivables	808,763	(2,295,910)
Increase in inventories	(760,648)	(274,444)
Decrease in deferred tax asset	195,833	138,124
(Increase) decrease in prepaid expenses and other assets	(70,470)	54,498
Increase in prepaid taxes	(677,441)	(131,550)
Increase (decrease) in accounts payable	1,611,691	(977,556)
Decrease in unearned revenue	(21,346)	(150,763)
Increase (decrease) in accrued taxes	28,662	(29,472)
Decrease in accrued liabilities and lease payable	(565,503)	(47,210)
Increase in deferred tax liability	865,512	374,178

Total adjustments	2,403,771	(2,091,522)

Net cash provided by (used in) operating activities	2,709,988	(748,690)

Cash flows from investing activities:
Acquisitions, net of cash acquired	(56,015)	—
Additions to property, plant & equipment	(560,524)	(822,876)
Proceeds from sale of assets	200	5,181

Net cash used in investing activities	(616,339)	(817,695)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	16,143,574	23,795,688
Principal payments on debt	(907,035)	(907,038)
Payments on revolving line of credit	(17,438,476)	(21,378,629)
Exercise of stock options	25,016	9,545

Net cash (used in) provided by financing activities	(2,176,921)	1,519,566

Net (decrease) in cash and cash equivalents	(83,272)	(46,819)
Cash and cash equivalents, beginning of period	141,054	291,118

Cash and cash equivalents, end of period	$57,782	$244,299

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $143,125 in 2005 and $139,140 in 2004	$82,295	$124,164
Cash paid during the period for income taxes	$40,011	$524,281
Non-cash financing activities - Issuance of restricted stock	$279,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

6

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
July 31, 2005
(Unaudited)

1.   BASIS OF PRESENTATION:

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading provider of communications solutions with sales and service locations nationwide, serving business clients in sales, engineering, project management, installation, and service support.  The Company sells products which are manufactured by a variety of manufacturers including Avaya, Inc. (“Avaya”), Nortel Corporation (“Nortel”), Cisco Systems, Inc., and Hitachi LTD.  In addition, the Company manufactures and markets a line of proprietary call accounting systems to the hospitality industry.  XETA is an Oklahoma corporation.

Effective July 6, 2005, the Company’s Board of Directors appointed Greg Forrest as XETA’s President and Chief Operating Officer.  Mr. Forrest joined the Company in 2004 upon the acquisition of the assets of Bluejack Systems, LLC (“Bluejack”), a company in which Mr. Forrest was the principal owner.  Since the acquisition, Mr. Forrest served as the Director of Sales of the Company’s Seattle branch office.  Jack Ingram, the Company’s previous President, remains as Chairman and CEO of the Company.

The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto made a part of the Company’s Annual Report on Form 10-K, Commission File No. 0-16231, which was filed with the Commission on January 19, 2005.  Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented.  All adjustments made were of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.  Certain reclassifications of prior year amounts have been made to conform to current year presentations.  These classifications had no impact on net income.

Segment Information

The Company has three reportable segments:  commercial system sales, lodging system sales, and installation and service.  The Company defines commercial system sales as sales to the non-lodging industry.  Installation and service revenues represent revenues earned from installing and maintaining systems for customers in both the commercial and lodging segments.

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and described in the Summary of Significant Accounting Policies in the Company’s Form 10-K described above.  Company management evaluates a segment’s performance based upon gross margins.  Assets are not allocated to the segments.  Sales to customers located outside of the U.S. are immaterial.

The following is a tabulation of business segment information for the three months ended July 31, 2005 and 2004.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total

2005
Sales	$5,278,945	$1,366,874	$6,631,799	$244,346	$13,521,964
Cost of sales	(3,877,831)	(971,114)	(4,957,283)	(326,980)	(10,133,208)
Gross profit	$1,401,114	$395,760	$1,674,516	$(82,634)	$3,388,756

2004
Sales	$6,047,429	$1,004,782	$6,684,913	$152,504	$13,889,628
Cost of sales	(4,620,109)	(677,611)	(4,828,545)	(401,972)	(10,528,237)
Gross profit	$1,427,320	$327,171	$1,856,368	$(249,468)	$3,361,391

The following is a tabulation of business segment information for the nine months ended July 31, 2005 and 2004.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total

2005
Sales	$14,956,876	$4,323,253	$20,931,843	$1,428,974	$41,640,946
Cost of sales	(11,303,259)	(3,017,784)	(15,481,778)	(1,522,216)	(31,325,037)
Gross profit	$3,653,617	$1,305,469	$5,450,065	$(93,242)	$10,315,909
2004
Sales	$19,532,488	$4,006,436	$19,961,136	$508,293	$44,008,353
Cost of sales	(15,233,444)	(2,763,720)	(14,323,973)	(1,095,531)	(33,416,668)
Gross profit	$4,299,044	$1,242,716	$5,637,163	$(587,238)	$10,591,685

Stock-Based Compensation Plans

The Company accounts for its stock-based awards granted to officers, directors and key employees using the intrinsic value method of Accounting Principles Board (“APB”) Opinion  No. 25, “Accounting for Stock Issued to Employees”.  Options under these plans are granted at fair market value on the date of grant yielding an intrinsic value of $0 and thus no compensation cost is recorded in the consolidated financial statements.  As the Company accounts for stock-based awards under the intrinsic value method, an alternative to the fair value method allowed by Statement of Financial Accounting Standard (“SFAS”) No. 123, “Accounting for Stock-based Compensation,” the Company is required to disclose the impact of issued stock options, as set forth below, as if the expense had been recorded in the consolidated financial statements on the fair value method.

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,

	2005	2004	2005	2004

Net income as reported	$63,540	$370,725	$306,217	$1,342,832
Total stock-based employee compensation expense or reduction of expense determined under fair value based method for all awards, net of related tax effects	(106)	(12,019)	1,309	(72,810)

Pro forma net income	$63,434	$358,706	$307,526	$1,270,022

EARNINGS PER SHARE:
As reported – Basic	$0.01	$0.04	$0.03	$0.13
As reported – Diluted	$0.01	$0.04	$0.03	$0.13
Pro forma – Basic	$0.01	$0.04	$0.03	$0.13
Pro forma – Diluted	$0.01	$0.04	$0.03	$0.12

The fair value of the options granted was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions: risk-free interest rate (4.46% to 5.78%), dividend yield (0.00%), expected volatility (80.50% to 86.31%), and expected life (6 years).

In December 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment,” a revision of FASB Statement 123.  This new statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123 (Revised 2004) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company will adopt the standard in the first quarter of fiscal 2006.  Upon adoption of the revised standard, prior awards are charged to expense under the prior rules, and awards after adoption are charged to expense under the revised rules.  Because option-holders are fully vested in all outstanding options at the present time, the Company believes that adoption of the new standard will not have a material impact on the Company’s consolidated financial position or results of operations.

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

Recently Issued Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).  SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle.  SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented using the accounting principle.  SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.  The implementation of SFAS 154 is not expected to have a material impact on the Company’s consolidated financial statements.

2.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consists of the following:

	July 31, 2005	October 31, 2004

Trade receivables	$8,987,577	$9,847,984
Less- reserve for doubtful accounts	(282,226)	(318,607)

Net trade receivables	$8,705,351	$9,529,377

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

	July 31, 2005	October 31, 2004

Finished goods and spare parts	$5,909,225	$5,320,972
Raw materials	242,275	395,539

	6,151,500	5,716,511
Less- reserve for excess and obsolete inventories	(582,761)	(871,809)

Total inventories, net	$5,568,739	$4,844,702

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	Estimated Useful Lives	July 31, 2005	October 31, 2004

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-10	4,666,470	4,587,485
Software development costs, work-in-process	N/A	5,319,923	7,280,461
Software development costs of components placed into service	3-10	1,668,298	—
Hardware	3-5	589,905	—
Land	—	611,582	611,582
Office furniture	5	1,109,230	1,110,729
Auto	5	384,278	237,176
Other	3-7	554,265	546,253

Total property, plant and equipment		17,301,905	16,771,640
Less- accumulated depreciation		(6,807,177)	(6,044,785)

Total property, plant and equipment, net		$10,494,728	$10,726,855

Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $143,125 and $139,140 in interest costs in the nine months ended July 31, 2005 and 2004, respectively.

5.  INCOME TAXES:

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	July 31, 2005	October 31, 2004

Deferred tax assets:
Currently nondeductible reserves	$260,040	$351,059
Accrued liabilities	258,807	393,760
Prepaid service contracts	137,445	163,333
Unamortized cost of service contracts	—	6,842
Other	55,218	80,240

Total deferred tax asset	711,510	995,234

Deferred tax liabilities:
Intangible assets	2,819,109	2,300,008
Depreciation	545,058	343,726
Tax income to be recognized on sales-type lease contracts	52,686	8,518
Other	—	2,936

Total deferred tax liability	3,416,853	2,655,188

Net deferred tax liability	$(2,705,343)	$(1,659,954)

	July 31, 2005	October 31, 2004

Net deferred liability as presented on the balance sheet:
Current deferred tax asset	$684,772	$880,605
Noncurrent deferred tax liability	(3,390,115)	(2,540,559)

Net deferred tax liability	$(2,705,343)	$(1,659,954)

6.  CREDIT AGREEMENTS:

The Company has a revolving credit and term loan agreement with a bank containing three separate notes:  a term loan amortizing over 36 months, a mortgage agreement amortizing over 13 years, and a $7.5 million revolving credit agreement to finance growth in working capital.  The revolving line of credit is collateralized by trade accounts receivable and inventories.  At July 31, 2005 and October 31, 2004, the Company had approximately $2.555 million and $3.850 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $4.9 million available under the revolving line of credit at July 31, 2005.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 28, 2006.  Long-term debt consists of the following:

	July 31, 2005	October 31, 2004

Term loan, payable in monthly installments of $86,524 plus interest, due September 30, 2006 collateralized by all assets of the Company	$1,212,032	$1,990,750
Real estate term note, payable in monthly installments of $14,257 plus interest, due September 30, 2006, collateralized by a first mortgage on the Company’s building	1,910,935	2,039,252

	3,122,967	4,030,002
Less-current maturities	1,209,645	1,209,645

Total long-term debt	$1,913,322	$2,820,357

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 3.52% at July 31, 2005) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 6.25% at July 31, 2005) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At July 31, 2005, the Company was paying 5.375% on the revolving line of credit borrowings, 5.34% on the term loan and 5.09% on the mortgage note.  The credit facility contains several financial covenants common in such agreements, including tangible net worth requirements, limitations on the amount of funded debt to earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.

7.  EXTINGUISHMENT OF EARNOUT CONTINGENCY

As part of the acquisition of the assets of Bluejack, LLC in August, 2004, Bluejack was to receive additional purchase consideration over five years based upon the financial results of the Seattle branch office.  On July 6, 2005, Bluejack agreed to relinquish its rights to the contingent payments in exchange for $50,000 in cash and 100,000 shares of restricted common stock in the Company.  Both the cash and stock were paid immediately upon execution of the agreement and were recorded as additional purchase consideration in accordance with the Company’s previous analysis of these payments under EITF 95-8 “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination”.  The restricted stock given in the transaction carries restrictions against transfer for 2 years as to 50,000 shares, 3 years as to 25,000 shares, and 4 years as to the remaining 25,000 shares.

8.  EARNINGS PER SHARE:

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

	For the Three Months Ended July 31, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$63,540	10,093,628	$0.01

Dilutive effect of stock options		23,084

Diluted EPS
Net income	$63,540	10,116,712	$0.01

	For the Three Months Ended July 31, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$370,725	10,012,135	$0.04

Dilutive effect of stock options		128,823

Diluted EPS
Net income	$370,725	10,140,958	$0.04

	For the Nine Months Ended July 31, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$306,217	10,056,643	$0.03

Dilutive effect of stock options		35,091

Diluted EPS
Net income	$306,217	10,091,734	$0.03

	For the Nine Months Ended July 31, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$1,342,832	10,007,070	$0.13

Dilutive effect of stock options		173,192

Diluted EPS
Net income	$1,342,832	10,180,262	$0.13

Options to purchase 1,122,468 shares of common stock at an average exercise price of $7.17 and 851,300 shares of common stock at an average exercise price of $8.45 were not included in the computation of diluted earnings per share for the three months ended July 31, 2005 and 2004, respectively, because inclusion of these options would be antidilutive.  Options to purchase 1,122,468 shares of common stock at an average exercise price of $7.17 and 801,229 shares of common stock at an average exercise price of $8.65 were not included in the computation of diluted earnings per share for the nine months ended July 31, 2005 and 2004, respectively, because inclusion of these options would be antidilutive.

9.  CONTINGENCIES:

Since August 1, 2003, the Company and the Software & Information Industry Association (“SIIA”) have been engaged in litigation regarding SIIA’s allegation that XETA had used unlicensed software in the conduct of XETA’s business.  This matter is more fully described in the Company’s Annual Report on Form 10-K, which was filed with the Commission on January 19, 2005.  On June 15, 2005, the Company reached an agreement with SIIA and eleven of its members to settle the pending court action.  Under the settlement agreement, none of the parties admitted liability for any claims or causes of action, all pending matters were dismissed, and XETA made a $50,000 payment to the SIIA Copyright Protection Fund.  XETA does not believe that it has any material liability to any SIIA member who was not a party to the settlement agreement and no such member has made any claim against the Company.  The settlement of this matter did not have a material impact on XETA’s results of operations or financial position.

We continue to monitor Phonometrics’ efforts to challenge certain awards of attorneys’ fees against it and to continue to litigate its claims.  A detailed description of the Phonometrics’ cases is contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 filed with the Commission.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements, which are subject to the provisions of the Private Securities Litigation Reform Act of 1995.  These statements include, without limitation, statements concerning: expectations regarding our operating strategy, revenue sources, and operating results; plans for our Nortel and Avaya product lines; and manufacturers’ support programs. These and other forward-looking statements (generally identified by such words as “expects,” “plans,” “believes,” “anticipates” “forecasts,” “predicts,” and similar words or expressions) are not guarantees of performance but rather reflect our current expectations, assumptions and beliefs based upon information currently available to us.  Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties which are difficult to predict and that could cause actual results to differ materially from those projected.  Many of these risks and uncertainties are described under the heading “Outlook and Risk Factors” below.  Consequently, all forward-looking statements should be read in conjunction with the risk factors discussed herein and throughout this report together with the risk factors identified in the Company’s Annual Report on Form 10-K, which was filed on January 18 2005 and Quarterly Reports on Form 10-Q for the quarters ended January 31, 2005 and April 30, 2005, filed on March 4, 2005 and June 6, 2005, respectively.

Overview

Recent Developments.  On July 6, 2005, the Company’s Board of Directors appointed Greg Forrest as XETA’s President and Chief Operating Officer.  Mr. Forrest joined the Company in 2004 upon the Company’s acquisition of the assets of Bluejack Systems, LLC (“Bluejack”), a Seattle, Washington based dealer of Nortel Corporation (“Nortel”) products in which Mr. Forrest was the principal owner.  Since the acquisition until his appointment as President and COO, Mr. Forrest served as the Director of Sales of the Company’s Seattle branch office.  Jack Ingram, the Company’s previous President, remains as Chairman and CEO of the Company.

Strategy.  We sell communications solutions to national and local business clients and the hospitality industry by providing leading technology equipment and software, design, project management, installation, and after-implementation service support.  Our solutions include new-generation, converged communications systems primarily developed by Avaya, Inc. (“Avaya”) and Nortel.  These systems utilize packet-switching technology to transmit both voice and data over the same network to reduce costs, improve the productivity of mobile end-users, and integrate data from the communications systems into the customer’s other networked applications.

We have been an established Avaya dealer for many years and most of our systems sales in the periods presented consist of Avaya products.  To increase our market penetration, we became a Nortel dealer in mid-2004.  We have invested heavily in technical and sales training programs on the Nortel products and have built our Nortel sales force up to the point that we now have approximately the same number of account executives (“AE’s”) who primarily focus on Nortel products as those who primarily focus on Avaya products.

Operating Summary.  Our investment in Nortel sales and technical staff to support our Nortel products strategy has been made with the understanding that our operating profits would suffer in the short-term as we build up a base of Nortel service customers producing consistent service contract and/or time and materials (“T&M”) revenues for us, both of which, we believe, would lead to customer relationships that would drive our systems sales.  We continue to strongly believe in this operating strategy and believe that long-term results will ultimately bear out our enthusiasm.  However, our short-term operating results continue to be only slightly better than break-even and it has taken longer than expected for us to gain the traction in the Nortel market that we need to consistently expand our revenues and profits quarter over quarter.

Our revenues for the third quarter of fiscal 2005 decreased approximately $368,000 or 3% compared to the prior year, consisting of a decrease in systems sales of $406,000 or 6%; a decrease in service revenues of $53,000 or 1%; and an increase of $91,000 or 60% in other revenues.  For the nine month period ended July 31, 2005, our revenues decreased $2.367 million or 5% compared to the same period in the prior year.

This decrease consisted of a decrease in systems sales of $4.259 million or 18%, which was partially offset by increases in service revenues of $971,000 or 5%, and increases in other revenues of $921,000 or 181%.  For both the third quarter and year-to-date periods ended July 31, 2005, our gross margins were 25% compared to 24% in the prior year.  Generally, the gross margins earned on systems sales have improved modestly during fiscal 2005 while our margins on service revenues have declined slightly compared to fiscal 2004.

Overall, our net income was $64,000 in the third quarter of 2005 compared to $371,000 in the third quarter of last year.  Net income for the first nine months of fiscal 2005 was $306,000 compared to $1.343 million for the same period last year.  These declines reflect the significantly reduced incentive payments received from our major equipment suppliers, increased selling expenses in support of our Nortel initiative, and increased amortization cost associated with the implementation of the Oracle software system, and .

Financial Position Summary.    Despite our relatively flat earnings during fiscal 2005, we have improved our financial condition slightly during the year, mainly through continuing to reduce our debt.  Our working capital has increased approximately 12% during the year while our term debt has decreased $907,000 or 23% through scheduled principal payments.  The amount outstanding on our revolving line of credit at July 31, 2005 was $2.555 million, down from $3.850 million at October 31, 2004.

Expectations.  Sales of Avaya systems continue to be our primary source of systems sales revenues.  Our services revenues are primarily derived from our legacy lodging business, installation of new Avaya systems,  and T&M revenues derived from large commercial customers.  These important sources of revenues are expected to continue to be critical to our short-term operating results until we gain more traction in our Nortel equipment and services offerings.  For our operating results to improve, our Nortel-related business must begin showing steady improvement.  Additional risk factors that might affect our short- and long-term results are presented in the “Outlook and Risk Factors” section below and in our most recently filed Form 10-K.

The following discussion presents additional information regarding our financial condition and results of operations for the three and nine months ending July 31, 2005 and should be read in conjunction with our comments above as well as the “Outlook and Risk Factors” section below.

Financial Condition

During fiscal 2005 to date, cash provided by operations was $2.7 million.  These cash flows were generated from $1.2 million in earnings and non-cash charges, $1.6 million in increases in accounts payable, and $813,000 in reductions in accounts receivable.  These increases in cash flows were offset by a $761,000 increase in inventories.  Additional individually immaterial changes in working capital accounts produced a net decrease in cash flows of $116,000.  These cash flows were used primarily to reduce our total debt by $2.2 million or approximately 28%.

Our business is not capital intensive and most capital expenditures relate to maintaining, updating and expanding our technology infrastructure to support our employee base.  We continue to test the functionality of our new Oracle software platform.  This system, when fully implemented, will support all of our operating and financial reporting activities, will condense three existing software platforms down to one, and will provide a long-term solution that will support rapid expansion of our customer base and revenues.  During the first nine months of fiscal 2005, our capital spending on this project was approximately $298,000 and we began implementing specific components of the developed software.  Consequently, we have recorded amortization expense of $257,000 during the first nine months of the year.  We made additional capital expenditures of approximately $263,000 in the nine months ended July 31, 2005, primarily to upgrade existing network infrastructure and to support additional personnel, including technicians who require service vehicles to support their branch service work.

Our total debt at July 31, 2005 was $5.7 million, which consisted of a mortgage on our corporate headquarters building of $1.9 million, a term note of $1.2 million, and $2.6 million outstanding on the working capital revolver.  Payments on the mortgage note are based on a 13-year amortization schedule and the note is due in full or will be refinanced by September 30, 2006.  The term note is secured by the general assets of the Company.  Payments on the term note are based on a three year amortization schedule and it is due and will be amortized in full on September 30, 2006.  Required principal payments on the two notes total $302,000 per quarter.  The credit agreement, which encompasses both the notes discussed above and the line of credit, contains certain financial covenants common in such agreements.  These covenants include tangible net worth requirements, limitations on the amount of funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization, limitations on capital spending, and debt service coverage requirements.  At July 31, 2005, we were in compliance with all the covenants.

The total amount available under the working capital revolver is based on the qualified balances of accounts receivable and inventories and is subject to a maximum of $7.5 million.  At July 31, 2005, there was $4.9 million available for future borrowings under the revolver.

The table below presents our contractual obligations at July 31, 2005 as well as payment obligations over the next five years:

		Payments due by period

Contractual Obligations	Total	Less than 1 year	2 – 3 Years	4 – 5 Years	More than 5 years

Long-term debt	$3,268,398	$1,332,974	$1,935,424	$—	$—
Operating leases	895,235	281,523	416,026	197,686	—

Total	$4,163,633	$1,614,497	$2,351,450	$197,686	$—

Results of Operations

Net income in the third quarter of fiscal 2005 was $64,000 compared to $371,000 for the third quarter last year.  Net income for the nine months ended July 31, 2005 was $306,000 compared to $1.3 million for the first nine months of last year.  The narrative below provides further explanation of these changes.

Systems Sales.  Our systems sales in the third quarter of fiscal 2005 were $6.6 million, a 6% decline compared to the third quarter of last year.  This decline consisted of a $768,000 or 13% decline in sales of systems to commercial customers which was partially offset by a $362,000, or 36% increase in sales of systems to lodging customers.  We continue to be disappointed by the sluggishness of sales to commercial customers and specifically to the lack of traction achieved so far in our initiative to sell Nortel products and services.  The new IP-based products we are currently marketing to this customer segment represent a significant technology shift which we believe is extending sales cycles.  There is also evidence that capital spending on technology is being diverted to other product categories such as security, bandwidth, and network management projects.  We continue to believe that demand for the communications products we sell will expand rapidly at some point in the near future.  However, no assurance can be given when such expansion will begin.  Sales of systems to lodging customers in the third quarter of fiscal 2005 were at historical run-rates with the increase reflecting lower than normal sales in the third quarter of last year.  For the nine months ended July 31, 2005, systems sales were $19.3 million compared to $23.5 million in the prior year.  This decrease consisted of a decrease in systems sales to commercial customers of $4.6 million partially offset by an increase in systems sales to lodging customers of $317,000.  Comparisons to fiscal 2004 revenues are difficult because of several large orders that were shipped in the first quarter of fiscal 2004 producing revenues substantially above run-rates.  In addition, the decline in systems sales reflects continued weakness in demand for communications systems in the general business sector.

Installation and Service Revenues.  Installation and service revenues consist of the following:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,

	2005	2004	2005	2004

Service Center	$5,188,000	$4,865,000	$15,575,000	$14,076,000
Installation & Professional Services	1,444,000	1,727,000	5,357,000	5,512,000
Consulting	—	93,000	—	373,000

Total installation and service revenue	$6,632,000	$6,685,000	$20,932,000	$19,961,000

Revenues earned by our National Service Center (“NSC”) increased 7% in the third quarter and 11% for the year-to-date period.  All of the third quarter increase and approximately 45% of the year-to-date increase in NSC revenues is related to revenues earned from cabling services provided to customers.  This new revenue stream is derived from the expertise we obtained in the Bluejack acquisition which has been successfully leveraged throughout our organization. The remainder of the year-to-date increase relates to gains made in T&M revenues earned from commercial customers, much of which is from customers with Nortel systems.

Our installation and professional services revenues declined in the third quarter and the year-to-date periods reflecting lower commercial systems sales which is typically the primary driver for this revenue stream. Partially offsetting the lower commercial systems sales were revenues earned from a series of installations performed under a multi-location, installation-only, contract with a subcontractor to the Metropolitan Atlanta Rapid Transit Authority (“MARTA”).  Under this contract, another Nortel equipment dealer provided the equipment for a series of upgrades to the MARTA communications network.  XETA was engaged by the subcontractor to provide the installation and training at the various upgrade locations.  The majority of the revenues from the MARTA project were recorded during the second quarter.

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

Gross Margins.  The table below presents the gross margins earned on our primary revenue streams for the three and nine months ended July 31, 2005 and 2004:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,

Gross Margins	2005	2004	2005	2004

Systems sales	27.0%	24.9%	25.7%	23.5%
Installation and service revenues	25.2%	27.8%	26.0%	28.2%
Other revenues	101.5%	62.5%	63.6%	87.2%
Corporate cost of goods sold	-2.4%	-2.5%	-2.4%	-2.3%
Total sales and service revenues	25.1%	24.2%	24.8%	24.1%

The gross margins on our systems sales revenues earned in the third quarter and during the first nine months of fiscal 2005 are within our expectations and reflect the current operating environment for sales of systems in our market.  In the third quarter of fiscal 2005, we enjoyed slightly higher than expected margins due to the shipment of some higher margin large orders and upgrades.  In general however, our gross margins on systems sales have been under pressure for the past two years as a result of changes in manufacturer support programs by our major equipment suppliers.  We believe that these support programs have stabilized, but no assurance can be given that future changes in pricing incentives by our major equipment suppliers will not erode gross margins further.

Our gross margins earned on installation and service revenues continue to run below last year’s levels and below our expectations primarily because of lower than expected installation revenues to cover the relatively fixed cost of our Installation and Professional Services personnel.  Our installation and service gross margins are also lower than expected because of the slower than expected traction of our Nortel service offering.  To support our Nortel initiative, we have added Nortel technical capabilities to our service force.  The cost of those technicians is not yet being fully covered by Nortel-related contract and/or T&M revenues.  For the year-to-date periods our installation and service margins were bolstered by installation revenues from the MARTA project helping to offset the effect of the decrease in lower commercial systems sales and the related installation revenues.

A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold.  Other revenues typically represent sales and cost of goods sold on equipment or services outside our normal provisioning processes and by their nature vary significantly in both sales volume and gross margins earned.  The majority of the revenues recorded in this category in fiscal 2005 represent the sale of

Avaya maintenance contracts for which we earn either a gross profit or commissions from Avaya.  We have no continuing service obligation associated with these revenues and gross profits.  The increase in the gross margins on other revenues in the third quarter reflects recording of adjustments to costs of goods sold on certain Avaya data maintenance contracts sold in prior years.  The amount of the costs were estimated and accrued when the contracts were sold based on our cost estimate.  We are now satisfied that those costs were overestimated and we recorded the corresponding reduction to the cost of goods sold.  Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.  Our total operating expenses increased $512,000 or 19% in the third quarter of fiscal 2005 compared to the third quarter of last year and increased $1.5 million or 17% for the first nine months of fiscal 2005 compared to the same period last year.  These increases reflect increased selling expenses due to increases in our sales force to support our entry into the Nortel market and the loss of certain marketing incentive programs provided by our major equipment suppliers to support specific sales initiatives.  We have invested in experienced sales representatives and sales management to launch our entry into the Nortel equipment market in an effort to drive both Nortel-related systems sales and services revenues.  In addition, our major suppliers have significantly decreased their incentive payments to us which previously helped offset the market development investments and marketing campaigns.  Our G&A costs have increased slightly in fiscal 2005 due to increased costs related to new federally-mandated regulations.  Compliance with these regulations, particularly those associated with Section 404 of the Sarbanes-Oxley Act of 2002, will result in additional expenditures on professional services.  It cannot yet be estimated whether these additional expenditures will be material to our operating results.  A final factor in the increase in operating expenses is increased amortization expense associated with our Oracle implementation project.  In the first quarter of fiscal 2005, we began amortizing the capitalized cost of the project based on the portion of the project which is being used or is ready for use.

Interest Expense and Other Income.  Net interest expense and other income was $18,000 in expense in the third quarter of fiscal 2005 compared to $2,000 in income in the third quarter of fiscal 2004.  For the year to date period ended July 31, 2005, the net other income was $79,000 compared to net other income of $50,000 in the prior year.  By their nature, these income and expense items, except for interest expense, are typically non-recurring and therefore the amounts are often not comparable.  In general, our interest expense is trending lower in fiscal 2005 due to lower overall debt levels.  Other expense or income items typically reflect non-operating and non-recurring costs or receipts.  There have been no material other income or expense items recorded in fiscal 2005.

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

Our belief that demand for communications products will expand rapidly in the near future may not materialize.

We have made a substantial investment in personnel and training on the basis that demand for converged communications systems will expand rapidly in the near future.  However, customers may decide not to invest in converged products at all or may decide to purchase products developed by other suppliers which we do not represent in the market, such as Cisco.  Therefore, there can be no assurance given that our expectations about future demand will be accurate and that our investments, which can be measured primarily by the loss of near-term profitability, will produce a long-term profitable return.

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

Our equipment suppliers have a wide variety of vendor incentive programs to support our sales and marketing efforts.  These incentives have historically been material to our gross margins and our operating expenses.  During 2004, our major equipment supplier curtailed several of these programs and reduced the level of pricing support provided on some individual sales opportunities.  These changes materially and negatively impacted our gross margins and operating expenses.  The impact of these changes has carried over into fiscal 2005, primarily impacting our operating expenses and to a lesser degree our gross margins.   Our vendors continue to tighten the qualifications to capture the incentives.  No assurance can be given that additional changes in the incentive programs that affect both gross margins and operating expenses will not materially and adversely affect our gross margins and operating results.

The technology we sell is highly complex and changes rapidly, increasing our reliance upon the manufacturers for technical assistance and the risk that our inventories on hand will become obsolete.

The communications equipment we sell is highly complex and requires significant technical resources to design, install, and maintain the equipment.  This complexity may require us to rely heavily upon the manufacturers’ technical staff to support the installation and maintenance of systems.  This reliance may result in lower service revenues or lower profit margins earned on our service revenues.  In addition to their complexity, the systems are evolving rapidly as product enhancements are introduced by the manufacturers.  These rapid changes present risks that our inventory on hand will become obsolete, resulting in the need to reduce sales margins to sell the equipment or in direct write-offs in the value of the equipment.

The financial condition of Nortel is uncertain and actions they may take could hurt our operating results.

In recent years, Nortel has endured severe financial difficulties, made significant senior management changes, and until recently, was unable to file its SEC reports in a timely manner.  Recent developments indicate that these financial and accounting difficulties may be subsiding.  However, should these problems persist, there can be no assurance given that Nortel will not take actions to preserve their short-term financial condition which could be detrimental to our operating results or financial condition.  Potential actions might include accepting a takeover bid, severely changing their operating model, or the sale of certain product lines or markets.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates.  We did not use derivative financial instruments for speculative or trading purposes during the three months ending July 31, 2005.

Interest Rate Risk.   We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (3.52% at July 31, 2005) plus 1.25 to 2.75% or the bank’s prime rate (6.25% at July 31, 2005) less 0.0% to minus 1.125%.  A hypothetical 1% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of July 31, 2005 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore, there were no corrective actions taken.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

We continue to monitor Phonometrics’ efforts to challenge certain awards of attorneys’ fees against it and to continue to litigate its claims.  A detailed description of the Phonometrics’ cases is contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 filed with the Commission.

On June 15, 2005, we reached an agreement with the Software & Information Industry Association (“SIIA”) and eleven of its members to settle various claims made by SIIA against us.  Under the settlement agreement, none of the parties admitted liability for any claims or causes of action, all pending matters were dismissed, and we made a $50,000 payment to the SIIA Copyright Protection Fund.  We do not believe that we have any material liability to any SIIA member who was not a party to the settlement agreement and no such member has made any claim against us.  A detailed description of this matter is contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2004 filed with the Commission.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On July 6, 2005, the Company issued 100,000 shares of its common stock to Bluejack Systems, Inc.   These shares were issued in consideration of an agreement by Bluejack and its principal owner, Greg Forrest, to forego the right to receive an earnout for a period of 5 years equal to 32% of the Company’s Seattle Branch’s gross profits less sales expenses, to which Bluejack was entitled under the August 1, 2004 asset purchase agreement between the Company and Bluejack.  The shares carry restrictions against transfer for 2 years as to 50,000 shares, 3 years as to 25,000 shares, and 4 years as to the remaining 25,000 shares.  The shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, based upon the fact that the shares were issued in a private transaction without the use of general solicitation or advertising, to only one investor who the Company had reason to believe is capable of evaluating the merits and risks of an investment in the Company’s stock.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

a)              Exhibits (filed herewith):

SEC Exhibit No.	Description

10	Authorized Distributor Agreement for 2004 between Hitachi Telecom (USA), Inc. and XETA Technologies, Inc.—Refiled pursuant to Rule 24b-2

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certificate of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XETA Technologies, Inc.
(Registrant)

Dated: August 31, 2005	By:	/s/ Jack R. Ingram

Jack R. Ingram
Chief Executive Officer

Dated: August 31, 2005	By:	/s/ Robert B. Wagner

Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

10	Authorized Distributor Agreement for 2004 by and between Hitachi Telecom (USA), Inc. and XETA Technologies, Inc.

Refiled pursuant to Rule 24b-2 to disclose information for which confidential treatment has expired.  OTHER PORTIONS OF THIS EXHIBIT CONTINUE TO BE OMITTED PURSUANT TO THE ORIGINAL REQUEST FOR CONFIDENTIAL TREATMENT.  SUCH PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMISSION WITH THE APPLICATION FOR CONFIDENTIAL TREATMENT.

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