Form 10-K
period 2005-10-31
XETA TECHNOLOGIES INC
filed 2006-01-09
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-16231

XETA Technologies, Inc.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1130045

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1814 West Tacoma Street, Broken Arrow, Oklahoma	74012

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code     (918) 664-8200

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the Nasdaq closing price on April 29, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $23,966,520.

The number of shares outstanding of the registrant’s Common Stock as of December 22, 2005 was 10,178,237.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held April 4, 2006 are incorporated by reference into Part III, Items 10 through 14 hereof.

FORWARD-LOOKING STATEMENTS

     In the discussions under the headings “Business,” “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report, we make forward-looking statements regarding future events and our future performance and results.  These and other forward-looking statements are not guarantees of performance, but rather reflect our current expectations, estimates, and forecasts about the industry and markets in which we operate, and our assumptions and beliefs based upon information currently available to us.  Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “may”, “plans,” “believes,” “intends,” “projects,” “estimates,” and similar words or expressions.  These statements are subject to risks and uncertainties which are difficult to predict or which we are unable to control, including but not limited to such factors as customer demand for advanced communications products, capital spending trends within our market, the financial condition of our suppliers and changes by them in their distribution strategies and support, technological changes, product mix, the ability to attract and retain highly skilled personnel, competition and other risks and uncertainties specifically discussed under the heading “Risk Factors” under Part I of this report.  As a result of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements.  Consequently, investors are cautioned to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

PART I

ITEM 1.  BUSINESS

Development and Description of Business

     XETA Technologies, Inc. (“XETA”, the “Company”, “we”, “us”, or “our”), an Oklahoma corporation formed in 1981, is a leading provider of enterprise-class communications solutions.  We specialize in providing these solutions to multi-location mid-size and large companies throughout the United States.  In addition to selling products to customers, we derive a significant portion of our revenues and gross profits from services provided to our customers.  These services include the installation and maintenance of the systems we sell as well as peripheral products and other voice and/or data networking equipment in use at customer locations.  We provide these services through our nationwide network of Company-employed design engineers and service technicians as well as our 24-hour, 7-days-per-week call center located in our headquarters building in Broken Arrow, Oklahoma.

     Previous to 1999, our business was focused entirely in the vertical market of hospitality customers.  In 1999 we expanded our business into the general commercial market through the acquisition of St. Louis-based U.S. Technologies Systems, Inc. (“USTI”).  Three smaller acquisitions were consummated in fiscal 2000 to expand our geographic and technical capabilities further.  Our initial expansion into the general commercial market was based on the sale and installation of Avaya, Inc., (“Avaya”) products, a product line we have represented since 1998.  In 2003 we added the Nortel Networks Corporation (“Nortel”) product line to our product mix.  To expand our presence in the Nortel market, in 2004 we purchased the assets of Bluejack Systems, LLC (“Bluejack”), a Seattle-based dealer of Nortel products. Both Avaya and Nortel have well-respected products and have transitioned their product lines into server-based systems that work effectively in converged voice and data environments.  All of these products are distributed under nationwide, non-exclusive dealer agreements we have with the manufacturers.  We purchase these products from large distributors who provide additional pricing and volume incentives.

     In fiscal 2005, we continued to pursue our strategy of investing in sales and technical capabilities to expand our Nortel and Avaya revenues.  In fiscal 2004 we began rebalancing our sales and technical forces to be able to effectively represent both product lines in the marketplace.  Significant investments were made over the course of the last two fiscal years to hire sales and technical talent with previous Nortel experience, while at the same time improving the productivity of our existing Avaya-focused sales force.  As a result of our investments in staff and training, we maintain the highest available levels of certifications from both manufacturers and are one of the few dealers in our industry who do so.

     We have also been aggressively expanding our managed services business by marketing our service capabilities to large Nortel customers and to large, national Nortel service providers such as Regional Bell Operating Companies (“RBOCs”), and to Nortel itself.  For example, under an arrangement with an RBOC, the RBOC would possess a customer relationship in the form of a maintenance contract or a time and materials (“T&M”) contract.  To fulfill on its service obligations, the RBOC will engage XETA on a T&M basis as a third-party service provider.  Typically, we are called to take care of service obligations in coverage areas where the RBOC does not have a physical presence or when a uniform nation-wide implementation process is needed to roll out a system upgrade.  During fiscal 2005 we increased our managed services revenues approximately 37% through these types of arrangements and we expect substantial additional growth in this area in fiscal 2006.

     In fiscal 2005 services revenues increased $1.7 million or 7% and our other revenues increased $826,000 or 83%.  These increases were offset by a decrease in our systems revenues of $3.4 million or 11%.  Overall, our total revenues declined $824,000 or 1%.  Our overall gross margins were unchanged at 24.2% in fiscal 2005.  However, investments in our sales force, reduced incentive payments from manufacturers, and increased amortization charges related to our Oracle implementation project combined to reduce our fiscal 2005 pre-tax operating income to $815,000 compared to $2.6 million in fiscal 2004.

     In July, 2005 the Company’s Board of Directors appointed Greg Forrest as our President and Chief Operating Officer.  Mr. Forrest was the owner of Bluejack and served as a Director of Sales over the Company’s Seattle branch office until his appointment as an executive officer.  Jack Ingram, the Company’s previous President, remains as Chairman and CEO of the Company.

Commercial Systems Sales

     We sell a broad range of communications solutions for the general commercial market, including government agencies.  These products include:  IP telephony, unified messaging, and contact management systems.  We sell these systems under dealer agreements with Avaya and Nortel.  Both of these manufacturers hold significant portions of the communications equipment market and have migrated their customer bases from traditional telephony systems to the new IP-based technology platform.  We have been an Avaya dealer since 1998 and a Nortel dealer since 2003.  We receive incentive payments from both manufacturers which offset certain product costs as well as certain sales and marketing expenses.  We purchase these products through major distributors and receive additional price incentives from these distributors.  These incentive payments are material to our business.  We also sell data networking products to the commercial market under non-exclusive dealer agreements with Avaya, Nortel, Cisco Systems Inc., and Hewlett-Packard Company.

     Sales of systems to Commercial customers were $21.4 million in fiscal 2005 compared to $25.9 million and $21.3 million in 2004 and 2003, respectively.  These sales represented 37%, 44%, and 40% of total revenues during fiscal years 2005, 2004, and 2003, respectively.

Hospitality Products

     Communications Systems.  We sell communications systems to the hospitality industry through nationwide, non-exclusive dealer agreements with Avaya and  Nortel.  In addition to most of the features available on the commercial systems above, the systems sold to hospitality customers are equipped with hospitality-specific software, which integrates with nearly all aspects of the hotel’s operations.  We also offer a variety of related products such as voice mail systems, analog telephones, uninterruptible power supplies, announcement systems, and others, most of which also have lodging-specific software features.  Most of these additional products are sold in conjunction with the sale of new communications systems and, with the exception of voice mail systems, are purchased from regional and national suppliers.

     Call Accounting Products.  We market a line of proprietary call accounting products under the Virtual XL® and Virtual XL2™(“VXL”) names.   Introduced in 1998, the VXL is a PC-based system designed to operate on a hotel’s local or wide area network, and if that network is connected to the Internet, the VXL can also be accessed via an Internet connection.  The original VXL was upgraded to a rack-mounted, server-style system in 2004 and is marketed under the name Virtual XL2™.  The VXL systems are our latest technology in a series of call accounting products we have successfully marketed since the Company’s inception.  Many of those earlier products remain in operation at customer locations and are under maintenance contracts with us or generate T&M revenues for us.  These revenues and the related gross profits are material to our business.

     Sales of communications systems and products to the hospitality industry represented 11%, 9% and 12% of total revenues in fiscal 2005, 2004 and 2003, respectively.  Marriott International, Host Marriott, and other Marriott-affiliated companies (“Marriott”) represent a single customer relationship for our Company and are a major customer to our hospitality business.  Revenues earned from sales of hospitality systems sold to Marriott represented 52%, 38%, and 30% of our sales of Hospitality systems in fiscal 2005, 2004, and 2003, respectively.

Services

     We provide nation-wide customer service, project management, professional services, installation and consulting to support our customers.  Our services organization is one of the key differentiators between our competitors and us.  The purchase price of our systems typically includes charges for professional services, project management activities, and installation costs, all of which are reflected as services revenues in our financial statements.

     Our services organization includes our National Service Center (“NSC”) housed at our headquarters in Broken Arrow, Oklahoma.  The NSC supports our managed services customers who have purchased maintenance contracts on their systems, as well as other customers who contract with us on a T&M basis.  We employ a network of highly trained technicians who are strategically located in major metropolitan areas and can be dispatched by the NSC to support our customers in the field or to install new systems.  We also employ design engineers (the Professional Services Organization (“PSO”)) to design voice, data, and converged networks to meet specific customer applications.  Much of the work done by the PSO represents pre-sales work and is often not recovered in revenues, representing a significant investment.  We believe, however, that by hiring the most qualified personnel possible and keeping their talents in-house, we have built a competitive advantage in the marketplace.

     In 2005 we began to aggressively market our managed services capabilities to large, national customers, RBOCs and other large Nortel dealers.  By providing national coverage at competitive hourly rates, the NSC is a valuable resource to many of these larger organizations who do not have sufficient technical or geographic coverage to service their internal or external customers directly.  These services relationships currently fall into three categories:  large Nortel end-users, RBOCs, and Nortel itself.  Many large Nortel end-users have sophisticated in-house capabilities at their headquarters location, but choose to outsource the services provided to other locations in their networks.  Under our managed services program, the NSC is being used in these instances to assist with T&M services and to assist in national roll-outs of system upgrades.  RBOCs are the largest Nortel dealers in the U.S. and as such have large installed bases of customers with Nortel systems.  Similar to large end-users, the RBOCs use the NSC to service customers out of the RBOCs regional service area and/or handle overflow work during peak periods.  Finally, Nortel has maintenance contracts with many large, “Fortune 1000”-type customers.  Nortel outsources much of the on-site service work for these customers to its dealer network.  Late in 2005 the NSC began doing T&M work for Nortel under these circumstances.  Management believes that these relationships will produce significant revenues and gross profits in fiscal 2006.

     For our distributed products, we typically pass on the manufacturer’s limited warranty, which is generally one year in length.  Labor costs associated with fulfilling the warranty requirements are generally borne by us.  For Avaya products that we have sold to non-hospitality customers, we pursue the sale of Avaya’s post-warranty maintenance contracts, for which we earn a commission.  For systems sold to hospitality customers, we sell our own maintenance agreements.  For proprietary call accounting products sold to the hospitality industry, we provide our customers with a limited one-year warranty covering parts and labor.  Subsequent to the expiration of the warranty, we offer after-market service contracts to our hospitality customers under one-year and multi-year service contracts.  The revenues earned from the sale of maintenance contracts are an important part of our business model as they provide a predictable stream of profitable recurring revenue.  We earn a significant portion of our recurring service revenues from hospitality customers who maintain service contracts on their systems.

     Services revenues represented 49%, 45%, and 44% of total revenues for fiscal years 2005, 2004 and 2003, respectively.  Marriott is a significant customer and Services revenues earned from Marriott represented 15%, 15%, and 16% of total Services revenues for fiscal years, 2005, 2004, and 2003, respectively.

Marketing

     We market our products and services primarily through our direct sales force to a wide variety of customers including large national companies, mid-size companies, government agencies, and the hospitality industry.  In addition to our direct marketing effort to customers, a significant aspect of our marketing effort centers on our relationships with Avaya and Nortel.  As a national dealer for both manufacturers, we have certain technical and geographical capabilities that help differentiate us in the marketplace.  We aggressively market these capabilities to Avaya and Nortel.  Both manufacturers utilize us in a variety of ways, from fulfilling certain customer orders to handling entire customer relationships.  We have carefully positioned ourselves as a leading dealer for both manufacturers by building our in-house engineering capabilities, providing nationwide implementation services, and through access to our 24-hour, 7 days-per-week service center.

     Our marketing efforts to the hospitality industry rely heavily on our experience and reputation in that industry.  Over the course of serving this market for more than 20 years, we have built strong long-term relationships with a wide range of personnel (corporate hotel chain personnel, property management officials, industry consultants, hotel owners, and on-site financial and/or operating officers) that are the key decision makers for the purchase of hotel telecommunications equipment.  We have relationships with nearly all hotel chains and major hospitality property management companies.  These relationships are key to our past and future success and our hospitality marketing efforts are targeted at strengthening and deepening those relationships rather than the more broad promotional efforts sometimes employed in our marketing efforts to the commercial sector.

Backlog

     At December 1, 2005 our backlog of orders for systems sales was $2.2 million compared to $1.7 million at the same time last year.  We expect this entire backlog to ship and be recognized as revenue by October 31, 2006.

Competition

     Commercial.  The market for communications systems, applications and services is highly competitive and subject to rapid technological change.  Both Avaya and Nortel have extensive dealer organizations, including nationwide dealers like us, and smaller regionally-focused dealers.  In addition to other Avaya and Nortel dealers, we also face competition from dealers of other large communications equipment suppliers, including Cisco Systems, Inc., Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation, as well as from a number of other companies, some of which focus on particular segments of the market such as customer relationship management.

     Hospitality.  We sell Avaya and Nortel communications systems to the hospitality market, and as such face similar competitive pressures to those discussed above under “Commercial” competition.  However, since the hospitality market is a small niche market, we believe our most effective competitive strengths are the performance and reliability of our proprietary hospitality systems and our high level of service commitment to this niche market.  While we believe that our reputation and nationwide presence contribute significantly to our success in the hospitality market, there can be no assurance given that we will be able to continue to expand our market share in the future.

Manufacturing

     We assemble the Virtual XL® and Virtual XL2™ systems, our proprietary call accounting systems sold exclusively to the hospitality industry.  These systems comprise less than 2% of our total revenues.  We assemble these systems from an inventory of components, parts and sub-assemblies obtained from various suppliers.  These components are purchased from a variety of regional and national distributors at prices that fluctuate based on demand and volumes purchased.  Some components, although widely distributed, are manufactured by a single, usually foreign, source and are therefore subject to shortages and price fluctuations if manufacturing is interrupted.  We maintain adequate inventories of components to mitigate short-term shortages and believe the ultimate risk of long-term shortages is minimal.

     We use outside contractors to assemble our proprietary printed circuit boards that are part of our proprietary call accounting systems.  The components and blank circuit boards are purchased, inventoried, and supplied to the outside contractors for assembly and quality-control testing.  We perform various quality-control procedures, including powering up completed systems and allowing them to “burn in” before being assembled into a final unit for a specific customer location, and performing final testing prior to shipment.

     All of the other products we sell are purchased as finished goods from the manufacturers’ distributors.

Employees

     We employed 314 and 324 employees at December 31, 2005 and 2004, respectively.  There were no part-time employees.

Copyrights, Patents And Trademarks

     We recognize that our reputation for quality products and services gives value to our hospitality products and service offerings names.  Therefore, we place high importance upon protecting such names by obtaining registered trademarks where practicable and appropriate.  We own registered United States trademarks on the following names for use in the marketing of our services and systems: “XETA,” “XPERT,” “XL,” “Virtual XL,” and “XTRAMILE”.  All of these trademarks are registered on the principal register of the United States Patent and Trademark Office.

ITEM 1A.  RISK FACTORS

     Our business and prospects are subject to many risks and uncertainties. The following items are representative of the risks, uncertainties and assumptions that could affect our business, our future performance and the outcome of the forward-looking statements we make.

A key component of our strategy is our focus on the marketing of advanced communications products and applications and related services, including IP telephony systems, and this strategy may not be successful.

     Our operating results may be adversely affected if the market opportunity for advanced communications products, applications and services, including IP telephony systems, does not develop in the ways that we anticipate. Because this market opportunity is in its early stages, we cannot predict whether the demand for advanced communications products, applications, and services, including IP telephony systems, will grow as fast as we anticipate; new technologies may cause the market to evolve in a manner different than we expect; technologies developed by manufacturers that we do not represent may become more accepted or the standard in our industry; or we may fail to achieve a leadership or profitable position as these market opportunities develop.

We are investing significant resources to add Nortel products and services to our product line and our efforts may not produce satisfactory results.

     To extend our market reach and reduce our reliance on Avaya, we added the Nortel product line to our business in 2003.  Since then, we have invested significant financial resources in the hiring and training of personnel to sell, design, install and maintain Nortel products.  To maximize the potential ramp-up of this business, we have purposely sacrificed short-term profitability by increasing selling expenses and services cost of goods sold.  These investments may not produce the revenues and gross profits that we expect.

The financial condition of Nortel is uncertain and actions they may take could hurt our operating results.

     In recent years, Nortel has endured severe financial difficulties, made significant senior management changes, and until recently, was unable to file its SEC reports in a timely manner.  Recent developments indicate that these financial and accounting difficulties may be subsiding.  However, should these problems persist, there can be no assurance given that Nortel will not take actions to preserve its short-term financial condition which could be detrimental to our operating results or financial condition.

Revenues and gross profits earned by hotels from guest calls continue to decline, which may result in hotels canceling their call accounting maintenance agreements with us.

     Primarily because of the increasing use of cell phones by guests, hotels have experienced a rapid decline in their revenues and gross profits earned from long distance and other telephone-related fees.  This development has severely reduced the importance of call accounting systems in hotels and as a result, many of our customers are considering reducing or eliminating their call accounting maintenance contracts with us.  In fiscal 2005 we earned $4.0 million in revenues associated with these maintenance contracts.  The loss of or reduction in these revenues could materially and negatively impact our operating results.

The success of our business depends significantly upon our ability to retain and recruit highly skilled personnel.

     Our ability to attract, train, motivate and retain highly skilled and qualified technical and sales personnel is critical to our success.  Competition for such employees in the rapidly changing telecommunications industry is fierce and will likely intensify as the US economy improves.  As we have transformed our company into an integrated communications solutions provider, we have invested heavily in the hiring and training of personnel to sell and service our new products and service offerings.  If we are unable to retain our skilled employees or to hire additional qualified personnel as needed, it could adversely impact our ability to implement our strategies efficiently and effectively.

The technology we sell is highly complex and changes rapidly, increasing our reliance upon the manufacturers for technical assistance and increasing the risk that our inventories on hand will become obsolete.

     The communications equipment we sell is highly complex and requires significant technical resources to design, install, and maintain.  This complexity may require us to rely heavily upon the manufacturers’ technical staff to support the installation and maintenance of systems.  This reliance may result in lower service revenues or lower profit margins earned on our service revenues.  In addition to their complexity, the systems are evolving rapidly as product enhancements are introduced by the manufacturers.  These rapid changes present risks that our inventory on hand will become obsolete, resulting in the need to reduce sales margins to sell the equipment or in direct write-offs in the value of the equipment.  Any of these results would be detrimental to our profitability.

Our business is directly affected by capital spending trends in the United States and, in particular, market conditions for telecommunications and networking equipment and services.

     Our business is directly affected by capital spending on technology equipment in the U.S.  In periods of slow macro economic growth, companies tend to improve their profitability through cost reductions and reduced capital spending.  Our business is directly and negatively impacted by such actions.

Avaya frequently changes the incentive programs offered to its business partners.  Such changes had a detrimental effect on our financial results for the last three years and could do so again in the future.

     Avaya, like many major manufacturers, provides various financial incentive programs to support increasing the market share, promotion, and sale of its products.  We receive substantial rebates through these incentive programs to offset both costs of goods sold and sales and marketing expenses.  We also receive commissions from Avaya to sell its maintenance contracts.  These amounts are material to our operating results.  Avaya announces changes to these programs at least annually, and in recent years those changes have had a negative impact on the incentive payments we have received.  We expect Avaya to continue to change its rebate programs to encourage its dealers to target certain customer segments, typically small to mid-sized firms, and to avoid certain other customer sets such as large, national customers, which Avaya prefers to serve with its direct sales force.  We expect our business model to be at odds with some of the goals of these incentive programs and, therefore, we expect to continue to experience difficulty in maintaining the level of incentive payments which we enjoyed in prior years.

The introduction of new products could result in reduced revenues, reduced gross margins, reduced customer satisfaction, and longer collection periods.

     We are selling a variety of new, highly complex products that incorporate leading-edge technology, including both hardware and software.  The early versions of these products, which we are selling currently, can contain software “bugs” and other defects that can cause the products to not function as intended.  We will be dependent upon Avaya and Nortel to fix these problems as they occur.  An inability of the manufacturer to correct these problems quickly could result in damage to our reputation, reduced revenues, reduced customer satisfaction, delays in payments from customers for products purchased, and potential liabilities.

Compliance with new corporate governance regulations may require a material increase in our operating expenses.

     We are required to comply with a host of new government-mandated corporate governance and accounting regulations, the most significant of which is section 404 of the Sarbanes-Oxley Act of 2002.  Our compliance with section 404 must be complete by our fiscal year ending October 31, 2007.  At the present time, there is not sufficient information available to determine the significance of the cost of complying with these regulations, except that most estimates available suggest that the fees paid to outside auditors and other accounting professionals will at least double their pre-compliance levels.  However, there are abundant examples in the marketplace of much larger increases in compliance costs and at the present time we cannot predict whether our costs will be material to our overall operating expenses.

Hitachi has ceased manufacturing communications systems for the hospitality market, which has caused some uncertainty with respect to our future relationship with our Hitachi installed base of hospitality customers.

     Hitachi, once one of the leading suppliers of traditional PBX systems to the hospitality market, ceased selling systems for this market in March 2005, but has committed to maintaining an adequate supply of parts for its installed systems for the next ten years.  We have many long-time hospitality customers with significant portfolios of Hitachi systems in their hotels.  We have several hundred Hitachi systems under service contract producing recurring contract revenues and gross profits for our business.  Over the next ten years, all of these customers will have to transition their communications systems to new platforms presenting a risk to us that another vendor will be selected.  While this risk also presents us with an opportunity to sell new systems to our existing Hitachi customers, no assurance can be given that Hitachi’s decision will not negatively impact our financial results in the future.

We are connecting our products to our customers’ computer networks and problems with the implementation of these products could cause disruption to our customers’ entire operations.

     Unlike traditional stand-alone voice systems, our new IP-based products typically are connected to our customers’ existing local and wide area networks.  While we believe the risk of our products disrupting other traffic or operations on these networks is low, such problems could occur, which could cause significant disruption to our customers’ operations.  These disruptions, in turn, could result in reduced customer satisfaction, delays in payments from customers for products purchased, damage to our reputation, and potential liabilities.

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

     We sell communications systems under dealer agreements with Avaya and Nortel.  We are a major dealer for both manufacturers and consider our relationship with both to be good.  Nevertheless, if our strategic relationship with these manufacturers were to be terminated prematurely or unexpectedly, our operating results would be adversely impacted.  Furthermore, these agreements require that we meet certain volume commitments to earn the pricing structure provided in the dealer agreements.  Failure to meet these requirements could cause material adverse consequences to our gross margins and overall operating results.

We are dependent upon a few suppliers.

     Our growth and ability to meet customer demand depends in part on our capability to obtain timely deliveries of products from suppliers.  Both Avaya and Nortel utilize a two-tier distribution model in which a few third-party companies (super distributors) distribute their products to their respective dealer communities.  In the case of one such distributor, they distribute both Avaya and Nortel products.  The limited amount of distribution available for each of these product lines increases our risk of interruptions in the supply of products in the future.

We are faced with intense competition and rapidly changing technologies in the industry and market in which we operate.

     The market for our products and services is highly competitive and subject to rapidly changing technologies.  As the industry itself evolves and new technologies and products are introduced into the marketplace, new participants enter the market and existing competitors seek to strengthen their positions and expand their product/service offerings.  There has been a trend toward industry consolidation, which can lead to the creation of stronger competitors who may be better able to compete as a sole-source vendor for customers.  While we believe that through the transformation and expansion during the last few years, we are well-positioned to compete effectively in the marketplace, our failure to maintain or enhance this position could adversely affect our business and results of operations.

We might have to record a significant goodwill impairment loss in the event our business was to suffer a severe decline.

     Under SFAS 142, we are required to evaluate the fair value of each of our reporting units annually and determine if the fair value is less than the carrying value of those reporting units, and if so, an impairment loss is recorded in our statement of operations.  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  It is likely that if our financial results were to decline substantially and if macroeconomic conditions eroded, we would have to record a non-cash impairment loss in our statement of operations.

If our business grows significantly over the next three years, the successful completion of our Oracle implementation project will be critical to our ability to effectively and efficiently operate our business in the future; implementation of the system will significantly increase our amortization expense.

     Once our business exceeds $100 million in revenues, it will be increasingly important that we have the necessary information to make informed decisions and implement those decisions quickly and effectively.  We have been working on a major upgrade to our technology infrastructure and information systems to consolidate our critical legacy systems from four down to one.  Due to constraints that we have imposed on capital spending, we have purposely slowed down the development of this system.  Furthermore, at our current revenue and activity levels, conversion to this new system is not critical to our near-term success.  However, we believe it is prudent to proceed with the conversion while our revenues are at these lower levels in anticipation of future growth, which we believe will require upgraded and consolidated technology infrastructure.  While we are taking great care to properly plan this implementation and to test the solution fully prior to the conversion, there can be no guarantees given that the conversion will not disrupt our operations.  We recognized $348,000 in amortization expense in fiscal 2005 reflecting the fact that certain functions of the system are available for use, and are being used.  When fully implemented, we estimate that this annual amortization expense will increase to $1.1 million per year.  Although a non-cash charge, this expense will have a material, negative impact on the operating results of the Company.

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

     Our corporate headquarters and NSC are located in northeastern Oklahoma, a region known to be part of “tornado alley”.  A significant natural disaster, such as a tornado, could have a material adverse impact on our business, operating results, and financial condition.  In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, hacking, and similar disruptions from unauthorized tampering of our computer systems. Any such event could also cause a material adverse impact on our business, operating results, and financial condition.  In addition, acts of war or acts of terrorism could have a material adverse impact on our business, operating results, and financial condition.  The continued threat of terrorism and heightened security and military response to this threat, or any future acts of terrorism, may cause further disruption to our economy and create further uncertainties.  To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the assembly or shipment of our products, our business, operating results, and financial condition could be materially and adversely affected.

We may be subject to infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling certain products and services.

     Third parties, including customers, may assert claims or initiate legal action against our manufacturers, suppliers, customers or us, alleging that the products we sell infringe on another’s proprietary rights.  Regardless of the merit of a claim, these types of claims can be time-consuming, expensive, and/or require us to enter into costly license agreements.  In some instances, a successful claim could prevent us from selling a particular product or service.  We have not conducted patent searches on the third party-products we distribute to independently determine whether they infringe upon another’s proprietary rights; nor would it be practical or cost-effective for us to do so.  Rather, we rely on infringement indemnities given to us by the manufacturers of the equipment we distribute.   However, because these indemnities are not absolute and in some instances have limits of coverage, no assurance can be given that in the event of an infringement claim, our indemnification by the equipment manufacturer will be adequate to hold us harmless or that we will even be entitled to indemnification by the equipment manufacturer.

     If any infringement or other intellectual property claim is brought against us and is successful, whether it is based upon a third-party manufacturer’s equipment that we distribute or upon our own proprietary products, our business, operating results and financial condition could be materially and adversely affected.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

     Not Applicable.

ITEM 2.  PROPERTIES

     Our principal executive offices and the NSC are located in a 37,000 square foot, Company-owned, single story building located in a suburban business park near Tulsa, Oklahoma.  This facility also houses a warehouse and assembly area.  The building is located on a 13-acre tract of land.  The property is subject to a mortgage held by Bank of Oklahoma, NA to secure our credit facility.

     Our commercial channel shipping operations are primarily located in a leased facility near St. Louis, Missouri.  In addition to the warehouse, this facility houses sales staff, technical design, professional services, and installation support personnel.   Our Seattle branch office is located in leased office space in Bellevue, Washington, a suburb of Seattle.  This facility houses sales and technical personnel.

     We also lease other office space throughout the U.S. for sales, consulting, and technical staff and have informal office arrangements with our regional technicians to allow for some storage of spare parts inventory.

ITEM 3.  LEGAL PROCEEDINGS

     Since 1994, we have been monitoring numerous patent infringement lawsuits filed by Phonometrics, Inc., a Florida company, against certain telecommunications equipment manufacturers and hotels who use such equipment.  While we were never named as a defendant in any of these cases, several of our call accounting customers were named defendants and notified us that they would seek indemnification under the terms of their contracts with us. Because there were other equipment vendors implicated along with us in the cases filed against our customers, we have never assumed the outright defense of our customers in any of these actions.  In October 1998, all of the cases filed against the hotels were dismissed by the court for failure to state a claim.  Phonometrics appealed these rulings over the course of several years but lost on the merits.  A final order dismissing the cases with prejudice was entered in November 2002, and the defendant hotels have been awarded attorney fees and costs, and in some cases sanctions, against both Phonometrics and/or its legal counsel.  Phonometrics continues to dispute the amount of fees awarded in some cases, and this issue continues to be litigated by Phonometrics.   Appeals by Phonometrics on the award of attorneys fees and sanctions are currently pending in the United States Court of Appeals for the Federal Circuit.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are set forth below.  There is no family relationship between any of the named persons.

Name and Age	Positions With Company

Jack R. Ingram	Chairman of the Board and Chief Executive Officer
Age 62

Greg D. Forrest	President and Chief Operating Officer
Age 44

Robert B. Wagner	Chief Financial Officer, Secretary, and Treasurer
Age 44

Larry N. Patterson	Executive Director of Operations
Age 49

     Mr. Ingram has been our Chief Executive Officer since July 1990.  He also served as our President from July 1990 until August 1999 and from June 2001 until July 2005.  He has been a Director since March 1989.  Mr. Ingram’s business experience prior to joining XETA was concentrated in the oil and gas industry. Mr. Ingram holds a Bachelor of Science Degree in Petroleum Engineering from the University of Tulsa.

     Mr. Forrest has been our President and Chief Operating Officer since July 2005.  Previously, he was a Director of Sales over our Seattle branch sales and service operations.  Mr. Forrest joined XETA in August, 2004 upon the acquisition of Bluejack, of which he was the founder, owner, and CEO.  Prior to founding Bluejack, Mr. Forrest founded and operated several fast-growing companies in the telecommunications, clothing and commercial interior industries, including Bluejack Systems, LLC.  He attended the University of Washington.

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

	2005		2004

	High	Low	High	Low

Quarter Ending:
January 31	$3.74	$2.76	$6.47	$5.40
April 30	3.98	2.90	7.12	5.40
July 31	3.60	2.70	5.57	4.00
October 31	2.89	2.07	4.27	3.38

     We have never paid cash dividends on our Common Stock.  Payment of cash dividends is dependent upon our earnings, capital requirements, overall financial condition and other factors deemed relevant by the Board of Directors.  Currently, we are prohibited by our credit facility from paying cash dividends.

     As of December 29, 2005, the latest practicable date for which such information is available, we had 177 shareholders of record, and approximately 3,668 shareholders who hold their stock in brokerage accounts.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number or securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	538,172		$7.64	773,233
Equity compensation plans not approved by security holders	620,000	(1)	$6.44	0
Total	1,158,272		$7.00	773,233

(1)

All of these options were granted as part of an initial compensation package to several different officers upon their hiring.  These options generally vested or were earned over periods ranging from one to three years, and are exercisable for a period of ten years from the date of grant or date earned.

ITEM 6.  SELECTED FINANCIAL DATA

For the Year Ending October 31,	2005	2004	2003	2002	2001

	(Amounts in thousands, except per share data)
Results of Operations
Systems sales	$27,943	$31,341	$27,550	$27,852	$52,028
Services	28,241	26,493	23,339	25,390	33,105
Other revenues	1,819	993	1,792	498	921

Net Sales and Services Revenues	58,003	58,827	52,681	53,740	86,054

Cost of equipment sales	20,978	23,914	19,622	21,384	36,261
Services costs	20,919	19,120	16,548	18,803	23,616
Cost of other revenues & corporate COGS	2,073	1,530	2,193	1,956	2,759

Total Cost of Sales	43,970	44,564	38,363	42,143	62,636

Gross Profit	14,033	14,263	14,318	11,597	23,418
Operating expenses	13,275	11,652	11,210	10,459	16,069

Income from operations	758	2,611	3,108	1,138	7,349
Interest and other income (expense)	57	32	(545)	309	(1,623)

Income before taxes	815	2,643	2,563	1,447	5,726
Provisions for taxes	321	1,035	1,005	569	2,245

Net Income	$494	$1,608	$1,558	$878	$3,481

Earnings per share – Basic	$0.05	$0.16	$0.16	$0.09	$0.38
Earnings per share – Diluted	$0.05	$0.16	$0.16	$0.09	$0.36
Weighted Average Common Shares Outstanding	10,087	10,009	9,828	9,375	9,061
Weighted Average Common Share Equivalents	10,117	10,157	9,999	9,866	9,698

As of October 31,	2005	2004	2003	2002	2001

Balance Sheet Data:
Working capital	$5,480	$4,465	$4,204	$8,580	$11,214
Total assets	57,019	53,556	50,673	59,384	67,285
Long term debt, less current portion	1,697	2,820	4,030	11,565	14,853
Shareholders’ equity	37,098	36,304	34,611	32,521	31,197

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     In fiscal 2005 we continued our strategies of rebalancing our sales efforts to support both the Avaya and Nortel product lines and to expand our services business.  To execute this strategy, we continued to invest heavily in our sales department and technical forces.  Over the past two years, we have increased our sales expenses to hire new personnel with experience selling Nortel products and to increase sales management to provide more accountability for revenue production.  Similarly, in the services area we have acquired more technical expertise to support our Nortel service initiatives and to support certain geographical areas.  These investments have been made with our long-term future in mind as we believe that it is important to quickly establish ourselves as a leading provider of enterprise-class communications solutions while this market continues to develop.  These investments, coupled with flat revenues, reduced vendor incentives, and increased amortization and support costs associated with our technology infrastructure, produced lower income from operations in fiscal 2005.  However, we believe we are on the right course to produce above-market, sustainable and profitable revenue growth in the future.

     In July 2005 Greg Forrest was named President and Chief Operating Officer of the Company.  Jack Ingram remains Chairman and Chief Executive Officer.  Since Mr. Forrest’s appointment, the Company has focused heavily on revenue growth by establishing new structures and processes to support our existing sales organization and enable organic growth.  Additionally, we have focused on selling services.  This initiative, which is part of our “managed services” line of business, began to produce revenues in the fourth fiscal quarter and will continue to be a major emphasis in fiscal 2006.  As part of the Managed Services initiative, we have begun to earn services revenues from major Nortel customers who need a nationwide vendor to provide on-site assistance for non-telephony communications, networking, and other technology related projects.  By positioning the Company as on-site “hands and eyes” for these large customers, we are able to expand the range of services we can perform for them beyond telephony.  Typically, these additional services, such as checking or upgrading security systems, fax machines, and networking components are performed at the direction of the customer’s in-house technical experts and may not require specific technical education beyond a basic understanding of wiring and technology.

     We continue to be very optimistic about our long-term prospects.  IP-based communications systems continue to gain market acceptance, the market for software applications to run on these systems is rapidly developing, and we believe we are well positioned in this market to be successful.  In addition to selling products and related software applications, we believe our services business will continue to grow more rapidly than will our systems sales.  We believe the initiatives discussed above represent substantial opportunities for new services growth independent of the growth in services that naturally follows from sales of systems to customers.

     The discussion that follows provides more details regarding the factors and trends which affected our financial results, liquidity, and capital resources in fiscal 2005 when compared to the previous year.

Results of Operations

Year ending October 31, 2005 compared to October 31, 2004.

     Net revenues for fiscal 2005 were $58.0 million compared to $58.8 million in fiscal 2004, a 1% decrease.  Net income for fiscal 2005 was $0.494 million compared to $1.6 million in fiscal 2004.  Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2005.

     Systems Sales.  Sales of systems and equipment were $27.9 million in fiscal 2005 compared to $31.3 million in fiscal 2004.  These results include sales of systems to Commercial customers of $21.4 million in fiscal 2005 compared to $25.9 million in fiscal 2004 and sales of systems to Hospitality customers of $6.6 million in fiscal 2005 compared to $5.0 million in fiscal 2004.  The decline in sales of systems to Commercial customers reflects the fewer number of large projects we received in fiscal 2005 compared to the prior year.  Most of these larger projects were recognized as revenues in the first quarter of fiscal 2004 and 70% of the decline in systems sales to Commercial customers occurred in that quarter.  In the fourth quarter of the fiscal year, our systems sales to Commercial customers had recovered to fourth quarter fiscal 2004 levels, reflecting both improved sales of Avaya systems and increased traction in our Nortel systems sales initiatives.  The 24% improvement in year-over-year sales of systems to Lodging customers reflects improved financial conditions in that vertical market and significantly increased new construction activity by our largest customer in that segment.

     Based upon the improvements we began to see in the fourth fiscal quarter, we believe that our sales of Nortel systems will continue to improve in fiscal 2006.  Also, at the end of fiscal 2005 we expanded our Avaya sales force to resume expansion of that product line as well.

     Services.  Revenues earned from service related activities were $28.2 million in fiscal 2005 compared to $26.5 million in fiscal 2004.  This increase consisted of increases in revenues from services provided by both the NSC and our installation department.  The revenues earned by the NSC reflect higher sales of T&M services as discussed above, as well as higher revenues earned from cabling services sold during the year.  As part of our acquisition of Bluejack in fiscal 2004, we launched a national cabling initiative to increase the market awareness of our capabilities in this area.  These efforts were very successful and increases in cabling revenues represented approximately 28% of the total increase in services revenues in fiscal 2005.  The other major component of our NSC revenues is our maintenance contract base.  Revenues earned from maintenance contracts represented approximately 52% of total Services revenues and was relatively unchanged from the previous year.

     Despite experiencing lower sales of systems during fiscal 2005, our installation services revenues were flat during the year.  This was due to an installation contract we received at the beginning of the fiscal year to install a series of systems for the Metropolitan Transit Authority of Atlanta (“MARTA”) and due to improved sales of systems to lodging customers.  Under the MARTA contract, we were engaged as a subcontractor to perform a series of installations of equipment upgrades to the MARTA communications network and provide training at the various upgrade locations.  The majority of the services revenues from the MARTA project were recorded during the second quarter.  There were no equipment revenues recorded by us under this contract as another dealer won that portion of the MARTA contract.  As such, the MARTA contract represents an example of how we are positioning the services segment of our business to be less dependent on systems sales revenues to generate revenue growth.  We believe that there is a substantial market available to earn revenues from installation related activities unrelated to sales of systems to our customers.  Most of these installation opportunities would likely be Nortel related products.

     Gross Margins.  Gross margins were 24.2% in fiscal 2005 and in fiscal 2004.

     Gross margins on systems sales were 24.9% in fiscal 2005 compared to 23.7% in fiscal 2004.  This 1.2 point increase in gross margins on systems sales was achieved through careful focus and controls around contract acceptance and margin reviews and a mix of fewer large, low-margin projects.  These factors more than offset the continued tightening of cost of goods sold rebate programs by our major vendors, primarily Avaya.  In fiscal 2004 these programs, in which we receive rebates against our cost of goods sold for selling specific products, represented 3.6 points of margin improvement on systems sales.  In fiscal 2005, these rebates represented only 1.9 points of margin enhancement, a 47% decrease.  We believe that despite a highly competitive market, we can hold our gross margins on systems sales relatively stable, subject to various mix factors.  However, we can give no assurance regarding possible changes in the cost of goods sold rebate programs that could either improve or further erode our margins.

     The gross margins earned on services revenues were 25.9% in fiscal 2005 compared to 27.8% in fiscal 2004.  This decrease reflects (i) our continued investment in hiring and training technical personnel for our Nortel initiative, (ii) higher materials costs to support our installed base of customers under maintenance contracts, and (iii) a higher usage of third-party service providers to support some of our managed services initiative.  We are continuing to build up our technical competencies to install and support the products we sell.  This includes hiring some new technical personnel; replacing some existing personnel with higher-priced certified staff; and additional training of existing staff.  In addition to selling the Nortel product line, we also are working to become more proficient in contact management, unified messaging, and networking applications.  We are also continuing to evaluate the geographic locations of our technical staff and have made reductions in some areas to be able to hire new or additional technical staff in other areas.  In most of those instances, we hire experienced and certified technicians which has led to a slightly higher cost structure.  Additionally, our materials costs were higher to support equipment under customer service contracts in fiscal 2005 than in previous years.  In particular, in the fourth fiscal quarter of 2005 we experienced a string of equipment failures which were covered under our maintenance contracts.  We have no reason to believe this trend will continue into the future.  Finally, we service most of our customer locations through the use of XETA-employed service technicians.  However, to serve remote locations and to maintain an efficient cost structure, we also utilize third-party technical vendors to perform some services for us on a subcontractor basis.  These costs were higher than expected and our service management is reviewing our procedures and staffing plans to more effectively manage the balance between internal and external labor requirements in fiscal 2006.  As a result of growth initiatives in the services area and more effective use of internal personnel, we expect services gross margins to improve in fiscal 2006.

     A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold expenses.  Other revenues represent commissions earned on the sale of manufacturer service contracts and sales and cost of goods sold on equipment outside our normal provisioning processes.  Corporate cost of goods sold represents the cost of our material logistics and purchasing functions.  Corporate cost of goods sold declined 1% in fiscal 2005 compared to fiscal 2004.

     Operating Expenses.  Operating expenses were $13.3 million or 23% of revenues in fiscal 2005 compared to $11.7 million or 20% of revenues in fiscal 2004.  This increase in operating expenses includes:  our investment in sales resources to support the Nortel product line initiative of approximately $600,000, increased corporate expenses of approximately $250,000 related to increases in insurance costs, auditing and legal expenses, and the addition and relocation of a senior executive, reduced marketing incentive payments from our major vendors of $343,000, and increased expenses related to our Oracle implementation project of $455,000.  Most of the increase in the Oracle upgrade project represented an increase in non-cash amortization expense of $348,000.

     Interest and Other Income.  Interest expense consists of interest paid or accrued on our credit facility.  Interest expense declined in fiscal 2005 by approximately $117,000, reflecting lower average debt levels in fiscal 2005.  Also, during fiscal 2005, we capitalized interest costs of approximately $204,000 related to our Oracle implementation project compared to approximately $187,000 in fiscal 2004.  During fiscal 2005, we reduced our term debt by $1.2 million through cash on hand and funds generated from operations.

     Net other income in fiscal 2005 was approximately $171,000 compared to net other income of approximately $263,000 last year.  The primary reason for the change in other income and expense relates to a $100,000 reversal of a legal contingency in 2004.  There was no such unusual item of that magnitude in the current year and the legal matter in question was settled in 2005 for the amount remaining in the accrual.

     Tax Expense.  We have recorded a combined federal and state tax provision of approximately 39% in all years presented.  This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

     Operating Margins.  Our net income as a percent of revenues in fiscal 2005 was 0.8% compared to 2.7% in 2004.  This decrease reflects slightly lower revenues and the increases in operating expenses discussed above.  Our current business model targets an operating margin of 4%.  However, we will have to realize sustained growth in our revenues, both commercial systems revenues and service revenues, and improve the gross margins in our services business to reach this target.

Year ending October 31, 2004 compared to October 31, 2003.

     Net revenues for fiscal 2004 were $58.8 million compared to $52.7 million in fiscal 2003, a 12% increase.  Net income for fiscal 2004 was $1.6 million compared to $1.6 million in fiscal 2003.  Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2004.

     Systems Sales.  Sales of systems and equipment were $31.3 million in fiscal 2004 compared to $27.5 million in fiscal 2003, a 14% increase.  These results reflect improved market conditions (while the overall U.S. economy showed signs of improvement, we continued to see mixed results as technology spending, especially on communications equipment, remained sluggish), and the addition of the Nortel product line in fiscal 2004.  Market acceptance of IP-based telephony and related technologies improved during the year and nearly all new systems sold were either hybrid or IP-based systems.

     Installation and Service Revenues.  Revenues earned from installation and service related activities were $26.5 million for fiscal 2004, a 14% increase over fiscal 2003.  All of our major service revenue streams showed increases in fiscal 2004 over fiscal 2003.  These increases included increases in installation and consulting revenues that were driven by increases in systems sales and increases in revenues from maintenance contracts and services that were driven primarily by the addition of the Nortel product line.

     The 14% increase in systems sales in fiscal 2004 resulted in improved installation, project management and programming revenues, all of which were directly associated with new systems sales.  Our revenues earned from maintenance contracts increased 9% overall, but were mainly fueled by a 132% increase in revenues earned from service contracts with commercial (non-lodging) customers.  This increase was directly related to the addition of the Nortel product line to our business.  We also enjoyed a 27% increase in revenues earned from move, add, and change (MAC) and T&M service activities.  A portion of these revenues were earned from customers who did not have service contracts, but called us regularly for services.  The remaining portion of MAC and T&M revenues were earned from customers who did have service contracts with us, but needed non-covered services performed.

     Gross Margins.  Gross margins were 24.2% in fiscal 2004 compared to 27.2% in fiscal 2003.  While we experienced a decline in gross margins on both systems sales and services, most of the decline in gross margins, 5.1 percentage points, was related to the gross margins on systems sales.

     Gross margins on systems sales were 23.7% in fiscal 2004 compared to 28.8% in fiscal 2003.  The gross margins we earned on systems sales were volatile and were affected by several factors including: 1) product mix; 2) sales to some customers who had pre-negotiated contracts with Avaya, which resulted in lower margins for us; and, 3) variety and changes in our suppliers and manufacturers’ financial incentives to their distributors.  Approximately 2.0 percentage points of the gross margin decline was expected as a result of dropping our exclusive representation of Avaya products to the commercial sector and adding the Nortel product line.  The decrease in gross margins earned on systems sales occurred mostly during our first fiscal quarter and then was relatively stable the remainder of the year.

     The gross margins earned on installation and service revenues were 27.8% in fiscal 2004 compared to 29.1% in fiscal 2003.  This decrease was directly related to the cost of starting up our service offering for the Nortel product line.

     A final component to our gross margins--the margins earned on other revenues and our corporate cost of goods sold expenses--declined 7% in fiscal 2004 compared to fiscal 2003, reflecting management’s continued focus on containment of administrative costs.

     Operating Expenses.  Operating expenses were $11.7 million or 19.8% of revenues in fiscal 2004 compared to $11.2 million or 21.3% of revenues in fiscal 2003.  The decrease in operating expenses as a percent of sales reflects continued focus on controlling administrative costs and an increase in the sales and marketing incentive payments received from manufacturers.

     Interest and Other Income.  Interest expense declined in fiscal 2004 by approximately $243,000, reflecting lower average debt levels in fiscal 2004.  Also, during fiscal 2004 we capitalized interest costs of approximately $187,000 related to our Oracle implementation project compared to approximately $337,000 in fiscal 2003.  During fiscal 2004, we reduced our term debt by $1.2 million through cash on hand and funds generated from operations.

     Net other income in fiscal 2004 was approximately $263,000 compared to net other expense of approximately $71,000 in fiscal 2003.  The primary reason for the change in other income and expense related to the accrual of a contingent liability in 2003 and the partial reversal of that contingency in 2004 as more facts about the matter became available.

     Tax Expense.  We recorded a combined federal and state tax provision of approximately 39% in all years presented.  This rate reflected the effective federal tax rate plus the estimated composite state income tax rate.

     Operating Margins.  Our net income as a percent of revenues in fiscal 2004 was 2.7% compared to 3.0% in 2003.  This decrease reflected lower gross margins earned in fiscal 2004.

Liquidity and Capital Resources

     Our financial condition improved during fiscal 2005 as our working capital grew by 23%, our total assets grew by 6%, and our term debt was reduced by 30%.  These improvements were the result of the $1.5 million in cash flows generated by operations.  These cash flows included cash from earnings and non-cash charges such as depreciation and amortization of $1.5 million.  Other changes in our working capital accounts netted to zero, but included increases in accounts receivable and inventories of $2.1 million and $1.0 million, respectively, both reflecting the growth in our revenues during the last quarter of the fiscal year.  These changes were offset by a $2.4 million increase in accounts payable during the year, also reflecting the increased purchasing activity in the fourth fiscal quarter.  We used these cash flows to fund capital expenditures of $793,000 and to reduce debt by $640,000.  Approximately one-half of our capital expenditures were focused on supporting our Nortel growth initiatives such as acquiring vans for our new branch model operations and acquiring and upgrading computer hardware to support growth in personnel.  The remaining capital expenditures were made to support our Oracle implementation project.  At October 31, 2005 we had capitalized $7.7 million in this project.  We have segregated the cost of this asset into four groups with estimated useful lives of three, five, seven and ten years.  In fiscal 2005 we began amortizing the cost of those portions of the system that were ready for use.  Our operating results for fiscal 2005 include $348,000 in amortization expense related to the project.

     At October 31, 2005 the balance on our working capital revolver was $4.39 million, leaving $3.11 million available for additional borrowings.  We believe that this available capacity is sufficient for our operating needs for the foreseeable future.  The revolver is scheduled to expire on September 28, 2006, however we expect to renew it for another 12-month period prior to its expiration.  At October 31, 2005, we were in compliance with the covenants of our debt agreements and we consider our relationship with our bank to be good.  In addition to the available capacity under our working capital line of credit, we believe we have access to a variety of capital sources such as additional bank debt, private placements of subordinated debt, and public or private sales of additional equity.  However, there are currently no plans to issue such securities.

     The table below presents our contractual obligations at October 31, 2005 as well as payment obligations over the next five fiscal years:

		Payments due by period

Contractual Obligations	Total	Less than 1 year	2 – 3 years	4 – 5 years	More than 5 years

Long-term debt	$3,034,822	$1,141,729	$483,839	$1,409,254	$—
Operating leases	814,028	252,885	413,820	147,323	—
Total	$3,848,850	$3,171,619	$413,820	$147,323	$—

Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (“SFAS No. 153”). This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between generally accepted accounting principles (“GAAP”) in the US and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends Accounting Principles Board (“APB”) Opinion No. 29, “Accounting for Nonmonetary Transactions,” (“APB No. 29”) that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Company adopted SFAS No. 153 in the third quarter of fiscal 2005.  There was no impact to the Company’s operating results or financial condition as a result of the adoption of the standard.

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

     Revenue Recognition.  We recognize revenues from sales of equipment based on shipment of the equipment, which is generally easily determined.  Revenues from installation and service activities are recognized based upon completion of the activity and customer acceptance, which sometimes requires judgment on our part.  Revenues from maintenance contracts are recognized ratably over the term of the underlying contract.

     Collectibility of Accounts Receivable.  We must make judgments about the collectibility of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

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

     Goodwill and Other Long-lived Assets.  We have a significant amount of goodwill on our balance sheet resulting from the acquisitions made in fiscal 2000, 2001, and 2004.  We conduct an annual goodwill impairment review on November 1 of each year for the previous year just ended October 31 to determine the fair value of our reporting units.  In fiscal years 2005 and 2004, we engaged an independent valuation consultant to assist us in this review.  In order to make this assessment each year, we prepared a long-term forecast of the operating results and cash flows associated with the major reporting units of our business.  We prepared this forecast to determine the net discounted cash flows associated with each of these units. The value of the discounted cash flows, less bank debt, was then compared to the book value of each of those units.  There is a great deal of judgment involved in making this assessment, including the growth rates of our various business lines, gross margins, operating margins, discount rates, and the capital expenditures needed to support the projected growth in revenues.  In those years in which a valuation consultant was engaged to assist in this evaluation, additional data regarding competitors and market valuations was also examined.  This examination also requires a great amount of subjectivity and assumptions.  Based on the work performed, we determined that the fair value was greater than our carrying value and therefore no impairment had occurred.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Market risks relating to our operations result primarily from changes in interest rates.  We did not use derivative financial instruments for speculative or trading purposes during the 2005 fiscal year.

     Interest Rate Risk.   We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (4.09% at October 31, 2005) plus 1.25 to 2.75% depending on the Company’s funded debt to cash flow ratio or the bank’s prime rate (6.75% at October 31, 2005) less 0.0% to 1.125% also depending on the Company’s funded debt to cash flow ratio.  In an effort to manage the risk associated with variable interest rates, in November 2001 we entered into an interest rate swap to hedge the variability of cash flows associated with variable rate interest payments on amortizing notional amounts of $10.0 million.  The swap agreement expired on November 3, 2004 and was not renewed.  The “pay fixed rates” under the swap agreement was 3.32%.  The “receive floating rates” for the swap agreement was “1-month” LIBOR, resetting monthly.  A hypothetical 10% increase in interest rates would have increased our interest expense by approximately $11,000 in fiscal 2005 and would not have had a material impact on our financial position or cash flows.

PART II

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Xeta Technologies, Inc.

We have audited the consolidated balance sheet of Xeta Technologies, Inc. (an Oklahoma Corporation) and subsidiary as of October 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xeta Technologies, Inc. and subsidiary as of October 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP

December 16, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and
Shareholders of XETA Technologies, Inc.

We have audited the accompanying consolidated balance sheet of XETA Technologies, Inc. (an Oklahoma corporation) and subsidiary as of October 31, 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended October 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XETA Technologies, Inc. and subsidiary as of October 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

Oklahoma City, Oklahoma
December 10, 2004

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	October 31, 2005	October 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$176,688	$141,054
Current portion of net investment in sales-type leases and other receivables	533,114	439,026
Trade accounts receivable, net	11,634,030	9,529,377
Inventories, net	5,650,027	4,844,702
Deferred tax asset, net	727,222	880,605
Prepaid taxes	888,842	6,868
Prepaid expenses and other assets	139,525	230,293

Total current assets	19,749,448	16,071,925

Noncurrent assets:
Goodwill	26,476,245	26,196,806
Intangible assets, net	179,709	217,542
Net investment in sales-type leases, less current portion above	167,399	296,865
Property, plant & equipment, net	10,411,329	10,726,855
Other assets	34,411	46,358

Total noncurrent assets	37,269,093	37,484,426

Total assets	$57,018,541	$53,556,351

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,123,582	$1,209,645
Revolving line of credit	4,394,727	3,850,282
Lease payable	5,303	8,897
Accounts payable	4,847,799	2,452,480
Current unearned services revenue	1,505,609	1,558,510
Accrued liabilities	2,392,846	2,522,343
Other liabilities	—	4,986

Total current liabilities	14,269,866	11,607,143

Noncurrent liabilities:
Long-term debt, less current portion above	1,697,039	2,820,357
Accrued long-term liability	144,100	144,100
Noncurrent unearned services revenue	64,895	140,172
Noncurrent deferred tax liability, net	3,744,704	2,540,559

Total noncurrent liabilities	5,650,738	5,645,188

Contingencies
Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,197,025 and 11,031,575 issued at October 31, 2005 and October 31, 2004, respectively	11,197	11,031
Paid-in capital	12,999,074	12,695,224
Retained earnings	26,332,325	25,837,870
Accumulated other comprehensive income	—	4,554
Less treasury stock, at cost (1,018,788 shares at October 31, 2005 and October 31, 2004)	(2,244,659)	(2,244,659)

Total shareholders’ equity	37,097,937	36,304,020

Total liabilities and shareholders’ equity	$57,018,541	$53,556,351

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended October 31,

	2005	2004	2003

Systems sales	$27,942,695	$31,341,190	$27,549,876
Services	28,241,316	26,492,810	23,338,915
Other revenues	1,819,241	993,431	1,792,512

Net sales and services revenues	58,003,252	58,827,431	52,681,303

Cost of equipment sales	20,978,447	23,914,329	19,621,591
Services costs	20,918,581	19,120,486	16,548,392
Cost of other revenues & corporate COGS	2,072,931	1,529,938	2,192,967

Total cost of sales	43,969,959	44,564,753	38,362,950

Gross profit	14,033,293	14,262,678	14,318,353

Operating expenses
Selling, general and administrative	12,889,802	11,569,185	11,030,671
Amortization	385,591	82,485	180,000

Total operating expenses	13,275,393	11,651,670	11,210,671

Income from operations	757,900	2,611,008	3,107,682
Interest expense	(113,523)	(230,819)	(473,979)
Interest and other income (expense)	171,078	262,861	(71,139)

Total interest and other income (expense)	57,555	32,042	(545,118)
Income before provision for income taxes	815,455	2,643,050	2,562,564
Provision for income taxes	321,000	1,035,000	1,005,000

Net income	$494,455	$1,608,050	$1,557,564

Earnings per share
Basic	$0.05	$0.16	$0.16

Diluted	$0.05	$0.16	$0.16

Weighted average shares outstanding	10,087,279	10,008,507	9,827,884

Weighted average equivalent shares	10,116,694	10,157,372	9,998,670

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003

						Accumulated Other Comprehensive Income (Loss)
	Common Stock		Treasury Stock
					Paid-in Capital		Retained Earnings
	Shares Issued	Par Value	Shares	Amount				Total

Balance-October 31, 2002	10,721,740	$10,721	1,018,788	$(2,244,659)	$12,193,029	$(110,353)	$22,672,256	$32,520,994
Stock options exercised $.001 par value	300,000	300	—	—	74,700	—	—	75,000
Tax benefit of stock options	—	—	—	—	413,952	—	—	413,952
Components of comprehensive income:
Net income	—	—	—	—	—	—	1,557,564	1,557,564
Unrealized gain on hedge, net of tax of $28,050	—	—	—	—	—	43,507	—	43,507

Total comprehensive income								1,601,071

Balance-October 31, 2003	11,021,740	11,021	1,018,788	(2,244,659)	12,681,681	(66,846)	24,229,820	34,611,017
Stock options exercised $.001 par value	9,835	10	—	—	9,535	—	—	9,545
Tax benefit of stock options	—	—	—	—	4,008	—	—	4,008
Components of comprehensive income:
Net income	—	—	—	—	—	—	1,608,050	1,608,050
Unrealized gain on hedge, net of tax of $46,034	—	—	—	—	—	71,400	—	71,400

Total comprehensive income								1,679,450

Balance- October 31, 2004	11,031,575	11,031	1,018,788	(2,244,659)	12,695,224	4,554	25,837,870	36,304,020
Stock options exercised $.001 par value	65,450	66	—	—	24,950	—	—	25,016
Restricted shares issued $.001 par value	100,000	100	—	—	278,900	—	—	279,000
Components of comprehensive income:
Net income	—	—	—	—	—	—	494,455	494,455
Unrealized loss on hedge	—	—	—	—	—	(4,554)	—	(4,554)

Total comprehensive income								489,901

Balance- October 31, 2005	11,197,025	$11,197	1,018,788	$(2,244,659)	$12,999,074	$—	$26,332,325	$37,097,937

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended October 31,

	2005	2004	2003

Cash flows from operating activities:
Net income	$494,455	$1,608,050	$1,557,564

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	710,435	822,300	971,499
Amortization	385,591	82,485	180,000
(Gain) loss on sale of assets	(5,819)	2,465	48,521
Ineffectiveness of cash flow hedge	(12,476)	12,473	—
Provision (reversal) for returns & doubtful accounts receivable	15,263	—	(45,907)
Provision for excess and obsolete inventory	242,730	—	280,431
Change in assets and liabilities, net of acquisitions:
Decrease in net investment in sales-type leases & other receivables	35,378	663,164	135,311
(Increase) decrease in trade account receivables	(2,119,916)	(3,405,570)	3,963,230
(Increase) decrease in inventories	(1,048,055)	959,786	1,906,448
(Increase) decrease in deferred tax asset	153,383	5,147	(293,109)
(Increase) decrease in prepaid expenses and other assets	102,715	172,357	(99,146)
(Increase) decrease in prepaid taxes	(881,974)	(6,868)	1,195,539
Increase (decrease) in accounts payable	2,395,319	(1,810,728)	(2,190,257)
Decrease in unearned revenue	(128,178)	(357,693)	(462,367)
Increase (decrease) in accrued taxes	38,216	(19,918)	96,352
Increase (decrease) in accrued liabilities and lease payable	(133,091)	286,669	(260,861)
Increase in deferred tax liability	1,224,441	542,319	1,190,155

Total adjustments	973,962	(2,051,612)	6,615,839

Net cash provided by (used in) operating activities	1,468,417	(443,562)	8,173,403

Cash flows from investing activities:
Acquisitions, net of cash acquired	(56,015)	(597,791)	—
Additions to property, plant & equipment	(743,009)	(1,059,623)	(1,031,696)
Proceeds from sale of assets	6,161	19,542	2,568

Net cash used in investing activities	(792,863)	(1,637,872)	(1,029,128)

Cash flows from financing activities:
Proceeds from issuance of debt	—	—	1,125
Proceeds from draws on revolving line of credit	23,290,889	30,111,338	16,083,009
Principal payments on debt	(1,209,381)	(1,209,384)	(9,615,089)
Payments on revolving line of credit	(22,746,444)	(26,980,129)	(15,363,936)
Exercise of stock options	25,016	9,545	75,000

Net cash (used in) provided by financing activities	(639,920)	1,931,370	(8,819,891)

Net increase (decrease) in cash and cash equivalents	35,634	(150,064)	(1,675,616)
Cash and cash equivalents, beginning of year	141,054	291,118	1,966,734

Cash and cash equivalents, end of year	$176,688	$141,054	$291,118

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $204,125 in 2005, $187,092 in 2004 and $337,200 in 2003	$124,250	$180,366	$446,786

Cash paid during the period for income taxes	$41,511	$525,881	$132,011

Non-cash financing activities - Issuance of restricted stock	$279,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2005

1.     BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading provider of enterprise class communications solutions with sales and service locations nationwide, serving business clients in sales, consulting, engineering, project management, installation, and service support.  The Company sells products that are manufactured by a variety of manufacturers including Avaya Inc. (“Avaya”) Nortel Networks Corporation (“Nortel”), and Spectralink Corporation.  In addition, the Company provides XETA-manufactured call accounting systems to the hospitality industry.  XETA is an Oklahoma corporation.

During fiscal 2003 U.S. Technologies Systems, Inc. (“USTI”) was merged into XETA for tax purposes.  There was no impact on the Company’s financial statements.  Formerly, USTI was a wholly-owned subsidiary of XETA, which was purchased on November 30, 1999 as part of the Company’s expansion into the commercial market.  Xetacom, Inc., is a wholly-owned dormant subsidiary of the Company.

Cash and Cash Equivalents

Cash and cash equivalents consist of money-market accounts and commercial bank accounts.

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

Revenue Recognition

The Company earns revenues from the sale and installation of communications systems, the sale of maintenance contracts, and the sale of services on a time-and-materials (“T&M”) basis.  The Company typically sells communications systems under single contracts to provide the equipment and the installation services; however, the installation and any associated professional services and project management services are priced independently from the equipment based on the market price for those services.  The installation of the systems sold by the Company can be outsourced to a third party either by the Company under a subcontractor arrangement or by the customer under arrangements in which vendors bid separately for the provision of the equipment from the installation and related services.  Emerging Issues Task Force (“EITF”) Issue  No. 00-21 “Revenue Arrangements with Multiple Deliverables” (“EITF 00-21”) addresses certain aspects of accounting by a vendor for arrangements with multiple revenue-generating elements, such as those including products with installation.  Under EITF 00-21, revenue is recognized for each element of the transaction based on its relative fair value.  The revenue associated with each delivered element should be recognized separately if it has stand-alone value to the customer, there is evidence of the fair value of the undelivered element, the delivery or performance of the undelivered element is considered probable and performance is substantially under the Company’s control and is not essential to the functionality of the delivered element.  Under these guidelines, the Company recognizes systems sales revenue upon shipment of the equipment and installation services revenues upon completion of the installation of the system.

Service revenues earned from maintenance contracts are recognized ratably over the term of the underlying contract on a straight-line basis.  Revenues earned from services provided on a T&M basis are recognized as those services are provided.  The Company recognizes revenue from sales-type leases as discussed below under the caption “Lease Accounting.”

Shipping and Handling Fees

In accordance with Emerging Issues Task Force Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” freight billed to customers is included in net sales and service revenues in the consolidated statements of operations, while freight billed by vendors is included in cost of sales in the consolidated statements of operations.

Accounting for Manufacturer Incentives

The Company receives various forms of incentive payments, rebates, and negotiated price discounts from the manufacturers of the products they sell.  Rebates and negotiated price discounts directly related to specific customer sales are recorded as a reduction in the cost of goods sold on those systems sales.  Incentive payments that are based on purchasing certain product lines exclusively from one manufacturer (“loyalty rebates”) are also recorded as a reduction in systems cost of goods sold.  Rebates and other incentives designed to offset marketing expenses and certain growth initiatives supported by the manufacturer are recorded as contra expense to the related expenditure.  All incentive payments are recorded when earned under the specific rules of the incentive plan.

Lease Accounting

A small portion (less than 1%) of the Company’s revenues has been generated using sales-type leases.  The Company sells some of its call accounting systems to the hospitality industry under sales-type leases to be paid over three, four and five-year periods.  Because the present value (computed at the rate implicit in the lease) of the minimum payments under these sales-type leases equals or exceeds 90 percent of the fair market value of the systems and/or the length of the lease exceeds 75 percent of the estimated economic life of the equipment, the Company recognizes the net effect of these transactions as a sale.

Interest and other income is primarily the recognition of interest income on the Company’s sales-type lease receivables and income earned on short-term cash investments.  Interest income from a sales-type lease represents that portion of the aggregate payments to be received over the life of the lease that exceeds the present value of such payments using a discount factor equal to the rate implicit in the underlying lease.

Accounts Receivable

Accounts receivable are recorded at amounts billed to customers less an allowance for doubtful accounts.  Management monitors the payment status of all customer balances and considers an account to be delinquent once it has aged sixty days past the due date.  The allowance for doubtful accounts is adjusted based on management’s assessment of collection trends, agings of customer balances, and any specific disputes.  The Company recorded bad debt expense of $15,263 and $0 for the years ended October 31, 2005 and 2004, respectively, and recorded a reversal of the provision for doubtful accounts of $45,907 for the year ended October 31, 2003.

Property, Plant and Equipment

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under certain system service agreements.  Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis.  When assets are retired or sold, the cost of the assets and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in other income.  Maintenance and repair costs are expensed as incurred.  Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $204,000, $187,000, and $337,000 in interest costs in fiscal years 2005, 2004 and 2003, respectively.

Research and Development and Capitalization of Software Production Costs

In the past, the Company developed proprietary telecommunications products targeted at the hospitality industry.  The Company capitalized software production costs related to the product upon the establishment of technological feasibility in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, “Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed,” (“SFAS No. 86”).  Amortization is provided on a product-by-product basis based upon the estimated useful life of the software (generally seven years).  All other research and development costs (including those related to software for which technological feasibility has not been established) are expensed as incurred.  Since the Company’s expansion into the general commercial market in fiscal 1999, the Company has ceased research and development of new products for the hospitality market.

Software Development Costs

The Company applies the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”).  Under SOP 98-1 external direct costs of software development, payroll and payroll-related costs for time spent on the project by employees directly associated with the development, and interest costs incurred during the development, as provided under the provisions of SFAS No. 34, “Capitalization of Interest Costs,” should be capitalized after the “preliminary project stage” has been completed.  Accordingly, the Company capitalized $7.7 million and $7.3 million related to the software development as of October 31, 2005 and 2004, respectively.  The Company has segregated the cost of the developed software into four groups with estimated useful lives of three, five, seven and ten years.  Beginning in fiscal 2005, the Company began implementing the developed software in its business and the operating results for fiscal 2005 include $348,000 in amortization costs calculated based on the estimated useful lives of those functions of the software which are ready for their intended use.

Derivative Instruments and Hedging Activities

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended.  SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value.

Stock-based Compensation Plans

The Company accounts for its stock-based awards granted to officers, directors and key employees using Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees”.  Options under these plans are granted at fair market value on the date of grant and thus no compensation cost has been recorded in the consolidated financial statements.  Accordingly, the Company follows fixed plan accounting. XETA applies the disclosure only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation”.

In December 2002 the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of SFAS No. 123” (SFAS No. 148).  This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure requirements of SFAS No.123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  Until its adoption of SFAS No. 123 (Revised 2004), “Share-Based Payments,” a revision of FASB Statement 123 (“SFAS No. 123R”) as described below, the Company accounted for stock-based employee compensation under the intrinsic value method, an alternative to the fair value method allowed by SFAS No. 123.  Under this alternative method, the Company was only required to disclose the impact of issued stock options, as set forth below, as if the expense had been recorded in the consolidated financial statements.

	For the Year Ended October 31,

	2005	2004	2003

Pro Forma Disclosures:
NET INCOME:
As reported	$494,455	$1,608,050	$1,557,564
Add (deduct): Total stock-based employee compensation recovered (expensed) determined under fair value based method for all awards, net of related tax effects	1,203	(103,583)	(388,628)

Pro forma	$495,658	$1,504,467	$1,168,936

EARNINGS PER SHARE:
As reported – Basic	$0.05	$0.16	$0.16
As reported – Diluted	$0.05	$0.16	$0.16
Pro forma – Basic	$0.05	$0.15	$0.12
Pro forma – Diluted	$0.05	$0.15	$0.12

The fair value of the options granted was estimated at the date of grant using the Modified Black-Scholes European pricing model with the following assumptions: risk free interest rate (3.42% to 5.78%), dividend yield (0.00%), expected volatility (80.50% to 86.64%), and expected life (6 years).

In December 2004 the FASB issued SFAS No. 123R.  This new statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005 and the Company adopted the standard on November 1, 2005.  Because option-holders are fully vested in all outstanding options at the present time, adoption of the new standard did not have a material impact on the Company’s consolidated financial position or results of operations.

Income Taxes

Income tax expense is based on pretax income.  Deferred income taxes are computed using the asset-liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” and are provided on all temporary differences between the financial basis and the tax basis of the Company’s assets and liabilities.

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

Segment Information

The Company has three reportable segments:  commercial system sales, lodging system sales and services.  The Company defines commercial system sales as sales to the non-hospitality industry.  Services represent revenues earned from installing and maintaining systems for customers in both the commercial and hospitality segments.

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and are described in the summary of significant accounting policies.  Company management evaluates a segment’s performance based upon gross margins.  Assets are not allocated to the segments.  Sales to customers located outside of the U.S. are immaterial.

The following is a tabulation of business segment information for 2005, 2004, and 2003:

	Commercial System Sales	Lodging System Sales	Services	Other Revenue	Total

2005
Sales	$21,364,393	$6,578,302	$28,241,316	$1,819,241	$58,003,252
Cost of sales	16,349,218	4,629,229	20,918,581	2,072,931	43,969,959
Gross profit	5,015,175	1,949,073	7,322,735	(253,690)	14,033,293
2004
Sales	$25,897,343	$5,443,847	$26,492,810	$993,431	$58,827,431
Cost of sales	20,180,498	3,733,831	19,120,486	1,529,938	44,564,753
Gross profit	5,716,845	1,710,016	7,372,324	(536,507)	14,262,678
2003
Sales	$21,304,223	$6,245,653	$23,338,915	$1,792,512	$52,681,303
Cost of sales	15,279,565	4,342,026	16,548,392	2,192,967	38,362,950
Gross profit	6,024,658	1,903,627	6,790,523	(400,455)	14,318,353

Recently Issued Accounting Pronouncements

          On December 16, 2004 the FASB issued FASB Statement No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (“SFAS No. 153”). This new standard is the result of a broader effort by the FASB to improve financial reporting by eliminating differences between generally accepted accounting principles (“GAAP”) in the United States and GAAP developed by the International Accounting Standards Board (IASB). As part of this effort, the FASB and the IASB identified opportunities to improve financial reporting by eliminating certain narrow differences between their existing accounting standards. SFAS No. 153 amends APB No. 29, Accounting for Nonmonetary Transactions, that was issued in 1973. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” Previously, APB No. 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. The Company adopted SFAS No. 153 in the third quarter of fiscal 2005.  There was no impact to the Company’s operating results or financial condition as a result of the adoption of the standard.

Acquisitions

On August 1, 2004, the Company acquired substantially all of the assets and liabilities of Bluejack Systems, LLC (Bluejack), a  Seattle, Washington based Nortel dealer.  The Company’s consolidated financial statements include the results of Bluejack’s operations since the date of the acquisition.  The acquisition was made as part of the Company’s entry into the Nortel market and to establish a branch office in Seattle, a significant metropolitan area not previously served by the Company.  Under the terms of the purchase agreement, the Company paid the owner of Bluejack $569,987.  The Company recorded the acquisition according to the provisions of SFAS No. 141, “Business Combinations” (SFAS No. 141).  Under SFAS No. 141, the acquired assets and liabilities were recorded on the Company’s books at their fair value.  Included in the assets acquired was the customer list of Bluejack.  The Company determined that the estimated fair value of the customer list was $227,000 and this amount was set up as a separate intangible asset on the Company’s consolidated balance sheet.  This asset will be amortized over its expected useful life of 6 years.  The remaining $498,000 difference between the cash paid and fair value of the net assets acquired plus approximately $27,000 in direct costs of the acquisition were recorded as goodwill.  For tax purposes, the Company has recorded $1,088,000 in goodwill and other intangible assets, which will be deductible over 15 years on a straight-line basis.  Certain other pro forma disclosures required by SFAS No. 141 have been omitted because they were not material to the Company’s consolidated financial statements.

Under the terms of the purchase agreement, the former owner of Bluejack was to receive additional purchase consideration over five years based upon the financial contribution, as defined, of the Seattle branch office.  In July, 2005, the Company negotiated a purchase of this earn-out.  Under the terms of the buyout, the former owner was paid $50,000 in cash and 100,000 shares of restricted stock.  The restricted stock carries restrictions against transfer for two years as to 50,000 shares, three years as to 25,000 shares and four years as to 25,000 shares.  As a result of these payments, the Company recorded  additional goodwill of $329,000 in the third quarter of fiscal 2005.

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” on November 1, 2001.  Under SFAS No. 142, goodwill recorded as a part of a business combination is not amortized, but instead is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Such impairment tests have been performed by management on November 1, 2005, 2004, and 2003 for the previous year just ended October 31. The results of these assessments have indicated that no impairment has existed in the value of recorded goodwill.  Therefore, no impairment loss has been recognized.

The goodwill for tax purposes associated with the acquisition of USTI exceeded the goodwill recorded on the financial statements by $1,462,000.  The Company is reducing the carrying value of goodwill each accounting period to record the tax benefit realized due to the excess of tax-deductible goodwill over the reported amount of goodwill, resulting from a difference in the valuation dates used for common stock given in the acquisition.  Accrued income taxes and deferred tax liabilities are being reduced as well.  The Company reduced the carrying value of goodwill by $55,576 for the impact of the basis difference for both the years ended October 31, 2005 and 2004.

The changes in the carrying value of goodwill for fiscal 2005 and 2004 are as follows:

	Commercial Systems Sales	Services	Other	Total

Balance, November 1, 2003	$17,566,586	$7,961,744	$198,556	$25,726,886
Amortization of book versus tax basis difference	(41,682)	(13,338)	(556)	(55,576)
Goodwill acquired	368,898	143,460	13,138	525,496

Balance, October 31, 2004	17,893,802	8,091,866	211,138	26,196,806
Amortization of book versus tax basis difference	(41,680)	(13,340)	(556)	(55,576)
Goodwill acquired	235,181	91,459	8,375	335,015

Balance, October 31, 2005	$18,087,303	$8,169,985	$218,957	$26,476,245

Other Intangible Assets

	As of October 31, 2005		As of October 31, 2004

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Software production costs	$1,291,021	$1,291,021	$1,291,021	$1,291,021
Other	402,710	223,001	402,710	185,168

Total amortized intangible assets	$1,693,731	$1,514,022	$1,693,731	$1,476,189

Aggregate amortization expense of intangible assets was $37,833, $124,105, and $220,525 for the years ended October 31, 2005, 2004, and 2003, respectively, which includes $0, $41,620, and $40,525 recorded as interest expense in the consolidated statements of operations for the years ended October 31, 2005, 2004, and 2003, respectively.  The estimated aggregate amortization expense of intangible assets for each of the next five fiscal years is $37,833.

2.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following at October 31:

	2005	2004

Trade receivables	$11,932,173	$9,847,984
Less- reserve for doubtful accounts	298,143	318,607

Net trade receivables	$11,634,030	$9,529,377

Adjustments to the reserve for doubtful accounts consist of the following at October 31:

	2005	2004	2003

Balance, beginning of period	$318,607	$335,541	$345,516
Provision (reversal) for doubtful accounts	15,263	—	(45,907)
Net (write-offs) recoveries	(35,727)	(16,934)	35,932

Balance, end of period	$298,143	$318,607	$335,541

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or weighted-average) or market and consist of the following components at October 31:

	2005	2004

Raw materials	$358,646	$395,539
Finished goods and spare parts	5,831,560	5,320,972

	6,190,206	5,716,511
Less- reserve for excess and obsolete inventories	540,179	871,809

Total inventories, net	$5,650,027	$4,844,702

Adjustments to the reserve for excess and obsolete inventories consist of the following:

	2005	2004	2003

Balance, beginning of period	$871,809	$1,182,380	$786,619
Provision for excess and obsolete inventories	242,730	—	280,431
Adjustments to inventories	(574,360)	(310,571)	115,330

Balance, end of period	$540,179	$871,809	$1,182,380

Adjustments to inventories in 2005, 2004 and 2003 included write-offs of obsolete inventory, corrections of vendor invoices, and adjustments to reduce certain items inventory values to lower of cost or market.

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at October 31:

	Estimated Useful Lives	2005	2004

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-10	4,720,698	4,587,485
Software development costs, work-in-process	N/A	5,410,558	7,280,461
Software development costs of components placed into service	3-10	1,695,370	—
Hardware	3-5	589,905	—
Land	—	611,582	611,582
Office furniture	5	1,114,073	1,110,729
Auto	5	384,278	237,176
Other	3-7	549,613	546,253

Total property, plant and equipment		17,474,031	16,771,640
Less- accumulated depreciation		(7,062,702)	(6,044,785)

Total property, plant and equipment, net		$10,411,329	$10,726,855

5.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31:

	2005	2004

Commissions	$597,811	$618,291
Interest	23,246	21,494
Payroll	554,506	520,397
Bonuses	242,917	306,981
Vacation	580,922	504,585
Other	393,444	550,595

Total current	2,392,846	2,522,343
Accrued long-term liability	144,100	144,100

Total accrued liabilities	$2,536,946	$2,666,443

6.  UNEARNED SERVICES REVENUE:

Unearned service revenue consists of the following at October 31:

	2005	2004

Service contracts	$737,618	$845,550
Warranty service	299,618	320,193
Customer deposits	272,871	229,772
Systems shipped but not installed	153,748	115,413
Other	41,754	47,582

Total current unearned revenue	1,505,609	1,558,510
Noncurrent unearned services revenue	64,895	140,172

Total unearned revenue	$1,570,504	$1,698,682

7.  INCOME TAXES:

The income tax provision for the years ending October 31, 2005, 2004, and 2003, consists of the following:

	2005	2004	2003

Current provision (benefit) – federal	$(725,730)	$266,490	$484,930
Current provision (benefit) – state	(95,930)	67,700	97,590
Deferred provision	1,142,660	700,810	422,480

Total provision	$321,000	$1,035,000	$1,005,000

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	Year Ended October 31,

	2005	2004	2003

Statutory rate	34%	34%	34%
State income taxes, net of federal benefit	5%	5%	5%

Effective rate	39%	39%	39%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31 are presented below:

	2005	2004

Deferred tax assets:
Currently nondeductible reserves	$238,379	$351,059
Accrued liabilities	300,255	393,760
Prepaid service contracts	111,771	163,333
Unamortized cost of service contracts	87,972	6,842
Other	—	80,240

Total deferred tax assets	738,377	995,234

Deferred tax liabilities:
Intangible assets	2,992,299	2,300,008
Depreciation and sale of assets	734,394	343,726
Tax income to be recognized on sales-type lease contracts	29,166	8,518
Other	—	2,936

Total deferred tax liabilities	3,755,859	2,655,188

Net deferred tax liability	$(3,017,482)	$(1,659,954)

8.  CREDIT AGREEMENTS:

The Company’s credit facility consists of a revolving credit and term loan agreement with a commercial bank.  This agreement contains three separate notes:  a term loan maturing on September 30, 2006, a mortgage agreement maturing on September 30, 2009 and amortizing based on an 11 year life, and a $7.5 million revolving credit agreement to finance growth in working capital.  The revolving line of credit is collateralized by trade accounts receivable and inventories.  At October 31, 2005 and 2004, the Company had approximately $4.395 million and $3.850 million, respectively, outstanding on the revolving line of credit.  The weighted average interest rate on amounts outstanding under the line of credit during fiscal years 2005 and 2004 was 5.06% and 3.31%, respectively. The Company had approximately $3.1 million available under the revolving line of credit at October 31, 2005.  Advance rates are defined in the agreement, but are generall y at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 28, 2009.  At October 31, long-term debt consisted of the following:

	October 31,

	2005	2004

Term loan, payable in monthly installments of $86,524, due September 30, 2006 collateralized by all assets of the Company	$952,459	$1,990,750
Real estate term note, payable in monthly installments of $14,257, plus a final payment of $1,198,061 on September 30, 2009, collateralized by a first mortgage on the Company’s building	1,868,162	2,039,252

	2,820,621	4,030,002
Less-current maturities	1,123,582	1,209,645

	$1,697,039	$2,820,357

Maturities of long-term debt for each of the years ended October 31, are as follows:

2006	$1,123,549
2007	171,090
2008	171,090
2009	1,354,892

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (“LIBOR”) (which was 4.09% at October 31, 2005) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 6.75% at October 31, 2005) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At October 31, 2005, the Company was paying 6.375% on the revolving line of credit borrowings, 5.864% on the term loan and 5.614% on the mortgage note.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to annual earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.  At October 31, 2005, the Company was either in compliance with the covenants of the credit facility or had received the appropriate waivers from its bank.

9.  DERIVATIVES AND RISK MANAGEMENT:

At October 31, 2004, the Company had an outstanding interest rate swap (“Swap”) in a notional amount of $4.2 million which expired in November 2004.  Under the Swap contract, the Company paid a fixed interest rate of 3.32% and received a variable interest payment based on one-month LIBOR rates.  SFAS No. 133, as amended, governs the accounting for derivative instruments such as Swaps.  Under the provisions of SFAS No. 133, as long as the interest rate hedge is “effective”, as defined in the standard, the Company’s Swap is accounted for by recognizing an asset or liability at fair value with the offsetting entry to other comprehensive income or loss in Company’s stockholders’ equity section.  Accordingly, the Company recorded a current liability and accumulated other comprehensive income of $4,554 at October 31, 2004, and recorded $12,473 of ineffectiveness during the year ended October 31, 2004, which is included in interest expense in the consolidated statement of operations.  No material ineffective portion of the interest rate swap existed for 2003.

10.  STOCK-BASED INCENTIVE AWARDS:

In fiscal 2004, the Company’s stockholders approved the “2004 Omnibus Stock Incentive Plan” (“2004 Plan”) for officers, directors and employees.  The 2004 Plan authorizes the grant of up to 600,000 shares of common stock and includes an evergreen feature so that such number will automatically increase on November 1 of each year during the term of the 2004 Plan by three percent of the total number of outstanding shares of common stock outstanding on the previous October 31.  Awards available for issuance under the 2004 Plan include nonqualified and incentive stock options, restricted stock, and other stock-based incentive awards such as stock appreciation rights or phantom stock.  The 2004 Plan is administered by the Compensation Committee of the Board of Directors.  There have been no awards granted under the 2004 Plan.

In fiscal 2000 the Company’s shareholders approved a stock option plan (“2000 Plan”) for officers, directors and key employees.  The 2000 Plan replaced the previous 1988 Plan, which had expired.  Under the 2000 Plan, the Board of Directors, or a committee thereof, determine the option price, not to be less than fair market value at the date of grant, number of options granted, and the vesting period.  Although there are exceptions, generally options that have been granted under the 2000 Plan expire ten years from the date of grant, have three-year cliff-vesting, and are incentive stock options as defined under the applicable Internal Revenue Service tax rules. Options granted under the previous 1988 Plan generally vested 33 1/3% per year after a one-year waiting period.  The following table summarizes information concerning options outstanding under the 2000 and 1988 Plans including the related transactions for the fiscal years ended October 31, 2003, 2004, and 2005:

	Number	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Balance, October 31, 2002	674,740	$7.66
Granted	5,000	$3.00	$1.26
Forfeited	(56,440)	$7.78

Balance, October 31, 2003	623,300	$7.61
Granted	1,500	$6.35	$5.36
Exercised	(9,835)	$0.97
Forfeited	(56,793)	$7.96

Balance, October 31, 2004	558,172	$7.69
Forfeited	(19,900)	$9.03

Balance, October 31, 2005	538,272	$7.64

Exercisable at October 31, 2005	538,272	$7.64
Exercisable at October 31, 2004	330,772	$10.46
Exercisable at October 31, 2003	310,123	$10.55

The Company has also granted options outside the 1988 Plan, 2000 Plan, and 2004 Plan to certain officers and directors.  These options generally expire ten years from the date of grant and are exercisable over the period stated in each option.  The following table summarizes information concerning options outstanding under various Officer and Director Plans including the related transactions for the fiscal years ended October 31, 2003, 2004, and 2005:

	Number	Weighted Average Exercise Price

Balance, October 31, 2003 and 2004	685,400	$5.86
Exercised	(65,400)	0.38

Balance, October 31, 2005	620,000	$6.44

Exercisable at October 31, 2005	620,000	$6.44

Exercisable at October 31, 2004	685,400	$5.86

Exercisable at October 31, 2003	685,400	$5.86

The following is a summary of stock options outstanding as of October 31, 2005:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at October 31, 2005	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at October 31, 2005	Weighted Average Exercise Price

$1.64-1.82	36,504	$1.64	0.27	36,504	$1.64
$3.63-5.79	339,268	$4.04	5.09	339,268	$4.04
$5.81	580,000	$5.81	3.63	580,000	$5.81
$5.85-12.00	32,150	$9.90	4.92	32,150	$9.90
$15.53	40,000	$15.53	4.25	40,000	$15.53
$18.13	130,350	$18.13	4.47	130,350	$18.13

11.  EARNINGS PER SHARE:

All basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period.  A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	For the Year Ended October 31, 2005

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$494,455	10,087,279	$0.05

Dilutive effect of stock options		29,415

Diluted EPS
Net income	$494,455	10,116,694	$0.05

	For the Year Ended October 31, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$1,608,050	10,008,507	$0.16

Dilutive effect of stock options		148,865

Diluted EPS
Net income	$1,608,050	10,157,372	$0.16

	For the Year Ended October 31, 2003

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Basic EPS
Net income	$1,557,564	9,827,884	$0.16

Dilutive effect of stock options		170,786

Diluted EPS
Net income	$1,557,564	9,998,670	$0.16

For the years ended October 31, 2005, 2004, and 2003, respectively, stock options for 1,121,668 shares at an average exercise price of $7.17, 843,017 shares at an average exercise price of $8.40, and 1,193,628 shares at an average exercise price of $7.22, were excluded from the calculation of earnings per share because they were antidilutive.

12.   FINANCING RECEIVABLES:

A small portion of the Company’s systems sales are made under sales-type lease agreements with the end-users of the equipment.  These receivables are secured by the cash flows under the leases and the equipment installed at the customers’ premises.  Minimum future annual payments to be received under various leases are as follows for years ending October 31:

Sales-Type Lease Payments Receivable

2006	$312,413
2007	123,731
2008	38,687

474,831
Less-imputed interest	60,869

Present value of minimum payments	$413,962

13.  MAJOR CUSTOMERS, SUPPLIERS AND CONCENTRATIONS OF CREDIT RISK:

Marriott International, Host Marriott, and other affiliated companies (“Marriott”) represent a single customer relationship for our Company and are a major customer.  Revenues earned from Marriott represented 13%, 10%, and 11% of our total revenues in fiscal 2005, 2004, and 2003, respectively.

The Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions, which in turn may impact the Company’s overall credit risk.  However, the Company sells to a wide variety of customers and, except for its hospitality customers, does not focus its sales and marketing efforts on any particular industry.  Management considers the Company’s credit risk to be satisfactorily diversified and believes that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 2005.

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

14.  EMPLOYMENT AGREEMENTS:

The Company has two incentive compensation plans: one for sales professionals and sales management and one for all other employees.  The bonus plan for sales personnel is based on either gross profit generated or a percentage of their “contribution”, defined as the gross profit generated less their direct and allocated sales expenses.  The Company paid $309,424, $239,200 and $224,907 during 2005, 2004 and 2003, respectively, under the sales professionals’ bonus plan.  The Employee Bonus Plan (“EBP”) provides an annual incentive compensation opportunity for senior executives and other employees designated by senior management and the Board of Directors as key employees.  The purpose of the EBP is to provide an incentive for senior executives to reach Company-wide targeted financial objectives and to reward key employees for leadership and excellent performance.  Those targeted results were not fully achieved in fiscal 2005, 2004 and 2003, however, the Company elected to pay partial bonuses of approximately $150,000, $240,000 and $240,000, respectively.

15.  CONTINGENCIES:

Lease Commitments

Future minimum commitments under non-cancelable operating leases for office space and equipment are approximately $253,000, $212,000, $202,000, $92,000 and $55,000 in fiscal years 2006 through 2010, respectively.

Litigation

On June 15, 2005 the Company settled litigation with Software & Information Industry Association (“SIIA”).  In 2003, SIIA, an association of software publishers, claimed that XETA had violated the Copyright Act, 17 U.S.C. § 501, et seq. by allegedly using unlicensed software in XETA’s business.  In the settlement agreement reached with SIIA and eleven of its members, none of the parties admitted liability for any claims or causes of action, all pending matters were dismissed, and XETA made a $50,000 payment to the SIIA Copyright Protection Fund.  XETA does not believe that it has any material liability to any SIIA member who was not a party to the settlement agreement and no such member has made any claim against the Company.  The settlement of this matter did not have a material impact on XETA’s results of operations or financial position.

Since 1994, the Company has been monitoring numerous patent infringement lawsuits filed by Phonometrics, Inc., a Florida company, against certain telecommunications equipment manufacturers and hotels who use such equipment.  While the Company was never named as a defendant in any of these cases, several of the Company’s call accounting customers were named defendants and notified the Company that they would seek indemnification under the terms of their contracts. Because there were other equipment vendors implicated along with the Company in the cases filed against the Company’s customers, the Company never assumed the outright defense of the customers in any of these actions.  In October 1998, all of the cases filed against the hotels were dismissed by the court for failure to state a claim.  After years of appeals by Phonometrics, all of which were lost on the merits, a final order dismissing the cases with prejudice was entered in November 2002, and the defendant hotels have been awarded attorney fees and costs, and in some cases sanctions, against Phonometrics and/or its legal counsel.  Phonometrics continues to dispute the amount of fees awarded in some cases, and this issue continues to be litigated by Phonometrics in the United States Court of Appeals for the Federal Circuit.

16.  RETIREMENT PLAN:

The Company has a 401(k) retirement plan (“Plan”).  In addition to employee contributions, the Company makes discretionary matching and profit sharing contributions to the Plan based on percentages set by the Board of Directors.  Contributions made by the Company to the Plan were approximately $547,000, $508,000 and $457,000 for the years ending October 31, 2005, 2004, and 2003, respectively.

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following quarterly financial data has been prepared from the financial records of the Company without an audit, and reflects all adjustments, which in the opinion of management were of a normal, recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented.

	For the Fiscal Year Ended October 31, 2005

	Quarter Ended

	January 31, 2005	April 30, 2005	July 31, 2005	October 31, 2005

	(in thousands, except per share data)
Net sales	$13,915	$14,204	$13,522	$16,362
Gross profit	3,265	3,662	3,389	3,717
Operating income	17	286	122	333
Net income	78	164	64	188
Basic EPS	$0.01	$0.02	$0.01	$0.02
Diluted EPS	$0.01	$0.02	$0.01	$0.02

	For the Fiscal Year Ended October 31, 2004

	Quarter Ended

	January 31, 2004	April 30, 2004	July 31, 2004	October 31, 2004

	(in thousands, except per share data)
Net sales	$16,929	$13,189	$13,890	$14,819
Gross profit	3,955	3,275	3,361	3,671
Operating income	954	595	607	455
Net income	562	410	371	265
Basic EPS	$0.06	$0.04	$0.04	$0.02
Diluted EPS	$0.06	$0.04	$0.04	$0.02

	For the Fiscal Year Ended October 31, 2003

	Quarter Ended

	January 31, 2003	April 30, 2003	July 31, 2003	October 31, 2003

	(in thousands, except per share data)
Net sales	$15,431	$11,765	$12,910	$12,575
Gross profit	3,919	3,436	3,561	3,402
Operating income	937	637	742	792
Net income	491	313	376	378
Basic EPS	$0.05	$0.03	$0.04	$0.04
Diluted EPS	$0.05	$0.03	$0.04	$0.04

ITEM 9A.  CONTROLS AND PROCEDURES.

          Evaluation of Disclosure Controls and Procedures.  Based on their evaluation as of the end of fiscal year ending October 31, 2005, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

          On August 24, 2005, we issued a press release regarding our financial results for the third quarter ending July 31, 2005 and the nine months then ending.  On September 16, 2005 we discovered that we had failed to timely file a Form 8-K with the Securities and Exchange Commission disclosing that this release had been issued.  We promptly made the appropriate Form 8-K filing on the same day as the discovery of the error.  We have consulted with legal counsel regarding the appropriate corrective actions to take to ensure that such filings are made on time in the future.  As a result of these discussions, it was determined that a more effective calendaring system with backup was necessary, and it was agreed that the Chief Financial Officer’s assistant, the investor relations coordinator, and our legal counsel would calendar a reminder both just before and just after our scheduled earnings release dates to ensure, to the extent possible, that filings would be made promptly.

          Changes in Internal Controls.  There were no changes in our internal controls over financial reporting during the fourth fiscal quarter of fiscal 2005 that materially affected or are reasonably likely to materially affect our internal control over financial reporting.  There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information relating to Directors required by this Item is incorporated by reference to the section captioned “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) in connection with our Annual Meeting of Shareholders to be held April 4, 2006.

     Information relating to the Audit Committee of the Board of Directors required by this Item is incorporated by reference to the section captioned “Board of Directors and Committees” under the subsection “Committees” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 4, 2006.

     Information relating to executive officers required by this Item is included in Part I of this Report under the caption “Executive Officers of the Registrant”.

     Other information required by this Item is incorporated by reference to the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Code of Ethics” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 4, 2006.

ITEM 11.  EXECUTIVE COMPENSATION

     Information required by this Item is incorporated by reference to the sections captioned “Executive Compensation and Related Information,” “Compensation Committee Report” and “Stock Performance Graph,” and to the subsections entitled “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” under the section captioned “Board of Directors and Committees,” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 4, 2006.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Information relating to Equity Compensation Plans required by this Item is included in Part II of this Report in the table entitled “Equity Compensation Plan Information” under the section captioned “Market for the Registrant’s Common Stock and Related Stockholder Matters.”

     Other  information required by this Item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 4, 2006.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information required by this Item is incorporated by reference to the section captioned “Related Transactions” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 4, 2006.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     Information required by this Item is incorporated by reference to the section captioned “Independent Public Accountants” under the subheading “Fees and Independence” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 4, 2006.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements - See Index to Financial Statements at Page 23 of this Form 10-K.

(2)	Financial Statement Schedule - None.

(3)	Exhibits – The following exhibits are included with this report or incorporated herein by reference:

No.	Description

2.0*	Agreement dated July 8, 2005 between XETA Technologies, Inc., Bluejack Systems, LLC and Greg Forrest

2.1

Asset Purchase Agreement dated August 1, 2004 between XETA Technologies, Inc. and Bluejack Systems, LLC. (incorporated by reference to Exhibit 2.1 to XETA’s Annual Report on Form 10-K for the year ended October 31, 2004).

2.2

Bill of Sale, Assignment and Assumption Agreement dated August 1, 2004 between XETA Technologies, Inc. and Bluejack Systems, LLC. (incorporated by reference to Exhibit 2.2 to XETA’s Annual Report on Form 10-K for the year ended October 31, 2004).

3(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to XETA’s Annual Report on Form 10-K for the year ended October 31, 2004).

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii)(a) to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001).

10.1†	XETA Technologies, Inc. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to XETA’s Annual Report on Form 10-K for the year ended October 31, 2004).

10. 2†	Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.9 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 3†	XETA Technologies 2000 Stock Option Plan (incorporated by reference to Exhibit 10.11 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 4†	Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.14 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.5

HCX 5000/HCX 5000i® Authorized Distributor Agreement dated January 1, 2004 between Hitachi Telecom (USA), Inc. and XETA Corporation (Incorporated by reference to Exhibit 10 to XETA’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005).

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

10.7

Avaya Inc. Reseller Master Terms and Conditions effective as of August 6, 2003 between Avaya Inc. and XETA Technologies, Inc., including Reseller Product Group Attachment for Enterprise Communication and Internetworking Solutions Product, Reseller Product Group Attachment: Octel®Products, and Addendum for GSA Schedule Contract Sales to the Federal Government (incorporated by reference to Exhibit 10.6 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.8

Revolving Credit and Term Loan Agreement dated as of October 1, 2003 between XETA Technologies, Inc. and Bank of Oklahoma, N.A. (“BOK”) (incorporated by reference to Exhibit 10.7 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.9

Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated October 1, 2003 granted to BOK (incorporated by reference to Exhibit 10.8 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.10	Promissory Note ($2,238,333.48 payable to BOK) dated October 1, 2003(incorporated by reference to Exhibit 10.9 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.11	Promissory Note ($3,374,734.33 payable to BOK) dated October 1, 2003 (incorporated by reference to Exhibit 10.11 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.12*	Promissory Note ($7,500,000 payable to BOK) dated September 30, 2005.

10.13*	Second Amendment to Revolving Credit and Term Loan Agreement dated September 30, 2005 between Xeta Technologies, Inc. and Bank of Oklahoma, N.A.

10.14	Security Agreement dated October 1, 2003 granted to BOK (incorporated by reference to Exhibit 10.12 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

21*	Subsidiaries of XETA Technologies, Inc.

23.1*	Consent of Tullius, Taylor, Sartain & Sartain LLP.

23.2*	Consent of Grant Thornton LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Indicates Exhibits filed with this Report.
† Indicates management contract or compensatory plan or arrangement.

(b)	We filed the following Reports on Form 8-K during the last quarter of the fiscal year covered by this report:

1. August 24, 2005—Item 2.02—Earnings Release for 3rd Quarter.

2. November 2, 2005—Item 8.01—Nortel “Elite Advantage Partner” Status Achieved.

3, November 30, 2005—Item 2.02—Earnings Release for 4th Quarter.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XETA TECHNOLOGIES, INC.

December 29, 2005	By:	/s/ Jack R. Ingram

Jack R. Ingram, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

December 29, 2005	/s/ Jack R. Ingram

Jack R. Ingram, Chief Executive Officer, and Director

December 29, 2005	/s/ Greg D. Forrest

Greg Forrest, President, and Chief Operating Officer

December 29, 2005	/s/ Robert B. Wagner

Robert B. Wagner, Chief Financial Officer

December 29, 2005	/s/ Donald T. Duke

Donald T. Duke, Director

December 29, 2005	/s/ Ronald L. Siegenthaler

Ronald L. Siegenthaler, Director

INDEX TO EXHIBITS

No.	Description

2.0*	Agreement dated July 8, 2005 between XETA Technologies, Inc., Bluejack Systems, LLC and Greg Forrest.

2.1

Asset Purchase Agreement dated August 1, 2004 between XETA Technologies, Inc. and Bluejack Systems, LLC (incorporated by reference to Exhibit 2.1 to XETA’s Annual Report on Form 10-K for the year ended October 31, 2004).

2.2

Bill of Sale, Assignment and Assumption Agreement dated August 1, 2004 between XETA Technologies, Inc. and Bluejack Systems, LLC (incorporated by reference to Exhibit 2.2 to XETA’s Annual Report on Form 10-K for the year ended October 31, 2004).

3(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to XETA’s Annual Report on Form 10-K for the year ended October 31, 2004).

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii)(a) to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001).

10.1†	XETA Technologies, Inc. 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to XETA’s Annual Report on Form 10-K for the year ended October 31, 2004).

10. 2†	Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.9 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 3†	XETA Technologies 2000 Stock Option Plan (incorporated by reference to Exhibit 10.11 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 4†	Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.14 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.5

HCX 5000/HCX 5000i® Authorized Distributor Agreement dated January 1, 2004 between Hitachi Telecom (USA), Inc. and XETA Technologies (incorporated by reference to Exhibit 10 to XETA’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2005).

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

10.7

Avaya Inc. Reseller Master Terms and Conditions effective as of August 6, 2003 between Avaya Inc. and XETA Technologies, Inc., including Reseller Product Group Attachment for Enterprise Communication and Internetworking Solutions Product, Reseller Product Group Attachment: Octel®Products, and Addendum for GSA Schedule Contract Sales to the Federal Government (incorporated by reference to Exhibit 10.6 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.8

Revolving Credit and Term Loan Agreement dated as of October 1, 2003 between XETA Technologies, Inc. and Bank of Oklahoma, N.A. (“BOK”) (incorporated by reference to Exhibit 10.7 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.9

Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated October 1, 2003 granted to BOK (incorporated by reference to Exhibit 10.8 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.10	Promissory Note ($2,238,333.48 payable to BOK) dated October 1, 2003(incorporated by reference to Exhibit 10.9 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.11	Promissory Note ($3,374,734.33 payable to BOK) dated October 1, 2003 (incorporated by reference to Exhibit 10.11 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.12*	Promissory Note ($7,500,000 payable to BOK) dated September 30, 2005.

10.13*	Second Amendment to Revolving Credit and Term Loan Agreement dated September 30, 2005 between Xeta Technologies, Inc. and Bank of Oklahoma, N.A.

10.14	Security Agreement dated October 1, 2003 granted to BOK (incorporated by reference to Exhibit 10.12 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

21*	Subsidiaries of XETA Technologies, Inc.

23.1*	Consent of Tullius, Taylor, Sartain & Sartain LLP.

23.2*	Consent of Grant Thornton LLP.

31.1.*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

† Indicates management contract or compensatory plan or arrangement.