Form 10-K/A
period 2005-10-31
XETA TECHNOLOGIES INC
filed 2006-03-03
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-K/A solely to correct: (1) inadvertent errors in the long-term debt amounts and, consequently, the total amounts shown in the Contractual Obligations table contained in the Liquidity and Capital Resources section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contained in Item 7 of our original Report on Form 10-K filed on January 9, 2006 (the “Original Report”); (2) a typographical error that appeared in Note 8 “Credit Agreements” of the Company’s Notes to Consolidated Financial Statements contained in Item 8 of our Original Report; specifically, the maturity date given for the revolving line of credit was incorrectly stated as “September 28, 2009,” and is being corrected to “September 28, 2006.” The correct maturity date of September 28, 2006 was used in our discussion of the revolving line of credit in the MD&A of our Original Report; and (3) the inadvertent omission of a check mark on the cover page of our Original Report in the box following the statement “Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.”

In order to comply with certain technical requirements of the SEC’s rules in connection with the filing of this amendment on Form 10-K/A, we are including in this amendment (i) the complete text of Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), (ii) the complete text of Item 8 (Financial Statements and Supplementary Data), and (iii) Item 15 (Exhibits and Financial Statement Schedules) to reflect the inclusion of the financial statements filed with this amendment, and the filing of updated certifications of our principal executive and principal financial officers and updated Consents of Independent Registered Public Accounting Firm.

This Amendment No. 1 to our Report on Form 10-K as originally filed on January 9, 2006 continues to speak as of the date of our Original Report, and we have not updated the disclosures contained in this Amendment No. 1 to reflect any events that occurred at a date subsequent to the filing of the Original Report.

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

A final component to our gross margins—the margins earned on other revenues and our corporate cost of goods sold expenses—declined 7% in fiscal 2004 compared to fiscal 2003, reflecting management’s continued focus on containment of administrative costs.

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

The table below presents our contractual obligations at October 31, 2005 as well as payment obligations over the next five fiscal years:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 – 3 Years	4 – 5 years	More than 5 years
Long-term debt	$3,186,047	$1,250,813	$514,384	$1,420,849	$—
Operating leases	814,028	252,885	413,820	147,323	—
Total	$4,000,075	$1,503,698	$928,204	$1,568,172	$—

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Reports of Independent Registered Public Accounting Firms

Consolidated Financial Statements

Consolidated Balance Sheets - October 31, 2005 and 2004

Consolidated Statements of Operations - For the Years Ended October 31, 2005, 2004 and 2003

Consolidated Statements of Shareholders’ Equity - For the Years Ended October 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - For the Years Ended October 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Xeta Technologies, Inc.

We have audited the consolidated balance sheets of Xeta Technologies, Inc. (an Oklahoma Corporation) and subsidiary as of October 31, 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. Our responsibility is to express an opinion on these financial statements based on our audit.

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

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED OCTOBER 31, 2005, 2004 AND 2003

	Common Stock		Treasury Stock			Accumulated Other Comprehensive	Retained
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Income (Loss)	Earnings	Total

Balance-October 31, 2002	10,721,740	$10,721	1,018,788	$(2,244,659)	$12,193,029	$(110,353)	$22,672,256	$32,520,994

Stock options exercised $.001 par value	300,000	300	—	—	74,700	—	—	75,000

Tax benefit of stock options	—	—	—	—	413,952	—	—	413,952

Components of comprehensive income:
Net income	—	—	—	—	—	—	1,557,564	1,557,564
Unrealized gain on hedge, net of tax of $28,050	—	—	—	—	—	43,507	—	43,507
Total comprehensive income								1,601,071

Balance-October 31, 2003	11,021,740	11,021	1,018,788	(2,244,659)	12,681,681	(66,846)	24,229,820	34,611,017

Stock options exercised $.001 par value	9,835	10	—	—	9,535	—	—	9,545

Tax benefit of stock options	—	—	—	—	4,008	—	—	4,008

Components of comprehensive income:
Net income	—	—	—	—	—	—	1,608,050	1,608,050
Unrealized gain on hedge, net of tax of $46,034	—	—	—	—	—	71,400	—	71,400
Total comprehensive income								1,679,450

Balance- October 31, 2004	11,031,575	11,031	1,018,788	(2,244,659)	12,695,224	4,554	25,837,870	36,304,020

Stock options exercised $.001 par value	65,450	66	—	—	24,950	—	—	25,016

Restricted shares issued $.001 par value	100,000	100	—	—	278,900	—	—	279,000

Components of comprehensive income:
Net income	—	—	—	—	—	—	494,455	494,455
Unrealized loss on hedge	—	—	—	—	—	(4,554)	—	(4,554)
Total comprehensive income								489,901

Balance- October 31, 2005	11,197,025	$11,197	1,018,788	$(2,244,659)	$12,999,074	$—	$26,332,325	$37,097,937

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

	For the Year Ended October 31,
Pro Forma Disclosures:	2005	2004	2003
NET INCOME:
As reported	$494,455	$1,608,050	$1,557,564
Add (deduct): Total stock-based employee compensation recovered (expensed) determined under fair value based method for all awards, net of related tax effects	1,203	(103,583)	(388,628)
Pro forma	$495,658	$1,504,467	$1,168,936

EARNINGS PER SHARE:
As reported – Basic	$0.05	$0.16	$0.16
As reported – Diluted	$0.05	$0.16	$0.16

Pro forma – Basic	$0.05	$0.15	$0.12
Pro forma – Diluted	$0.05	$0.15	$0.12

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

4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at October 31:

	Estimated
	Useful Lives	2005	2004
Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-10	4,720,698	4,587,485
Software development costs, work-in-process	N/A	5,410,558	7,280,461
Software development costs of components placed into service	3-10	1,695,370	—
Hardware	3-5	589,905	—
Land	—	611,582	611,582
Office furniture	5	1,114,073	1,110,729
Auto	5	384,278	237,176
Other	3-7	549,613	546,253

Total property, plant and equipment		17,474,031	16,771,640
Less- accumulated depreciation		(7,062,702)	(6,044,785

Total property, plant and equipment, net		$10,411,329	$10,726,855

5. ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31:

	2005	2004

Commissions	$597,811	$618,291
Interest	23,246	21,494
Payroll	554,506	520,397
Bonuses	242,917	306,981
Vacation	580,922	504,585
Other	393,444	550,595
Total current	2,392,846	2,522,343
Accrued long-term liability	144,100	144,100
Total accrued liabilities	$2,536,946	$2,666,443

6. UNEARNED SERVICES REVENUE:

Unearned service revenue consists of the following at October 31:

	2005	2004

Service contracts	$737,618	$845,550
Warranty service	299,618	320,193
Customer deposits	272,871	229,772
Systems shipped but not installed	153,748	115,413
Other	41,754	47,582
Total current unearned revenue	1,505,609	1,558,510
Noncurrent unearned services revenue	64,895	140,172
Total unearned revenue	$1,570,504	$1,698,682

7. INCOME TAXES:

The income tax provision for the years ending October 31, 2005, 2004, and 2003, consists of the following:

	2005	2004	2003

Current provision (benefit) – federal	$(725,730)	$266,490	$484,930
Current provision (benefit) – state	(95,930)	67,700	97,590
Deferred provision	1,142,660	700,810	422,480
Total provision	$321,000	$1,035,000	$1,005,000

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	Year Ended October 31,
	2005	2004	2003

Statutory rate	34%	34%	34%
State income taxes, net of federal benefit	5%	5%	5%
Effective rate	39%	39%	39%

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

12.  FINANCING RECEIVABLES:

A small portion of the Company’s systems sales are made under sales-type lease agreements with the end-users of the equipment.  These receivables are secured by the cash flows under the leases and the equipment installed at the customers’ premises.  Minimum future annual payments to be received under various leases are as follows for years ending October 31:

Sales-Type Lease Payments Receivable

2006	$312,413
2007	123,731
2008	38,687
474,831
Less- imputed interest	60,869
Present value of minimum payments	$413,962

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

	For the Fiscal Year Ended October 31, 2005
	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	2005	2005	2005	2005
	(in thousands, except per share data)

Net sales	$13,915	$14,204	$13,522	$16,362
Gross profit	3,265	3,662	3,389	3,717
Operating income	17	286	122	333
Net income	78	164	64	188
Basic EPS	$0.01	$0.02	$0.01	$0.02
Diluted EPS	$0.01	$0.02	$0.01	$0.02

	For the Fiscal Year Ended October 31, 2004
	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	2004	2004	2004	2004
	(in thousands, except per share data)

Net sales	$16,929	$13,189	$13,890	$14,819
Gross profit	3,955	3,275	3,361	3,671
Operating income	954	595	607	455
Net income	562	410	371	265
Basic EPS	$0.06	$0.04	$0.04	$0.02
Diluted EPS	$0.06	$0.04	$0.04	$0.02

	For the Fiscal Year Ended October 31, 2003
	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	2003	2003	2003	2003
	(in thousands, except per share data)

Net sales	$15,431	$11,765	$12,910	$12,575
Gross profit	3,919	3,436	3,561	3,402
Operating income	937	637	742	792
Net income	491	313	376	378
Basic EPS	$0.05	$0.03	$0.04	$0.04
Diluted EPS	$0.05	$0.03	$0.04	$0.04

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as a part of this report:

(1)	Financial Statements - See Index to Financial Statements at Page 8 of this Form 10-K/A.

(2)	Financial Statement Schedule - None.

(3)	Exhibits – The following exhibits are included with this report on Form 10-K/A:

No.	Description

23.1	Consent of Tullius Taylor Sartain & Sartain LLP .

23.2	Consent of Grant Thornton LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XETA TECHNOLOGIES, INC.

February 28, 2006	By:	/s Robert B. Wagner
Robert B. Wagner, Chief Financial Officer