Form 10-Q
period 2006-01-31
XETA TECHNOLOGIES INC
filed 2006-03-07
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Yes  ☒         No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer”  in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐                                       No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 15, 2006
Common Stock, $.001 par value	10,214,741

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2006	October 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$625,180	$176,688
Current portion of net investment in sales-type leases and other receivables	647,410	533,114
Trade accounts receivable, net	9,618,173	11,634,030
Inventories, net	4,923,878	5,650,027
Deferred tax asset, net	710,719	727,222
Prepaid taxes	1,208,951	888,842
Prepaid expenses and other assets	492,642	139,525
Total current assets	18,226,953	19,749,448

Noncurrent assets:
Goodwill	26,462,351	26,476,245
Intangible assets, net	170,251	179,709
Net investment in sales-type leases, less current portion above	157,337	167,399
Property, plant & equipment, net	10,435,717	10,411,329
Other assets	32,824	34,411
Total noncurrent assets	37,258,480	37,269,093

Total assets	$55,485,433	$57,018,541

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$864,009	$1,123,582
Revolving line of credit	4,600,397	4,394,727
Lease payable	4,236	5,303
Accounts payable	2,720,549	4,847,799
Current unearned revenue	2,468,973	1,505,609
Accrued liabilities	1,951,576	2,392,846
Total current liabilities	12,609,740	14,269,866

Noncurrent liabilities:
Long-term debt, less current portion above	1,654,267	1,697,039
Accrued long-term liability	144,100	144,100
Noncurrent unearned service revenue	71,529	64,895
Noncurrent deferred tax liability, net	3,989,596	3,744,704
Total noncurrent liabilities	5,859,492	5,650,738

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,228,361 and 11,197,025 issued at January 31, 2006 and October 31, 2004, respectively	11,228	11,197
Paid-in capital	13,058,034	12,999,074
Retained earnings	26,191,598	26,332,325
Less treasury stock, at cost (1,018,788 shares at January 31, 2006 and October 31, 2005)	(2,244,659)	(2,244,659)
Total shareholders’ equity	37,016,201	37,097,937
Total liabilities and shareholders’ equity	$55,485,433	$57,018,541

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended January 31,
	2006	2005

Systems sales	$5,701,276	$6,352,094
Services	6,418,940	6,930,822
Other revenues	562,296	631,813
Net sales and service revenues	12,682,512	13,914,729

Cost of systems sales	4,117,601	4,865,733
Services costs	5,095,899	4,921,202
Cost of other revenues & corporate COGS	692,661	621,018
Total cost of sales and service	9,906,161	10,407,953

Gross profit	2,776,351	3,506,776

Operating expenses
Selling, general and administrative	2,827,198	3,398,525
Amortization	101,197	91,461
Total operating expenses	2,928,395	3,489,986

(Loss) income from operations	(152,044)	16,790

Interest expense	(71,897)	(12,384)
Interest and other income	8,214	124,738
Total interest and other income (expense)	(63,683)	112,354

(Loss) income before provision for income taxes	(215,727)	129,144
(Benefit) provision for income taxes	(75,000)	51,000

Net (loss) income	$(140,727)	$78,144

(Loss) earnings per share
Basic	$(0.01)	$0.01

Diluted	$(0.01)	$0.01

Weighted average shares outstanding	10,189,497	10,027,360

Weighted average equivalent shares	10,189,497	10,073,901

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock			Retained
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Earnings	Total
Balance- October 31, 2005	11,197,025	$11,197	1,018,788	$(2,244,659)	$12,999,074	$26,332,325	$37,097,937

Stock options exercised $.001 par value	31,336	31	—	—	51,380	—	51,411
Tax benefit of stock options	—	—	—	—	7,580	—	7,580

Net loss	—	—	—	—	—	(140,727)	(140,727)

Balance- January 31, 2006	11,228,361	$11,228	1,018,788	$(2,244,659)	$13,058,034	$26,191,598	$37,016,201

The accompanying notes are an integral part of this consolidated financial statement.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended January 31,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(140,727)	$78,144

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	128,233	182,092
Amortization	101,198	91,462
Loss (gain) on sale of assets	3,780	(263)
Ineffectiveness of cash flow hedge	—	(12,476)
Provision for excess and obsolete inventory	25,500	36,611
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in net investment in sales-type leases & other receivables	(104,234)	92,730
Decrease in trade account receivables	2,015,857	1,998,359
Decrease (increase) in inventories	700,649	(1,303,851)
Decrease (increase) in deferred tax asset	16,503	(27,479)
Increase in prepaid expenses and other assets	(351,530)	(287,108)
Increase in prepaid taxes	(320,109)	(228,678)
(Decrease) increase in accounts payable	(2,127,250)	1,763,636
Increase in unearned revenue	969,998	453,205
Increase in accrued taxes	9,554	9,554
Decrease in accrued liabilities and lease payable	(442,337)	(409,063)
Increase in deferred tax liability	256,812	284,712
Total adjustments	882,624	2,643,443
Net cash provided by operating activities	741,897	2,721,587

Cash flows from investing activities:
Additions to property, plant & equipment	(265,773)	(213,815)
Acquisitions, net of cash acquired	—	(6,015)
Proceeds from sale of assets	17,632	200
Net cash used in investing activities	(248,141)	(219,630)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	6,564,271	5,427,520
Payments on revolving line of credit	(6,358,601)	(7,715,289)
Principal payments on debt	(302,345)	(302,346)
Exercise of stock options	51,411	12,508
Net cash (used in) financing activities	(45,264)	(2,577,607)

Net increase (decrease) in cash and cash equivalents	448,492	(75,650)

Cash and cash equivalents, beginning of period	176,688	141,054
Cash and cash equivalents, end of period	$625,180	$65,404

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $70,941 in 2006 and $58,743 in 2005	$61,811	$34,933
Cash paid during the period for income taxes	$12,240	$12,890

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2006

(Unaudited)

1. BASIS OF PRESENTATION:

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading provider of communications solutions with sales and service locations nationwide, serving business clients in sales, engineering, project management, installation, and service support. The Company sells products which are manufactured by a variety of manufacturers including Avaya, Inc. (“Avaya”), Nortel Networks Corporation (“Nortel”), IgeaCare Systems, Inc., and Spectralink Corporation. In addition, the Company manufactures and markets a line of proprietary call accounting systems to the hospitality industry. XETA is an Oklahoma corporation.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto made a part of the Company’s Annual Report on Form 10-K, Commission File No. 0-16231, which was filed with the Commission on January 9, 2006. Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented. All adjustments made were of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year. Certain reclassifications of prior year amounts have been made to conform to current year presentations. These classifications had no impact on net income.

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

The following is a tabulation of business segment information for the three months ended January 31, 2006 and 2005.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total
2006
Sales	$4,188,855	$1,512,421	$6,418,940	$562,296	$12,682,512
Cost of sales	(3,013,804)	(1,103,797)	(5,095,899)	(692,661)	(9,906,161)
Gross profit	$1,175,051	$408,624	$1,323,041	$(130,365)	$2,776,351

2005
Sales	$4,857,776	$1,494,318	$6,930,822	$631,813	$13,914,729
Cost of sales	(3,834,648)	(1,031,085)	(4,921,202)	(621,018)	(10,407,953)
Gross profit	$1,023,128	$463,233	$2,009,620	$10,795	$3,506,776

Stock-Based Compensation Plans

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This new statement superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted the standard on November 1, 2005 using the modified prospective method of transition provided in SFAS 123R. Under this method of transition, SFAS 123R applies to new equity-based awards or to awards modified after the date of adoption. Additionally, compensation cost is to be recognized for previously issued, but unvested awards. Such cost is to be recognized over the remaining length of service required under the award and in an amount based on the same value that was previously used for disclosure under SFAS 123. Because option-holders were fully vested in all outstanding options at the time of adoption of SFAS 123R, the Company did not record any compensation expense in association with outstanding equity-based awards in the current period. The table below presents the impact of issued stock options on the previous reporting period as if the expense had been recorded in the consolidated financial statements based on the fair value method.

January 31, 2005
Net income as reported	$78,144
Total stock-based employee compensation expense or reduction of expense determined under fair value based method for all awards, net of related tax effects	(1,522)
Pro forma net income	$79,666

EARNINGS PER SHARE:
As reported – Basic	$0.01
As reported – Diluted	$0.01

Pro forma – Basic	$0.01
Pro forma – Diluted	$0.01

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

2. ACCOUNTS RECEIVABLE:

Trade accounts receivable consists of the following:

	January 31, 2006	October 31, 2005

Trade receivables	$9,924,893	$11,932,173
Less- reserve for doubtful accounts	(306,720)	(298,143)
Net trade receivables	$9,618,173	$11,634,030

3. INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

	January 31, 2006	October 31, 2005

Finished goods and spare parts	$5,124,302	$5,831,560
Raw materials	323,498	358,646
	5,447,800	6,190,206
Less- reserve for excess and obsolete inventories	(523,922)	(540,179)
Total inventories, net	$4,923,878	$5,650,027

4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	Estimated Useful Lives	January 31, 2006	October 31, 2005

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-10	4,390,397	4,720,698
Software development costs, work-in-process	N/A	5,504,453	5,410,558
Software development costs of components placed into service	3-10	1,723,417	1,695,370
Hardware	3-5	597,083	589,905
Land	—	611,582	611,582
Office furniture	5	1,114,073	1,114,073
Auto	5	405,718	384,278
Other	3-7	491,650	549,613

Total property, plant and equipment		17,236,327	17,474,031
Less- accumulated depreciation		(6,800,610)	(7,062,702)

Total property, plant and equipment, net		$10,435,717	$10,411,329

Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use. The Company capitalized $70,941 and $58,743 in interest costs in the three months ended January 31, 2006 and 2005, respectively.

5. INCOME TAXES:

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	January 31, 2006	October 31, 2005
Deferred tax assets:
Currently nondeductible reserves	$231,600	$238,379
Accrued liabilities	212,150	300,255
Prepaid service contracts	172,054	111,771
Other	101,070	87,972
Total deferred tax asset	716,874	738,377

Deferred tax liabilities:
Intangible assets	3,169,079	2,992,299
Depreciation	801,426	734,394
Tax income to be recognized on sales-type lease contracts	25,246	29,166
Total deferred tax liability	3,995,751	3,755,859
Net deferred tax liability	$(3,278,877)	$(3,017,482)

	January 31, 2006	October 31, 2005
Net deferred liability as presented on the balance sheet:
Current deferred tax asset	$710,719	$727,222
Noncurrent deferred tax liability	(3,989,596)	(3,744,704)
Net deferred tax liability	$(3,278,877)	$(3,017,482)

6. CREDIT AGREEMENTS:

The Company has a revolving credit and term loan agreement with a bank containing three separate notes: a term loan amortizing over 36 months, a mortgage agreement amortizing over 13 years, and a $7.5 million revolving credit agreement to finance growth in working capital. The revolving line of credit is collateralized by trade accounts receivable and inventories. At January 31, 2006 and October 31, 2005, the Company had approximately $4.600 million and $4.395 million, respectively, outstanding on the revolving line of credit. The Company had approximately $2.9 million available under the revolving line of credit at January 31, 2006. Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories. The revolving line of credit matures on September 28, 2006. Long-term debt consists of the following:

	January 31, 2006	October 31, 2005
Term loan, payable in monthly installments of $86,524 plus interest, due September 30, 2006, collateralized by all assets of the Company	$692,886	$952,459

Real estate term note, payable in monthly installments of $14,257 plus interest, due September 30, 2009, collateralized by a first mortgage on the Company’s building	1,825,390	1,868,162

	2,518,276	2,820,621

Less-current maturities	864,009	1,123,582

Total long-term debt, less current maturities	$1,654,267	$1,697,039

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 4.57% at January 31, 2006) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 7.50% at January 31, 2006) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio. At January 31, 2006, the Company was paying 7.125% on the revolving line of credit borrowings, 6.39% on the term loan and 6.14% on the mortgage note. The credit facility contains several financial covenants common in such agreements, including tangible net worth requirements, limitations on the amount of funded debt to earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements. The Company was in compliance with these covenants.

7. EARNINGS PER SHARE:

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

	For the Three Months Ended January 31, 2006
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic EPS
Net loss	$(140,727)	10,189,497	$(0.01)
Dilutive effect of stock options		—

Diluted EPS
Net loss	$(140,727)	10,189,497	$(0.01)

	For the Three Months Ended January 31, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic EPS
Net income	$78,144	10,027,360	$0.01
Dilutive effect of stock options		46,541

Diluted EPS
Net income	$78,144	10,073,901	$0.01

Options to purchase 1,126,536 shares of common stock at an average exercise price of $7.15 and 1,122,968 shares of common stock at an average exercise price of $7.17 were not included in the computation of diluted earnings per share for the three months ended January 31, 2006 and 2005, respectively, because inclusion of these options would be antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various “forward-looking statements.” All statements, other than statements of historical fact, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements. These statements include, but are not limited to, statements concerning future revenues, future costs, future earnings or losses, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. These and other forward-looking statements generally contain, and can be identified by words such as “expect,” “intend,” “believe,” “estimate,” “plan,” “anticipate” “forecast,” “project” and similar words or expressions, and by discussions of strategy or intentions. Forward-looking statements are not guarantees of performance but rather reflect our current expectations, assumptions and beliefs based upon information currently available to us. Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties which are difficult to predict and that could cause actual results to differ materially from those projected. Many of these risks and uncertainties are described below under Item 1.A Risk Factors under Part II of this report. Consequently, all forward-looking statements should be read in conjunction with the risk factors discussed herein and throughout this report, together with the additional risk factors identified in the Company’s Annual Report on Form 10-K, which was filed on January 9, 2006.

Overview

Strategy. In the first quarter of fiscal 2006 we focused our energies around top line revenue growth, selling managed services, improving productivity, and aligning the structure of our organization for better accountability for revenue results.

During the first quarter, we maintained our heavy investment in our sales forces supporting both the Avaya and Nortel product lines. While our first quarter equipment sales revenues were lower than expected, we continue to believe that we are building momentum to increase our sales funnels and win-rates. During the quarter, we secured several contracts with significant customers to provide managed services. Revenues from these contracts will begin during our second and third quarters and will be recurring in nature. We believe that revenues from these contracts as well as other opportunities which have not yet been secured will begin to produce revenue growth and gross profit improvement later in the year. In addition, management is reviewing key transaction processes to streamline operations and reduce per transaction costs. Most of these ongoing efforts are in our Services area. These reviews include examination of our service billing rates, tying pricing of Services to customer service levels and locations, and reducing usage of third party contractors where feasible. Finally, management has also been reviewing the organizational structure of the company to increase accountability for customer satisfaction and to push decision-making closer to the customer.

Operating Summary. Our revenues for the first quarter of fiscal 2006 were $12.7 million, a decrease of 9% compared to the first quarter of fiscal 2005. This decrease consisted of decreases in systems sales of $651,000 or 10%, decreases in Services revenues of $512,000 or 7%, and a decrease in other revenues of $70,000 or 11%. Our operating results in the first quarter of fiscal 2006 were a net loss of $141,000 compared to net income of $78,000 in the first quarter of last year. These results reflect significantly lower gross margins earned on our Services revenues, partially offset by improved margins on systems sales, lower selling, general and administrative expenses, and improved incentive payments from major vendors. These items are discussed in more detail under “Results of Operations” below.

Financial Position Summary. Our financial condition improved slightly during the first quarter as working capital increased 2.5%, term debt was reduced 11%, and cash earned from operations was $742,000. The amount outstanding on our revolving line of credit at January 31, 2006 was $4.600 million compared to $4.395 million at October 31, 2005.

Expectations. We believe that we will see improvement in our sales of systems and equipment to commercial customers during the balance of the year. Despite our lower than expected systems sales in the first quarter, we believe that the effectiveness of our commercial sales force is improving and we expect improved results in the second quarter. While no assurance can be given, we expect our sales of systems to lodging customers to remain strong and likely be improved in fiscal 2006 compared to 2005. The severe decline in our Services gross margins is being addressed through changes in our Services pricing structure, changes in the utilization of both our full-time technicians and our network of third party technicians, and through changes in the organizational structure of the Service organization. We believe that we can improve the gross margins in the Services area in the second quarter, but no assurance can be given that Services gross margins will return to their historical levels. Generally, we do not expect to see improvements in the level of vendor compensation provided to us to assist in the expansion of our business. Although we enjoyed increased vendor payments in the first quarter, those payments primarily reflect the resolution of incentives that related to fiscal 2005 purchases, but were not approved by the vendors until the first quarter. We expect our operating expenses to remain relatively stable for the remainder of the fiscal year. In summary, for our operating results to improve, we must see dramatic improvement in services gross margins and improved revenues from sales of systems.

Additional risk factors that might affect our short- and long-term results are presented in the “Outlook and Risk Factors” section below and in our most recently filed Form 10-K.

The following discussion presents additional information regarding our financial condition and results of operations for the three months ending January 31, 2006 and should be read in conjunction with our comments above as well as the “Outlook and Risk Factors” section below.

Financial Condition

Cash provided by operations in the first quarter of fiscal 2006 was $742,000. These cash flows were derived from non-cash charges of $229,000 that offset the operating loss of $141,000 coupled with a $2.0 million reduction in accounts receivable, a $701,000 reduction in inventories, and a $970,000 increase in unearned revenue. These increases in cash flows were partially offset by decreases in accounts payable of $2.1 million, increases in prepaid expenses and prepaid taxes totaling $672,000, and a decrease in accrued liabilities of $442,000. Additional individually immaterial changes in working capital accounts produced a net increase in cash flows of $196,000. These cash flows were used primarily to reduce our term debt by $302,000 and fund capital expenditures of $248,000. Most of our capital expenditures during the first quarter were for upgrading our internal voice and data infrastructure and for our Oracle software implementation.

Our business is generally not capital intensive and most capital expenditures relate to maintaining, updating and expanding our technology infrastructure to support our employee base. We continue to test the functionality of our new Oracle software platform. This system, when fully implemented, will support all of our operating and financial reporting activities, will condense three existing software platforms down to one, and will provide a long-term solution that will support rapid expansion of our customer base and revenues.

Our total debt at January 31, 2006 was $7.1 million, which consisted of a mortgage on our corporate headquarters building of $1.8 million, a term note of $0.693 million, and $4.6 million outstanding on the working capital revolver. Payments on the mortgage note are based on a 13-year amortization schedule and the note is due in full or will be refinanced by September 30, 2009. The term note is secured by the general assets of the Company. Payments on the term note are based on a three year amortization schedule and it is due and will be amortized in full on September 30, 2006. Required principal payments on the two notes total $302,000 per quarter. The credit agreement, which encompasses both the notes discussed above and the line of credit, contains certain financial covenants common in such agreements. These covenants include tangible net worth requirements, limitations on the amount of funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization, limitations on capital spending, and debt service coverage requirements. At January 31, 2006, we were in compliance with all the covenants.

The total amount available under the working capital revolver is based on the qualified balances of accounts receivable and inventories and is subject to a maximum of $7.5 million. At January 31, 2006, there was $2.9 million available for future borrowings under the revolver.

The table below presents our contractual obligations at January 31, 2006 as well as payment obligations over the next five years:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 – 3 Years	4 – 5 Years
Long-term debt	$2,876,191	$987,243	$525,260	$1,363,688
Operating leases	$714,998	230,109	368,156	116,733
Total	$3,591,189	$1,217,352	$893,416	$1,480,421

Results of Operations

Our operating results for the first quarter of fiscal 2006 reflected a net loss of $141,000 compared to net income of $78,000 for the first quarter of fiscal 2005. The narrative below provides further explanation of these changes.

Systems Sales. Our systems in the first quarter of fiscal 2006 were $5.7 million, a 10% decline compared to the first quarter of last year. This decline consisted of a $669,000 or 14% decline in sales of systems to commercial customers which were partially offset by an increase in sales of systems sold to lodging customers of $18,000 or 1%. Our bookings of new orders in the first quarter of fiscal 2006 were consistent with bookings for new orders received in the first quarter of fiscal 2005. However, because of customer-driven shipping and installation dates on some of our larger orders received in the first quarter, recognition of revenues was not consistent with the prior year or with historical trends. We expect shipments and installations of these larger orders to not begin until late in the second quarter and will extend into our third fiscal quarter.

Service Revenues. Service revenues consist of the following:

	For the Three Months Ended January 31,
	2006	2005
Service Center	$5,150,000	$5,271,000
Installation & Professional Services	1,269,000	1,660,000
Total installation and service revenue	$6,419,000	$6,931,000

Revenues earned by our National Service Center (“NSC”) decreased 2% in the first quarter compared to the first quarter of last year. This slight decline was due primarily to lower revenues from structured wiring projects and lower revenues earned from time and materials (“T&M”) services provided to lodging customers. Both of these declines are within the normal variability of these revenue streams.

Our installation and professional services revenues declined 24% in the first quarter reflecting lower commercial systems sales which is typically the primary driver for this revenue stream. Additionally, in the first quarter of 2005, our installation revenues were boosted by a series of installations performed under a multi-location, installation-only, contract with a subcontractor to the Metropolitan Atlanta Rapid Transit Authority (“MARTA”). There was not a similar revenue event in the first quarter of fiscal 2006.

Gross Margins. The table below presents the gross margins earned on our primary revenue streams for the three months ended January 31, 2006 and 2005:

	For the Three Months Ended January 31,
Gross Margins	2006	2005
Systems sales	27.8%	23.4%
Services revenues	20.6%	29.0%
Other revenues	37.3%	55.1%
Corporate cost of goods sold	-2.7%	-2.4%
Total sales and service revenues	21.9%	25.2%

The gross margins earned on our systems sales revenues in the first quarter of fiscal 2006 improved compared to the first quarter of last year. This improvement reflects our continued focus on maintaining systems gross margins by emphasizing our value additions such as in-house installation expertise, nationwide geographic presence, and after-installation customer care and by working closely with our manufacturers to maximize their pricing support. We expect to continue to face pressure on our systems sales gross margins and our desire to maintain these margins may impact our revenue volumes and may limit our ability to increase our revenues.

Our gross margins earned on Services revenues were well below our expectations and previous run-rates. This decline in Services gross margins reflects lower installation revenues in the first quarter of fiscal 2006 coupled with higher operating expenses incurred by the NSC. Our costs associated with our installation department are relatively fixed and were unchanged in the first quarter of fiscal 2006 compared to the prior year. However, as discussed above under “Services Revenues”, revenues earned from installation activities declined 24% driving down the gross margins on installation activities. The gross margins earned by the NSC decreased about 5 percentage points in the first quarter of fiscal 2006 compared to last year. While NSC revenues were down slightly (2%), costs increased more than 5%. There are several factors creating this increase in NSC costs: 1) hiring of experienced Nortel technicians prior to the establishment of revenues ; 2) increased utilization of third party subcontractors; and 3) increased materials costs to support commercial customers. We purposely have added certified and experienced Nortel technicians to our staff to gain credibility in the Nortel market. Much of the cost of this investment is not yet covered by sufficient services revenues to produce the gross profit margins which we typically enjoy from our services activities. In addition, we are working to address the remaining factors above by examining pricing of our services to capture full value for the level of expertise we are putting into the field, training dispatch personnel to better utilize internal technical staff and lower utilization of third party subcontractors, and reviewing the organization structure of the NSC to provide more accountability for profitability. While we expect these actions to produce improvements in gross margin during the balance of the fiscal year, no assurance can be given that gross margins on our Services revenues will return to their historical levels.

A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold. A portion of our other revenues typically represent sales and cost of goods sold on equipment or services outside our normal provisioning processes and by their nature vary significantly in both sales volume and gross margins earned. Another segment of other revenues represents the sale of Avaya maintenance contracts for which we earn either a gross profit or commissions from Avaya. We have no continuing service obligation associated with these revenues and gross profits. Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses. Our total operating expenses decreased $562,000 or 16% in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005. This decrease reflected decreases in selling, general and administrative expenses and increases in vendor marketing reimbursements which are recorded as contra expense items. Sales expenses declined primarily due to lower headcounts in both account executives and sales engineers compared to last year. General and administrative expenses declined as a result of lower marketing costs, reduced auditing and legal fees, and lower information technology department spending. These decreases were partially offset by higher insurance costs, the addition of one executive officer, and increased property taxes on our headquarters building due to the expiration of an ad valorem tax rebate. Our vendor incentive payments related to sales and marketing expenses were higher in the first quarter of fiscal 2006 than a year ago due to the resolution of incentives that related to fiscal 2005 purchases, but were not approved by the vendors until the first quarter. We expect vendor incentive payments to return to lower levels for the remainder of the fiscal year.

Interest Expense and Other Income. Net interest expense and other income was $64,000 in expense in the first quarter of fiscal 2006 compared to $112,000 in income in the first quarter of fiscal 2005. This decrease consists of higher interest expense of $60,000 and lower other income of $117,000. The higher interest expense is due to increased debt outstanding on our revolving line of credit and increased interest rates. Other income was unusually high in the first quarter of last year due to the collection of $87,000 for an accounts receivable that had been previously written-off. There was not a similar significant transaction in the current quarter.

Tax Provision. The Company has recorded a combined federal and state tax benefit of 35% for the first quarter of fiscal 2006 and a tax provision of 39% for the first quarter of fiscal 2005. The effective tax benefit rate of 35% in the first quarter reflects the effective federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. We did not use derivative financial instruments for speculative or trading purposes during the three months ending January 31, 2006.

Interest Rate Risk. We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt. Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (4.57% at January 31, 2006) plus 1.25% to 2.75% or the bank’s prime rate (7.50% at January 31, 2006) less 0.0% to minus 1.125%. A hypothetical 1% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation conducted as of January 31, 2006 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore, there were no corrective actions taken.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We continue to monitor Phonometrics’ efforts to challenge certain awards of attorneys’ fees against it. In December, 2005 Phonometrics lost its appeal to the United States Court of Appeals for the Federal Circuit. A detailed description of the Phonometrics’ cases is contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005 filed with the Commission.

ITEM 1A. RISK FACTORS

The following discussion is an update to the “Outlook and Risk Factors” discussed in the Company’s Annual Report on Form 10-K for the year ended October 31, 2005. The discussions in the report regarding “Marketing of Advanced Communications Products”, “Investment to Add Nortel Products and Services to Our Product Line”, “Financial Condition of Nortel”, “Declining Revenues and Gross Profits Earned by Hotels on Guest Calls”, “Our Dependence Upon a Few Suppliers”, “Recruiting and Retaining Highly Skilled Personnel”, “Complex and Rapidly Changing Technology”, “Trends in Capital Spending on Technology We Sell”, “Changes in Vendor Incentive Programs”, “Compliance with Corporate Governance Regulations”, “Hitachi’s Exit from the Communications Systems Market”, “Connection of Our Products to Customer Networks”, “Variability of Our Gross Margins”, “Early Termination of Dealer Agreements”, “Intense Competition”, “Accounting for Goodwill”, “Upgrading our Technology Infrastructure”, “Volatility of Our Stock Price”, “Natural Catastrophes”, and “Infringement Claims and Litigation” are still considered current and should be given equal consideration together with the matters discussed below.

The gross margins earned on our Services revenues have declined sharply over the past year and we may be unable to restore them to their previous levels.

Our margins earned on Services revenues declined steeply in the first quarter of fiscal 2006, particularly the gross margins earned by the NSC. The underlying causes of this decline may be tied to changes in the mix of our Services revenues, increased competition, and tougher negotiating by customers. As such, it may not be possible to restore our Services gross margins to the levels enjoyed in previous years.

For our current operating model to be profitable, our systems sales need to improve while maintaining current gross profit margins.

Our operating model, specifically the sales infrastructure and compensation plans, require higher levels of systems sales revenues at gross margin percentages similar to those earned in the first quarter. Many of our competitors have very different operating models with lower fixed sales costs and outsourcing models for installations of systems. As such, they are willing to sell equipment at lower gross margins. We believe that our competitors have successfully captured some of our market share with a lower price, low service commitment strategy. There can be no assurance given that we can maintain our focus on gross margins and also increase our systems sales in the future.

If operating losses widen or continue for several quarters, we would likely become out of compliance with the financial covenants in our credit facility.

Our credit facility contains covenants based on various financial ratios including a funded debt to EBIDA ratio and a debt service coverage ratio. If operating losses should continue at the rate experienced in the first quarter of fiscal 2006 or if they should widen significantly, we might become out of compliance with these covenants and be in technical default of the credit agreement. While we would not expect our bank to immediately terminate the credit facility and demand payment of all outstanding debt, they would have the right to do so. Alternatively, the bank might take other actions that would restrict our access to borrowings to fund our business. Such actions could severely restrict our ability to purchase equipment and services from vendors and could materially and negatively impact our results of operations and financial condition.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

In December 2005, the Board of Directors, upon recommendation of the Compensation Committee, authorized a small discretionary bonus pool of $146,405 for 2005 fiscal year performance. From this pool, bonuses totaling $43,225 were awarded to the Company’s four executive officers, as follows:

Jack R. Ingram, CEO	$13,300
Robert B. Wagner, CFO	13,300
Greg D. Forrest, President	3,325
Larry N. Patterson, Executive Director of Operations	13,300

These bonuses are paid in quarterly installments during fiscal 2006 and are subject to forfeiture if the employee is not employed at the time of payment.

The salary freeze implemented in 2001 on salaries of executive officers and on standard director compensation remains in effect.

Payment of $5,000 was made to director Donald T. Duke on February 27, 2006 for his work in exploring, on behalf of the Board of Directors and pursuant to the Board’s authorization in July 2005, a potential business opportunity presented to the Company during fiscal 2005.

ITEM 6. EXHIBITS.

a)                                      Exhibits (filed herewith):

SEC Exhibit No.	Description

10.1	Summary of Executive Officer Compensation

10.2	Summary of Director Compensation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XETA Technologies, Inc.
(Registrant)

Dated: February 28, 2006	By:	/s/ Jack R. Ingram
Jack R. Ingram
Chief Executive Officer

Dated: February 28, 2006	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

10.1	Summary of Executive Officer Compensation

10.2	Summary of Director Compensation

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.