Form 10-Q
period 2006-04-30
XETA TECHNOLOGIES INC
filed 2006-05-26
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2006
Common Stock, $.001 par value	10,214,741

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	April 30, 2006	October 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$57,462	$176,688
Current portion of net investment in sales-type leases and other receivables	404,668	533,114
Trade accounts receivable, net	10,800,795	11,634,030
Inventories, net	4,619,769	5,650,027
Deferred tax asset, net	580,727	727,222
Prepaid taxes	633,658	888,842
Prepaid expenses and other assets	432,282	139,525
Total current assets	17,529,361	19,749,448

Noncurrent assets:
Goodwill	26,448,457	26,476,245
Intangible assets, net	160,792	179,709
Net investment in sales-type leases, less current portion above	136,857	167,399
Property, plant & equipment, net	10,459,394	10,411,329
Other assets	21,002	34,411
Total noncurrent assets	37,226,502	37,269,093
Total assets	$54,755,863	$57,018,541

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$604,436	$1,123,582
Revolving line of credit	3,706,527	4,394,727
Lease payable	3,133	5,303
Accounts payable	3,446,437	4,847,799
Current unearned revenue	2,234,216	1,505,609
Accrued liabilities	2,553,679	2,392,846
Total current liabilities	12,548,428	14,269,866

Noncurrent liabilities:
Long-term debt, less current portion above	1,611,494	1,697,039
Accrued long-term liability	144,100	144,100
Noncurrent unearned service revenue	64,690	64,895
Noncurrent deferred tax liability, net	3,304,674	3,744,704
Total noncurrent liabilities	5,124,958	5,650,738

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,233,529 and 11,197,025 issued at April 30, 2006 and October 31, 2005, respectively	11,233	11,197
Paid-in capital	13,067,676	12,999,074
Retained earnings	26,248,227	26,332,325
Less treasury stock, at cost (1,018,788 shares at April 30, 2006 and October 31, 2005)	(2,244,659)	(2,244,659)
Total shareholders’ equity	37,082,477	37,097,937
Total liabilities and shareholders’ equity	$54,755,863	$57,018,541

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended April 30,		Ended April 30,
	2006	2005	2006	2005

Systems sales	$7,556,449	$6,282,216	$13,257,725	$12,634,310
Services	7,248,178	7,369,222	13,667,118	14,300,044
Other revenues	89,463	552,815	651,759	1,184,628
Net sales and service revenues	14,894,090	14,204,253	27,576,602	28,118,982

Cost of systems sales	5,723,797	4,606,365	9,841,398	9,472,098
Services costs	5,197,965	5,135,046	10,293,864	10,056,248
Cost of other revenues & corporate COGS	436,582	574,218	1,129,243	1,195,236
Total cost of sales and service	11,358,344	10,315,629	21,264,505	20,723,582

Gross profit	3,535,746	3,888,624	6,312,097	7,395,400

Operating expenses
Selling, general and administrative	3,315,060	3,507,750	6,142,258	6,906,275
Amortization	102,532	94,415	203,729	185,876
Total operating expenses	3,417,592	3,602,165	6,345,987	7,092,151

Income (loss) from operations	118,154	286,459	(33,890)	303,249

Interest expense	(25,902)	(42,398)	(97,799)	(54,782)
Interest and other income	11,377	27,472	19,591	152,210
Total interest and other income (expense)	(14,525)	(14,926)	(78,208)	97,428

Income (loss) before provision for income taxes	103,629	271,533	(112,098)	400,677
Provision (benefit) for income taxes	47,000	107,000	(28,000)	158,000

Net income (loss)	$56,629	$164,533	$(84,098)	$242,677

Earnings (loss) per share
Basic	$0.01	$0.02	$(0.01)	$0.02

Diluted	$0.01	$0.02	$(0.01)	$0.02

Weighted average shares outstanding	10,214,567	10,048,783	10,201,651	10,037,869

Weighted average equivalent shares	10,214,606	10,084,358	10,205,033	10,079,047

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock			Retained
	Shares Issued	Par Value	Shares	Amount	Paid- in Capital	Earnings	Total

Balance- October 31, 2005	11,197,025	$11,197	1,018,788	$(2,244,659)	$12,999,074	$26,332,325	$37,097,937

Stock options exercised $.001 par value	36,504	36	—	—	59,854	—	59,890
Tax benefit of stock options	—	—	—	—	8,748	—	8,748

Net loss	—	—	—	—	—	(84,098)	(84,098)

Balance- April 30, 2006	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,067,676	$26,248,227	$37,082,477

The accompanying notes are an integral part of this consolidated financial statement.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended April 30,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$(84,098)	$242,677

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	253,077	361,979
Amortization	203,729	185,876
Loss (gain) on sale of assets	4,184	(4,031)
Ineffectiveness of cash flow hedge	—	(12,476)
Provision for excess and obsolete inventory	51,000	36,611
Change in assets and liabilities, net of acquisitions:
Decrease in net investment in sales-type leases & other receivables	158,988	80,617
Decrease in trade account receivables	833,235	1,035,930
Decrease (increase) in inventories	979,258	(291,459)
Decrease in deferred tax asset	146,495	125,050
Increase in prepaid expenses and other assets	(279,348)	(238,453)
Decrease (increase) in prepaid taxes	255,184	(428,033)
(Decrease) increase in accounts payable	(1,401,362)	620,391
Increase in unearned revenue	728,402	303,325
Increase in accrued taxes	19,108	19,108
Increase (decrease) in accrued liabilities and lease payable	158,663	(138,229)
(Decrease) increase in deferred tax liability	(415,296)	658,201
Total adjustments	1,695,317	2,314,407

Net cash provided by operating activities	1,611,219	2,557,084

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(6,015)
Additions to property, plant & equipment	(507,770)	(430,852)
Proceeds from sale of assets	17,632	200
Net cash used in investing activities	(490,138)	(436,667)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	11,602,866	10,924,024
Principal payments on debt	(604,691)	(604,690)
Payments on revolving line of credit	(12,291,066)	(12,503,977)
Exercise of stock options	52,584	16,601
Net cash used in financing activities	(1,240,307)	(2,168,042)

Net decrease in cash and cash equivalents	(119,226)	(47,625)

Cash and cash equivalents, beginning of period	176,688	141,054
Cash and cash equivalents, end of period	$57,462	$93,429

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $146,596 in 2006 and $91,116 in 2005	$88,678	$59,266
Cash paid during the period for income taxes	$27,304	$36,961

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 30, 2006

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

The following is tabulation of business segment information for the three months ended April 30, 2006 and 2005.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total
2006
Sales	$5,324,036	$2,232,413	$7,248,178	$89,463	$14,894,090
Cost of sales	(4,044,850)	(1,678,947)	(5,197,965)	(436,582)	(11,358,344)
Gross profit	$1,279,186	$553,466	$2,050,213	$(347,119)	$3,535,746

2005
Sales	$4,820,155	$1,462,061	$7,369,222	$552,815	$14,204,253
Cost of sales	(3,590,780)	(1,015,585)	(5,135,046)	(574,218)	(10,315,629)
Gross profit	$1,229,375	$446,476	$2,234,176	$(21,403)	$3,888,624

The following is tabulation of business segment information for the six months ended April 30, 2006 and 2005.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total
2006
Sales	$9,512,891	$3,744,834	$13,667,118	$651,759	$27,576,602
Cost of sales	(7,058,654)	(2,782,744)	(10,293,864)	(1,129,243)	(21,264,505)
Gross profit	$2,454,237	$962,090	$3,373,254	$(477,484)	$6,312,097

2005
Sales	$9,677,931	$2,956,379	$14,300,044	$1,184,628	$28,118,982
Cost of sales	(7,425,428)	(2,046,670)	(10,056,248)	(1,195,236)	(20,723,582)
Gross profit	$2,252,503	$909,709	$4,243,796	$(10,608)	$7,395,400

Stock-Based Compensation Plans

In December 2004 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”). This new statement superseded APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. The statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost is to be recognized over the period during which an employee is required to provide service in exchange for the award. The Company adopted the standard on November 1, 2005 using the modified prospective method of transition provided in SFAS 123R. Under this method of transition, SFAS 123R applies to new equity-based awards or to awards modified after the date of adoption. Additionally, compensation cost is to be recognized for previously issued, but unvested awards. Such cost is to be recognized over the remaining length of service required under the award and in an amount based on the same value that was previously used for disclosure under SFAS 123. Because option holders were fully vested in all outstanding options at the time of adoption of SFAS 123R, the Company did not record any compensation expense in association with outstanding equity-based awards in the current period. The table below presents the impact of issued stock options on the prior year’s reporting period as if the expense had been recorded in the consolidated financial statements based on the fair value method.

	For the Three Months Ended April 30, 2005	For the Six Months Ended April 30, 2005
Net income as reported	$164,533	$242,677
Total stock-based employee compensation expense or reduction of expense determined under fair value based method for all awards, net of related tax effects	(106)	1,415
Pro forma net income	$164,427	$244,092

EARNINGS PER SHARE:
As reported – Basic	$0.02	$0.02
As reported – Diluted	$0.02	$0.02

Pro forma – Basic	$0.02	$0.02
Pro forma – Diluted	$0.02	$0.02

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

2. ACCOUNTS RECEIVABLE:

Trade accounts receivable consists of the following:

	April 30, 2006	October 31, 2005

Trade receivables	$11,086,298	$11,932,173
Less- reserve for doubtful accounts	(285,503)	(298,143)
Net trade receivables	$10,800,795	$11,634,030

3. INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following components:

	April 30, 2006	October 31, 2005

Finished goods and spare parts	$4,989,547	$5,831,560
Raw materials	175,406	358,646
	5,164,953	6,190,206
Less- reserve for excess and obsolete inventories	(545,184)	(540,179)
Total inventories, net	$4,619,769	$5,650,027

4. PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	Estimated Useful Lives	April 30, 2006	October 31, 2005

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-10	3,745,564	4,720,698
Software development costs, work-in-process	N/A	5,601,977	5,410,558
Software development costs of components placed into service	3-10	1,752,547	1,695,370
Hardware	3-5	599,439	589,905
Land	—	611,582	611,582
Office furniture	5	1,096,956	1,114,073
Auto	5	405,684	384,278
Other	3-7	267,215	549,613

Total property, plant and equipment		16,478,918	17,474,031
Less- accumulated depreciation		(6,019,524)	(7,062,702)

Total property, plant and equipment, net		$10,459,394	$10,411,329

Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use. The Company capitalized $146,596 and $91,116 in interest costs in the six months ended April 30, 2006 and 2005, respectively.

5. INCOME TAXES:

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	April 30, 2006	October 31, 2005
Deferred tax assets:
Net operating loss carryforward	$890,590	$—
Currently nondeductible reserves	230,602	238,379
Accrued liabilities	198,672	300,255
Prepaid service contracts	97,672	111,771
Other	74,090	87,972
Total deferred tax asset	1,491,626	738,377

Deferred tax liabilities:
Intangible assets	3,340,634	2,992,299
Depreciation	842,668	734,394
Tax income to be recognized on sales-type lease contracts	32,271	29,166
Total deferred tax liability	4,215,573	3,755,859
Net deferred tax liability	$(2,723,947)	$(3,017,482)

	April 30, 2006	October 31, 2005
Net deferred liability as presented on the balance sheet:
Current deferred tax asset	$580,727	$727,222
Noncurrent deferred tax liability	(3,304,674)	(3,744,704)
Net deferred tax liability	$(2,723,947)	$(3,017,482)

The Company has recorded a tax benefit of $28,000 or 25% and a tax provision of $158,000 for the six months ended April 30, 2006 and 2005, respectively, reflecting the statutory federal tax rate of 34% plus a blended state income tax rate of approximately 5% less the impact of minimum income tax payments in certain states.

6. CREDIT AGREEMENTS:

The Company has a revolving credit and term loan agreement with a bank containing three separate notes:  a term loan amortizing over 36 months, a mortgage agreement amortizing over 13 years, and a $7.5 million revolving credit agreement to finance growth in working capital. The revolving line of credit is collateralized by trade accounts receivable and inventories. At April 30, 2006 and October 31, 2005, the Company had approximately $3.707 million and $4.395 million, respectively, outstanding on the revolving line of credit. The Company had approximately $3.793 million available under the revolving line of credit at April 30, 2006. Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories. The revolving line of credit matures on September 28, 2006. Long-term debt consists of the following:

	April 30, 2006	October 31, 2005
Term loan, payable in monthly installments of $86,524 plus interest, due September 30, 2006, collateralized by all assets of the Company	$433,313	$952,459

Real estate term note, payable in monthly installments of $14,257 plus interest, plus a fixed payment of $1,198,080 due September 30, 2009, collateralized by a first mortgage on the Company’s building	1,782,617	1,868,162

	2,215,930	2,820,621

Less-current maturities	604,436	1,123,582

Total long-term debt, less current maturities	$1,611,494	$1,697,039

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 5.04% at April 30, 2006) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 7.75% at April 30, 2006) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio. At April 30, 2006, the Company was paying 7.375% on the revolving line of credit borrowings, 6.829% on the term loan and 6.579% on the mortgage note. The credit facility contains several financial covenants common in such agreements, including tangible net worth requirements, limitations on the amount of funded debt to earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements. The Company was in compliance with these covenants.

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

	For the Three Months Ended April 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$56,629	10,214,567	$0.01
Dilutive effect of stock options		39

Diluted EPS
Net income	$56,629	10,214,606	$0.01

	For the Three Months Ended April 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$164,533	10,048,783	$0.02
Dilutive effect of stock options		35,575

Diluted EPS
Net income	$164,533	10,084,358	$0.02

	For the Six Months Ended April 30, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss	$(84,098)	10,201,651	$(0.01)
Dilutive effect of stock options		3,382

Diluted EPS
Net loss	$(84,098)	10,205,033	$(0.01)

	For the Six Months Ended April 30, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$242,677	10,037,869	$0.02
Dilutive effect of stock options		41,178

Diluted EPS
Net income	$242,677	10,079,047	$0.02

Options to purchase 1,119,768 shares of common stock at an average exercise price of $7.17 and 1,122,468  shares of common stock at an average exercise price of $7.17 were not included in the computation of diluted earnings per share for the three months ended April 30, 2006 and 2005, respectively, because inclusion of these options would be antidilutive. Options to purchase 1,119,768 shares of common stock at an average exercise price of $7.17 and 240,193 shares of common stock at an average exercise price of $15.62 were not included in the computation of diluted earnings per share for the six months ended April 30, 2006 and 2005, respectively, because inclusion of these options would be antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various “forward-looking statements.”  All statements, other than statements of historical fact, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements. These statements include, but are not limited to, statements concerning future revenues, future costs, future earnings or losses, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information. These and other forward-looking statements generally contain, and can be identified by words such as “expect,” “intend,” “believe,” “estimate,” “plan,” “anticipate” “forecast,” “project” and similar words or expressions, and by discussions of strategy or intentions. Forward-looking statements are not guarantees of performance but rather reflect our current expectations, assumptions and beliefs based upon information currently available to us. Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties which are difficult to predict and that could cause actual results to differ materially from those projected. Many of these risks and uncertainties are described below under Item 1.A Risk Factors under Part II of this report and in the Company’s Annual Report on Form 10-K, which was filed on January 9, 2006. All forward-looking statements should be read in conjunction with these risk factors.

Overview

Strategy. In our second fiscal quarter, we began to experience positive results from our fiscal 2006 strategies of focusing on top-line revenue growth, sales of managed services, and services gross margins. Our total revenues in the second quarter increased 17% compared to the first quarter of this year and were up 5% compared to the second quarter of last fiscal year.

During the second quarter, we continued our balanced investment in our sales force supporting the Nortel and Avaya product lines and we enjoyed increases in the sales of systems compared to the first quarter of fiscal 2006 and compared to last year. We continue to closely monitor the productivity of our sales force and make changes as appropriate. Also contributing to the increase in total revenues were newly acquired services revenues from our managed services initiative. Managed services represent our service relationships with systems integrators or equipment manufacturers in which we maintain communications systems for their mid-sized to large, multi-location customers who desire to work with just one vendor for their technical support needs. Generally, we earn recurring revenues from these customers in the form of fixed monthly maintenance fees and time and materials charges for services not covered under the maintenance contract. Securing these contracts usually requires an extended sales effort and substantial on-going dedicated service and administrative support to meet the demands of these high profile customers. We are focusing some existing sales resources as well as new sales resources on this initiative as part of our strategy to increase our services revenues as a proportion of total revenues. We believe that this initiative is integral to our long-term strategy. The increased revenues from managed services contracts coupled with the addition of other new service contracts helped to improve the margins earned in our National Service Center (“NSC”) by absorbing our substantial investment in Nortel technical talent.

Operating Summary.  Our revenues for the second quarter of fiscal 2006 were $14.9 million, an increase of 5% compared to the second quarter of fiscal 2005. This increase consists of a 20% increase in sales of systems partially offset by a 2% decrease in services revenues and an 84% decrease in other revenues. Revenues for the six months ending April 30, 2006 were $27.6 million, a decrease of 2% over the same period last year. This decrease consisted of decreases in services revenues and other revenues of 4% and 45%, respectively, partially offset by a 5% increase in systems sales. Our operating results in the second quarter of fiscal 2006 were net income of $57,000 compared to net income of $165,000 in the second quarter of last year and a net loss of $84,000 for the six months ended April 30, 2006 compared to net income of $243,000 last year. These results generally reflect lower gross margins earned in the current year which have been partially offset by slightly lower operating expenses. These items are discussed in more detail under “Results of Operations” below.

Financial Position Summary.  Our financial condition improved during the second quarter as term debt was reduced 12%, revolver debt was reduced 19%, and cash earned from operations was $813,000. For the six-month period ended April 30, 2006, our term debt has been reduced 21%, our revolver debt has been reduced 16% and our cash earned from operations was $1.6 million. These items are discussed in more detail under “Financial Condition” below.

Expectations.  We expect to see continued improvement in our operating results during the balance of the fiscal year. We expect these improvements to come from both increased systems sales and services revenues, particularly our managed services initiative. We expect operating expenses to remain relatively stable for the remainder of the year. All of these factors are critical to our expectation of improved operating results in the third and fourth quarters. Additional risk factors that might affect our short- and long-term results are presented in the “Risk Factors” section below and in our most recently filed Form 10-K.

The following discussion presents additional information regarding our financial condition and results of operations for the three- and six-month periods ending April 30, 2006 and should be read in conjunction with our comments above as well as the “Risk Factors” section below.

Financial Condition

Cash provided by operations in the first half of fiscal 2006 was $1.6 million. These cash flows included non-cash charges of $512,000 that offset the operating loss of $84,000 coupled with an $833,000 reduction in accounts receivable, a $979,000 reduction in inventories, and $772,000 in net increases in other working capital items, primarily unearned revenue. These increases in cash flows were partially offset by a decrease in accounts payable of $1.4 million. These net operating cash flows were used primarily to reduce our term debt by $604,000, reduce borrowings on our working capital revolver by $688,000, and to fund capital expenditures of $490,000. Most of our capital expenditures during the first half of the year were for upgrading our internal voice and data infrastructure and for our Oracle software implementation.

Our business is generally not capital intensive and most capital expenditures relate to maintaining, updating and expanding our technology infrastructure to support our employee base. We continue to test the functionality of our new Oracle software platform by transitioning certain transaction and/or customer sets from the legacy platforms to Oracle. When fully implemented, Oracle will support all of our operating and financial reporting activities, will condense three existing software platforms down to one, and will provide a long-term solution that will support rapid expansion of our customer base and revenues.

Our total debt at April 30, 2006 was $5.9 million, which consisted of a mortgage on our corporate headquarters building of $1.8 million, a term note of $0.433 million, and $3.7 million outstanding on the working capital revolver. Payments on the mortgage note are based on a 13-year amortization schedule and the note is due in full or will be refinanced by September 30, 2009. The term note is secured by the general assets of the Company. Payments on the term note are based on a three-year amortization schedule and it is due and will be amortized in full on September 30, 2006. Required principal payments on the two notes total $302,000 per quarter. The credit agreement, which encompasses both the notes discussed above and the line of credit, contains certain financial covenants common in such agreements. These covenants include tangible net worth requirements, limitations on the amount of funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization, limitations on capital spending, and debt service coverage requirements. At April 30, 2006, we were in compliance with all the covenants.

The total amount available under the working capital revolver is based on the qualified balances of accounts receivable and inventories and is subject to a maximum of $7.5 million. At April 30, 2006 there was $3.8 million available for future borrowings under the revolver.

The table below presents our contractual obligations at April 30, 2006 as well as payment obligations over the next five years:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	2 – 3 Years	4 – 5 Years
Long-term debt	$2,559,693	$723,701	$532,728	$1,303,264
Operating leases	743,040	270,831	376,201	96,008
Total	$3,302,733	$994,532	$908,929	$1,399,272

Results of Operations

For the second quarter of fiscal 2006 we earned net income of $57,000 on revenues of $14.9 million compared to net income of $165,000 on revenues of $14.2 million in the second quarter of last year. For the six month period ending April 30, 2006, we recorded a net loss of $84,000 on revenues of $27.6 million compared to net income of $243,000 on revenues of $28.1 million for the same period last year. The narrative below provides further explanation of these results.

Systems Sales.  Systems sales were $7.6 million compared to $6.3 million in the second quarter of fiscal 2006 and 2005, respectively, a 20% increase. This increase consisted of an increase in sales of systems to commercial customers of $504,000 or 10%, and an increase in sales of systems to lodging customers of $770,000 or 53%. For the six-month period ending April 30, systems sales were $13.3 million compared to $12.6 million in the first six months of fiscal 2006, respectively, a 5% increase. These increases included an increase of $788,000 or 27% in sales of systems to lodging customers, which was partially offset by a decrease in sales of systems to commercial customers of $165,000 or 2%. The increases in sales of systems to lodging customers in fiscal 2006 to date reflects the health of the hospitality industry as most major hotel chains are building new hotels and expanding or remodeling existing properties. We expect our sales to lodging customers to return to historical levels for the remainder of the fiscal year. The improvement in sales of systems to commercial customers in the second quarter reflects the improved sales funnels and increased bookings that we began to see in the first quarter. We are cautiously optimistic that this trend will continue for the balance of the fiscal year.

Service Revenues.  Service revenues consist of the following:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2006	2005	2006	2005
National Service Center	$5,491,000	$5,116,000	$10,641,000	$10,387,000
Installation & Professional Services	1,757,000	2,253,000	3,026,000	3,913,000
Total installation and service revenue	$7,248,000	$7,369,000	$13,667,000	$14,300,000

Revenues earned by our NSC increased 7% and 2% in the three- and six-month periods ending April 30, 2006, respectively. Most of this growth reflects results from our emphasis on selling managed services, primarily to Nortel end-user customers. This growth initiative is a key strategy in fiscal 2006 as we reorient our revenue base toward recurring service revenues as a greater proportion of our total revenues. During the second quarter, we began earning revenues from managed services sales contracts which were secured in the fourth quarter of fiscal 2005 and first quarter of this year. We are continuing to commit sales resources to this effort as investment will allow and we expect continued growth in this segment of our business. However, because of the long sales cycles and existing contractual commitments of potential customers with their current providers, it is not possible to predict the timing of the expected growth.

Our installation and professional services revenues declined 22% and 23% in the three- and six-month periods ending April 30, 2006, respectively. Installation and professional services revenues historically trends with sales of systems. However, in the first and second quarters of fiscal 2005 we enjoyed a boost in our installation revenues as the result of a subcontractor arrangement with the Metropolitan Atlanta Rapid Transit Authority (“MARTA”) as the end-user customer. Under this contract, we earned installation-only revenues last year by installing communications systems at multiple MARTA locations. There was not a similar revenue event in the first half of fiscal 2006. Consequently, our installation revenues in fiscal 2006 have resumed their historical relationship with systems sales.

Gross Margins.  The table below presents the gross margins earned on our primary revenue streams for:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
Gross Margins	2006	2005	2006	2005
Systems sales	24.3%	26.7%	25.8%	25.0%
Service revenues	28.3%	30.3%	24.7%	29.7%
Other revenues	10.1%	56.5%	33.6%	55.8%
Corporate cost of goods sold	-2.4%	-2.3%	-2.5%	-2.4%
Total sales and service revenues	23.7%	27.4%	22.9%	26.3%

The gross margins on systems sales declined slightly in the second quarter of fiscal 2006 compared to last year, but remain slightly ahead of last year for the year-to-date period. The decline in gross margins in the second quarter reflects the continued pressure on gross margins as we try to increase our systems sales revenues. Year-to-date margins remained relatively stable because the mix of products sold earned higher than average vendor rebates in the first quarter of this year. We expect to continue to face pressure on our systems sales gross margins and our desire to maintain these margins may impact our revenue volumes and may limit our ability to increase our revenues.

Our gross margins earned on Services revenues improved in the second quarter of fiscal 2006 compared to the first quarter of the year. The improvements, which included improvements in both installation and NSC gross margins, primarily reflected increased revenues which absorbed the substantial investment in Nortel technical competency we have made. We believe this revenue increase, particularly the NSC revenue improvement, is sustainable. Services gross margins earned in both the second quarter and six-month periods ending April 30, 2006 were lower than the gross margins earned in those same periods last year primarily because of the additional revenues earned last year during these periods from the MARTA contract which is discussed under Services revenues above.

A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold. A portion of our other revenues typically represent sales and cost of goods sold on equipment or services outside our normal provisioning processes and by their nature vary significantly in both sales volume and gross margins earned. Another segment of other revenues represents the sale of Avaya maintenance contracts for which we earn either a gross profit or commissions from Avaya. We have no continuing service obligation associated with these revenues and gross profits. The decline in the gross margin on other revenues primarily reflects a decline in sale of these maintenance contracts. This is an unpredictable revenue stream which is dependent upon expiration dates of existing contracts, installation dates of new systems, and the number of years that customers contract for services. We expect these revenues to return to their historical levels, but no assurance can be given. Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.  Our total operating expenses decreased $185,000 or 5% in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 and decreased $746,000 or 11% for the first half of fiscal 2006 compared to last year. These decreases reflected decreases in selling and general and administrative expenses. Sales expenses declined primarily due to lower headcounts in both account executives and sales engineers compared to last year. General and administrative expenses declined as a result of lower marketing costs, reduced auditing and legal fees, and lower information technology department spending. The year-to-date decline in operating expenses also reflects higher vendor marketing reimbursements which are recorded as contra expense. These reimbursements reflect the resolution of incentives that related to fiscal 2005 purchases, but were not approved by the vendors until the first quarter. We expect vendor incentive payments to return to historical levels for the remainder of the fiscal year. Partially offsetting these decreases were higher insurance costs, the addition of one executive officer, and increased property taxes on our headquarters building due to the expiration of an ad valorem tax rebate.

Interest Expense and Other Income.  Net interest expense and other income was $15,000 in expense in both the second quarters of fiscal 2006 and 2005. For the six months ending April 30, 2006, we recorded net interest and other expense of $78,000 in expense compared to $97,000 in income for the year ago period. Other income was unusually high in the first quarter of last year due to the collection of $87,000 for an accounts receivable that had been previously written off. There was not a similar significant transaction in the current quarter.

Tax Provision.  We recorded a combined federal and state tax benefit of 45% for the second quarter of fiscal 2006 compared to provision of 39% for the same period last year. For the six months ending April 30, 2006, we recorded a tax benefit of 25% compared to a tax provision of 39% for the same period a year ago. The tax benefit recorded for the year-to-date period reflects the effective federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. We did not use derivative financial instruments for speculative or trading purposes during the three months ending April 30, 2006.

Interest Rate Risk. We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt. Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (5.04% at April 30, 2006) plus 1.25% to 2.75% or the bank’s prime rate (7.75% at April 30, 2006) less 0.0% to minus 1.125%. A hypothetical 1% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of April 30, 2006 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We continue to monitor Phonometrics’ efforts to challenge certain awards of attorneys’ fees against it. A detailed description of the Phonometrics’ cases is contained in our Annual Report on Form 10-K for the fiscal year ended October 31, 2005, and updated in our Form 10-Q for the quarter ended January 31, 2006.

ITEM 1A. RISK FACTORS

The information presented below is an update to the “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005 and should be read in conjunction therewith. Except as set forth below, the Risk Factors included in the Company’s Form 10-K for its 2005 fiscal year have not materially changed.

The gross margins earned on our Services revenues have declined sharply over the past year and we may be unable to restore them to their previous levels.

Our margins earned on Services revenues have declined in the first half of fiscal 2006, particularly the gross margins earned by the NSC. As discussed above under “Gross Margins” in the “Results of Operations” section, we have undertaken some actions to correct this decline, but the underlying causes of this decline may be tied to changes in the mix of our Services revenues, increased competition, and tougher negotiating by customers. As such, it may not be possible to restore our Services gross margins to the levels enjoyed in previous years.

For our current operating model to be profitable, our systems sales need to improve while maintaining current gross profit margins.

Our operating model, specifically the sales infrastructure and related compensation plans, require higher levels of systems sales revenues at gross margin percentages similar to those earned to date this year. Many of our competitors have very different operating models with lower fixed sales costs and outsourcing models for installations of systems. As such, they are willing to sell equipment at lower gross margins. We believe that our competitors have successfully captured some of our market share with a lower price, low service commitment strategy. There can be no assurance given that we can maintain our focus on gross margins and also increase our systems sales in the future.

If operating losses widen or continue for several quarters, we would likely become out of compliance with the financial covenants in our credit facility.

Our credit facility contains covenants based on various financial ratios including a funded debt to EBIDA ratio and a debt service coverage ratio. If operating results should continue at levels experienced in the first half of fiscal 2006 or if they should widen significantly, we might become out of compliance with these covenants and be in technical default of the credit agreement. While we would not expect our bank to immediately terminate the credit facility and demand payment of all outstanding debt, they would have the right to do so. Alternatively, the bank might take other actions that would restrict our access to borrowings to fund our business. Such actions could severely restrict our ability to purchase equipment and services from vendors and could materially and negatively impact our results of operations and financial condition.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 4, 2006, at our Annual Meeting of Shareholders, the following incumbent directors were re-elected to the Board of Directors, and the votes cast for each nominee were as follows:

Nominee	For	Withhold

Ron B. Barber	8,544,921	721,999
Donald T. Duke	8,737,173	529,747
Robert D. Hisrich	8,430,617	836,303
Jack R. Ingram	8,607,581	659,339
Ronald L. Siegenthaler	8,622,417	644,503

The shareholders also voted at the Annual Meeting to ratify the selection of Tullius Taylor Sartain & Sartain LLP as our independent auditors, with votes cast as follows:

For	Against	Withhold

8,926,714	50,301	289,905

ITEM 5. OTHER INFORMATION.

On May 24, 2006 the Audit Committee of the Board of Directors retained Ron Barber to serve as an advisor to the Audit Committee for a fee of $15,000. Mr. Barber, a director of the Company, is not a member of the Audit Committee.

ITEM 6.   EXHIBITS.

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

XETA Technologies, Inc.
(Registrant)

Dated: May 26, 2006	By:	/s/ Jack R. Ingram
Jack R. Ingram
Chief Executive Officer

Dated: May 26, 2006	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.