Form 10-Q
period 2006-07-31
XETA TECHNOLOGIES INC
filed 2006-08-31
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

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

Large accelerated filer  ☐     Accelerated filer  ☐     Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2006
Common Stock, $.001 par value	10,214,741

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(Unaudited) July 31, 2006	(Audited) October 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$43,872	$176,688
Current portion of net investment in sales-type leases and other receivables	361,056	533,114
Trade accounts receivable, net	12,536,702	11,634,030
Inventories, net	4,985,822	5,650,027
Deferred tax asset, net	621,540	727,222
Prepaid taxes	19,222	888,842
Prepaid expenses and other assets	384,096	139,525
Total current assets	18,952,310	19,749,448

Noncurrent assets:
Goodwill	26,434,563	26,476,245
Intangible assets, net	151,334	179,709
Net investment in sales-type leases, less current portion above	115,429	167,399
Property, plant & equipment, net	10,439,074	10,411,329
Other assets	5,437	34,411
Total noncurrent assets	37,145,837	37,269,093

Total assets	$56,098,147	$57,018,541

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$344,864	$1,123,582
Revolving line of credit	4,722,320	4,394,727
Lease payable	1,991	5,303
Accounts payable	3,769,735	4,847,799
Current unearned revenue	1,977,564	1,505,609
Accrued liabilities	2,433,809	2,392,846
Total current liabilities	13,250,283	14,269,866

Noncurrent liabilities:
Long-term debt, less current portion above	1,568,722	1,697,039
Accrued long-term liability	688,791	144,100
Noncurrent unearned service revenue	57,408	64,895
Noncurrent deferred tax liability, net	3,164,180	3,744,704
Total noncurrent liabilities	5,479,101	5,650,738

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,233,529 and 11,197,025 issued at July 31, 2006 and October 31, 2005, respectively	11,233	11,197
Paid-in capital	13,067,676	12,999,074
Retained earnings	26,534,513	26,332,325
Less treasury stock, at cost (1,018,788 shares at July 31, 2006 and October 31, 2005)	(2,244,659)	(2,244,659)
Total shareholders’ equity	37,368,763	37,097,937
Total liabilities and shareholders’ equity	$56,098,147	$57,018,541

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended July 31,		Ended July 31,
	2006	2005	2006	2005

Systems sales	$7,791,020	$6,645,819	$21,048,745	$19,280,129
Services	7,778,472	6,631,799	21,445,590	20,931,843
Other revenues	91,003	244,346	742,762	1,428,974
Net sales and service revenues	15,660,495	13,521,964	43,237,097	41,640,946

Cost of systems sales	6,155,423	4,848,945	15,996,821	14,321,043
Services costs	5,120,431	4,730,050	15,414,295	14,786,297
Cost of other revenues & corporate COGS	224,989	326,980	1,354,232	1,522,216
Total cost of sales and service	11,500,843	9,905,975	32,765,348	30,629,556

Gross profit	4,159,652	3,615,989	10,471,749	11,011,390

Operating expenses
Selling, general and administrative	3,574,585	3,394,743	9,716,843	10,301,019
Amortization	103,356	99,450	307,085	285,326
Total operating expenses	3,677,941	3,494,193	10,023,928	10,586,345

Income from operations	481,711	121,796	447,821	425,045

Interest expense	(25,096)	(23,173)	(122,895)	(77,955)
Interest and other income	13,671	4,917	33,262	157,127
Total interest and other income (expense)	(11,425)	(18,256)	(89,633)	79,172

Income before provision for income taxes	470,286	103,540	358,188	504,217
Provision for income taxes	184,000	40,000	156,000	198,000

Net income	$286,286	$63,540	$202,188	$306,217

Earnings per share
Basic	$0.03	$0.01	$0.02	$0.03

Diluted	$0.03	$0.01	$0.02	$0.03

Weighted average shares outstanding	10,214,741	10,093,628	10,180,728	10,056,643

Weighted average equivalent shares	10,214,741	10,116,712	10,208,553	10,091,734

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock			Retained
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Earnings	Total

Balance- October 31, 2005	11,197,025	$11,197	1,018,788	$(2,244,659)	$12,999,074	$26,332,325	37,097,937

Stock options exercised $.001 par value	36,504	36	—	—	52,548	—	52,584
Tax benefit of stock options	—	—	—	—	16,054	—	16,054

Net Income	—	—	—	—	—	202,188	202,188

Balance- July 31, 2006	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,067,676	$26,534,513	37,368,763

The accompanying notes are an integral part of this consolidated financial statement.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended July 31,
	2006	2005
Cash flows from operating activities:
Net income	$202,188	$306,217

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	380,300	539,531
Amortization	307,084	285,326
Loss (gain) on sale of assets	4,466	(4,031)
Ineffectiveness of cash flow hedge		(12,476)
Provision for returns & doubtful accounts receivable		15,263
Provision for excess and obsolete inventory	76,500	36,611
Change in assets and liabilities, net of acquisitions:
Decreae in net investment in sales-type leases & other receivables	224,028	128,494
(Increase) decrease in trade account receivables	(902,672)	808,763
Decrease (increase) in inventories	587,705	(760,648)
Decrease in deferred tax asset	105,682	195,833
(Increase) in prepaid expenses and other assets	(215,597)	(70,470)
Decrease (increase) in prepaid taxes	869,620	(677,441)
(Decrease) increase in accounts payable	(1,078,064)	1,611,691
Increase (decrease) in unearned revenue	464,468	(21,346)
Increase in accrued taxes	28,662	28,662
Increase (decrease) in accrued liabilities and lease payable	582,342	(565,503)
(Decrease) increase in deferred tax liability	(551,450)	865,512
Total adjustments	883,074	2,403,771

Net cash provided by operating activities	1,085,262	2,709,988

Cash flows from investing activities:
Acquisitions, net of cash acquired	—	(56,015)
Additions to property, plant & equipment	(708,852)	(560,524)
Proceeds from sale of assets	17,632	200
Net cash used in investing activities	(691,220)	(616,339)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	18,048,711	16,143,574
Principal payments on debt	(907,035)	(907,035)
Payments on revolving line of credit	(17,721,118)	(17,438,476)
Exercise of stock options	52,584	25,016
Net cash (used in) financing activities	(526,858)	(2,176,921)

Net (decrease) in cash and cash equivalents	(132,816)	(83,272)

Cash and cash equivalents, beginning of period	176,688	141,054
Cash and cash equivalents, end of period	$43,872	$57,782

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $227,934 in 2006 and $143,125 in 2005	$119,823	$82,295
Cash paid during the period for income taxes	$30,904	$40,011

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2006

(Unaudited except where noted)

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

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto made a part of the Company’s Annual Report on Form 10-K, Commission File No. 0-16231, which was filed with the Commission on January 9, 2006.  Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented.  All adjustments made were of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.  Certain reclassifications of prior year amounts have been made to conform to current year presentations.  These reclassifications had no impact on net income.

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

The following is a tabulation of business segment information for the three months ended July 31, 2006 and 2005.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total
2006
Sales	$6,280,894	$1,510,126	$7,778,472	$91,003	$15,660,495
Cost of sales	(4,987,908)	(1,167,515)	(5,120,431)	(224,989)	(11,500,843)
Gross profit	$1,292,986	$342,611	$2,658,041	$(133,986)	$4,159,652

2005
Sales	$5,278,945	$1,366,874	$6,631,799	$244,346	$13,521,964
Cost of sales	(3,877,831)	(971,114)	(4,730,050)	(326,980)	(9,905,975)
Gross profit	$1,401,114	$395,760	$1,901,749	$(82,634)	$3,615,989

The following is tabulation of business segment information for the nine months ended July 31, 2006 and 2005.

	Commercial System Sales	Lodging System Sales	Installation and Service Revenues	Other Revenue	Total
2006
Sales	$15,793,785	$5,254,960	$21,445,590	$742,762	$43,237,097
Cost of sales	(12,046,562)	(3,950,259)	(15,414,295)	(1,354,232)	(32,765,348)
Gross profit	$3,747,223	$1,304,701	$6,031,295	$(611,470)	$10,471,749

2005
Sales	$14,956,876	$4,323,253	$20,931,843	$1,428,974	$41,640,946
Cost of sales	(11,303,259)	(3,017,784)	(14,786,297)	(1,522,216)	(30,629,556)
Gross profit	$3,653,617	$1,305,469	$6,145,546	$(93,242)	$11,011,390

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

	For the Three Months Ended July 31, 2005	For the Nine Months Ended July 31, 2005
Net income as reported	$63,540	$306,217
Total stock-based employee compensation expense or reduction of expense determined under fair value based method for all awards, net of related tax effects	(106)	1,309
Pro forma net income	$63,434	$307,526

EARNINGS PER SHARE:
As reported – Basic	$0.01	$0.03
As reported – Diluted	$0.01	$0.03

Pro forma – Basic	$0.01	$0.03
Pro forma – Diluted	$0.01	$0.03

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

2.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consists of the following:

	July 31, 2006	(Audited) October 31, 2005

Trade receivables	$12,796,258	$11,932,173
Less- reserve for doubtful accounts	(259,556)	(298,143)
Net trade receivables	$12,536,702	$11,634,030

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following:

	July 31, 2006	(Audited) October 31, 2005

Finished goods and spare parts	$5,580,677	$6,190,206
Less- reserve for excess and obsolete inventories	(594,855)	(540,179)
Total inventories, net	$4,985,822	$5,650,027

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	Estimated Useful Lives	July 31, 2006	(Audited) October 31, 2005

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-10	2,695,995	4,720,698
Software development costs, work-in-process	N/A	5,704,957	5,410,558
Software development costs of components placed into service	3-10	1,783,307	1,695,370
Hardware	3-5	599,751	589,905
Land	—	611,582	611,582
Office furniture	5	1,065,413	1,114,073
Auto	5	405,684	384,278
Other	3-7	267,215	549,613

Total property, plant and equipment		15,531,858	17,474,031
Less- accumulated depreciation		(5,092,784)	(7,062,702)

Total property, plant and equipment, net		$10,439,074	$10,411,329

Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $227,934 and $143,125 in interest costs in the nine months ended July 31, 2006 and 2005, respectively.

5.  INCOME TAXES:

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	July 31, 2006	(Audited) October 31, 2005
Deferred tax assets:
Net operating loss carryforward	$1,248,356	$—
Currently nondeductible reserves	222,694	238,379
Accrued liabilities	308,526	300,255
Prepaid service contracts	55,764	111,771
Other	49,866	87,972
Total deferred tax asset	1,885,206	738,377

Deferred tax liabilities:
Intangible assets	3,513,707	2,992,299
Depreciation	885,788	734,394
Tax income to be recognized on sales-type lease contracts	28,351	29,166
Total deferred tax liability	4,427,846	3,755,859
Net deferred tax liability	$(2,542,640)	$(3,017,482)

	July 31, 2006	(Audited) October 31, 2005

Net deferred liability as presented on the balance sheet:
Current deferred tax asset	$621,540	$727,222
Noncurrent deferred tax liability	(3,164,180)	(3,744,704)
Net deferred tax liability	$(2,542,640)	$(3,017,482)

The Company has recorded a tax provision of $156,000 or 44% and $198,000 or 39% for the nine months ended July 31, 2006 and 2005, respectively, reflecting the statutory federal tax rate of 34% plus a blended state income tax rate of approximately 5% and plus the impact of minimum income tax payments in certain states.

6.  CREDIT AGREEMENTS:

The Company has a revolving credit and term loan agreement with a bank containing three separate notes:  a term loan amortizing over 36 months, a mortgage agreement amortizing over 13 years, and a $7.5 million revolving credit agreement to finance growth in working capital.  The revolving line of credit is collateralized by trade accounts receivable and inventories.  At July 31, 2006 and October 31, 2005, the Company had approximately $4.722 million and $4.395 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $2.778 million available under the revolving line of credit at July 31, 2006.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 28, 2006.  Long-term debt consists of the following:

	July 31, 2006	(Audited) October 31, 2005
Term loan, payable in monthly installments of $86,524 plus interest, due September 30, 2006, collateralized by all assets of the Company	$173,741	$952,459

Real estate term note, payable in monthly installments of $14,257 plus interest, plus a fixed payment of $1,198,080 due September 30, 2009, collateralized by a first mortgage on the Company’s building	1,739,845	1,868,162

	1,913,586	2,820,621

Less-current maturities	344,864	1,123,582

Total long-term debt, less current maturities	$1,568,722	$1,697,039

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 5.39% at July 31, 2006) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 8.25% at July 31, 2006) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At July 31, 2006, the Company was paying 7.875% on the revolving line of credit borrowings, 7.084% on the term loan and 7.334% on the mortgage note.  The credit facility contains several financial covenants common in such agreements, including tangible net worth requirements, limitations on the amount of funded debt to earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.  The Company was in compliance with these covenants at July 31, 2006.

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

	For the Three Months Ended July 31, 2006
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic EPS
Net income	$286,286	10,214,741	$0.03
Dilutive effect of stock options		—

Diluted EPS
Net income	$286,286	10,214,741	$0.03

	For the Three Months Ended July 31, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic EPS
Net income	$63,540	10,093,628	$0.01
Dilutive effect of stock options		23,084

Diluted EPS
Net income	$63,540	10,116,712	$0.01

	For the Nine Months Ended July 31, 2006
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic EPS
Net income	$202,188	10,180,728	$0.02
Dilutive effect of stock options		27,825

Diluted EPS
Net income	$202,188	10,208,553	$0.02

	For the Nine Months Ended July 31, 2005
	Income	Shares	Per Share Amount
	(Numerator)	(Denominator)
Basic EPS
Net income	$306,217	10,056,643	$0.03
Dilutive effect of stock options		35,091

Diluted EPS
Net income	$306,217	10,091,734	$0.03

Options to purchase 1,119,768 shares of common stock at an average exercise price of $7.17 and 1,122,468  shares of common stock at an average exercise price of $7.17 were not included in the computation of diluted earnings per share for the three months ended July 31, 2006 and 2005, respectively, because inclusion of these options would be antidilutive.  Options to purchase 1,105,668 shares of common stock at an average exercise price of $7.17 and 1,122,468 shares of common stock at an average exercise price of $7.17 were not included in the computation of diluted earnings per share for the nine months ended July 31, 2006 and 2005, respectively, because inclusion of these options would be antidilutive.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains various “forward-looking statements.”  All statements, other than statements of historical fact, which address activities, events or developments that the Company expects or anticipates will or may occur in the future, are forward-looking statements.  These statements include, but are not limited to, statements concerning future revenues, future costs, future earnings or losses, future capital expenditures, business strategy, competitive strengths, competitive weaknesses, goals, plans, references to future success or difficulties and other similar information.  These and other forward-looking statements generally contain, and can be identified by words such as “expect,” “intend,” “believe,” “estimate,” “plan,” “anticipate,” “forecast,” “project” and similar words or expressions, and by discussions of strategy or intentions.  Forward-looking statements are not guarantees of performance but rather reflect our current expectations, assumptions and beliefs based upon information currently available to us.  Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties which are difficult to predict and that could cause actual results to differ materially from those projected.  Many of these risks and uncertainties are described under Item 1.A Risk Factors in the Company’s Annual Report on Form 10-K which was filed on January 9, 2006, and in updates to such risk factors set forth below under Item 1.A  Risk Factors under Part II of this report.  All forward-looking statements should be read in conjunction with these risk factors.

Overview

Strategy.  In the third quarter of fiscal 2006, we earned our highest level of quarterly net income in two years.  We accomplished these results by executing on our strategies of top line growth through increased sales of managed services and increased systems sales, and through improved services margins.  Our managed services revenues improved 11% in the third quarter compared to last year and our systems sales improved 17% in the third quarter compared to last year.  Our gross margins earned on all services revenues in the third quarter were 34% compared to 29% in the third quarter of last year.  Improved gross margins on managed services activities led the increase in overall services margins.

Managed services represent our service relationships with systems integrators or equipment manufacturers in which we maintain communications systems for their mid-sized to large, multi-location customers who desire to work with just one vendor for their technical support needs.  Managed services also include our service relationships directly with end-users.  Most of our current growth in this market relates to our Nortel product initiative.  Generally, we earn recurring revenues from these customers in the form of fixed monthly maintenance contract fees and time and materials charges for services not covered under the maintenance contract.  Securing these contracts usually requires an extended sales effort and substantial on-going dedicated service and administrative support to meet the demands of these high profile customers.  We are focusing some existing sales resources as well as new sales resources on this initiative as part of our strategy to increase our services revenues as a proportion of total revenues.  We believe that this initiative is integral to our long-term strategy to reduce our financial dependence on systems sales in favor of more predictable, recurring services revenues.  The increased revenues from managed services contracts also helped to improve the margins earned in our National Service Center (“NSC”) by absorbing our substantial investment in Nortel technical talent.  Since our entry into the Nortel market, we have made substantial investments in hiring Nortel certified technicians and in the training and certification of our existing technical force.  These investments were made substantially ahead of revenues which have negatively impacted our services gross margins for the past two years.  The increases in managed services revenues we have enjoyed over the past two fiscal quarters have helped to return our services margins to their historical levels.

Operating Summary.  During the third quarter of fiscal 2006, our revenues were $15.7 million—a 16% increase compared to the third quarter of fiscal 2005—and included a 17% increase in systems sales revenues, a 17% increase in services revenues, and a 63% decrease in other revenues.  Revenues for the nine months ending July 31, 2006 were $43.2 million, an increase of 4% over the same period last year.  This increase consisted of an increase in systems sales revenues of 9%, an increase in services revenues of 2%, and a 48%

decrease in other revenues. Our operating results in the third quarter of fiscal 2006 were net income of $286,000 compared to net income of $64,000 in the third quarter of last year, and net income of $202,000 for the nine months ended July 31, 2006 compared to net income of $306,000 last year.  These items are discussed in more detail under “Results of Operations” below.

Financial Position Summary.  Our financial condition remained strong during the quarter.  Our term debt was reduced by 14% during the quarter and our working capital also improved by 14% during the quarter.  Since the beginning of the year, our term debt has been reduced by 32% and our working capital has grown by 4%.  These items are discussed in more detail under “Financial Condition” below.

The following discussion presents additional information regarding our financial condition and results of operations for the three- and nine-month periods ending July 31, 2006 and should be read in conjunction with our comments above as well as the “Risk Factors” section below.

Financial Condition

Cash provided by operations for the nine months ended July 31, 2006 was $1.1 million.  These cash flows included net income and non-cash charges of $971,000 and an $115,000 in net changes in working capital items.  Changes in working capital items included a $1.1 million reduction in accounts payable, a $600,000 reduction in inventories during the year, and an increase in accounts receivable of $903,000 caused by the timing of orders and shipments during the third quarter.

During the year, we have funded capital expenditures of $704,000 and reduced our term debt by $907,000.  Most of our capital expenditures during the first nine months of the year were for upgrading our internal voice and data infrastructure and for our Oracle software implementation.  Our business is generally not capital intensive and most capital expenditures relate to maintaining, updating and expanding our technology infrastructure to support our employee base.  We continue to test the functionality of our new Oracle software platform by transitioning certain transaction and/or customer sets from the legacy platforms to Oracle.  When fully implemented, Oracle will support all of our operating and financial reporting activities, will condense three existing software platforms down to one, and will provide a long-term solution that will support rapid expansion of our customer base and revenues.

On September 30, 2006 we will retire one of our term notes and our annual debt service obligation will be reduced to $171,000 from its current level of $1.2 million.  Our total debt at July 31, 2006 was $6.6 million, which consisted of a mortgage on our corporate headquarters building of $1.7 million, a term note of $0.174 million, and $4.7 million outstanding on the working capital revolver.  Payments on the mortgage note are based on a 13-year amortization schedule and the note is due in full or will be refinanced by September 30, 2009.  The term note is secured by the general assets of the Company.  Payments on the term note are based on a three-year amortization schedule and it is due and will be amortized in full on September 30, 2006.  Required principal payments on the two notes total $302,000 per quarter.  The credit agreement, which encompasses both the notes discussed above and the line of credit, contains certain financial covenants common in such agreements.  These covenants include tangible net worth requirements, limitations on the amount of funded debt to Earnings Before Interest, Taxes, Depreciation, and Amortization, limitations on capital spending, and debt service coverage requirements.  At July 31, 2006, we were in compliance with all the covenants.

The total amount available under the working capital revolver is based on the qualified balances of accounts receivable and inventories and is subject to a maximum of $7.5 million.  At July 31, 2006 there was $2.8 million available for future borrowings under the revolver.

The table below presents our contractual obligations at July 31, 2006 as well as payment obligations over the next five years:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	2 — 3 Years	4 — 5 Years
Long-term debt	$2,258,013	$468,319	$548,312	$1,241,382
Operating leases	679,580	264,165	339,603	75,812
Total	$2,937,593	$732,484	$887,915	$1,317,194

Results of Operations

For the third quarter of fiscal 2006 we earned net income of $286,000 on revenues of $15.7 million compared to net income of $64,000 on revenues of $13.5 million in the third quarter of last year.  For the nine-month period ending July 31, 2006, we earned net income of $202,000 on revenues of $43.2 million compared to net income of $306,000 on revenues of $41.6 million for the same period last year.  The narrative below provides further explanation of these results.

Systems Sales.  Systems sales were $7.8 million compared to $6.6 million in the third quarter of fiscal 2006 and 2005, respectively, a 17% increase.  This increase consisted of an increase in sales of systems to commercial customers of $1.0 million or 19%, and an increase in sales of systems to lodging customers of $143,000 or 10%.  For the nine-month period ending July 31, systems sales were $21.0 million compared to $19.3 million in the first nine months of fiscal 2005, a 9% increase.  These increases included an increase of $837,000 or 6% in sales of systems to commercial customers and a $932,000 or 22% increase in sales of systems to lodging customers.  In the first half of fiscal 2006, we enjoyed especially strong sales of systems to lodging customers as most major hotel chains are building new hotels and expanding or remodeling existing properties.  As expected, this trend moderated in the third quarter and these sales returned to their historical levels.  The improvement in sales of systems to commercial customers in the second and third fiscal quarters reflects the improved sales funnels and increased bookings that we began to see in the first quarter.

Service Revenues.  Service revenues consist of the following:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2006	2005	2006	2005
National Service Center	$5,762,000	$5,188,000	$16,403,000	$15,575,000
Installation & Professional Services	2,016,000	1,444,000	5,043,000	5,357,000
Total services revenue	$7,778,000	$6,632,000	$21,446,000	$20,932,000

Revenues earned by our NSC increased 11% and 5% in the three- and nine-month periods ending July 31, 2006, respectively.  Most of this growth reflects results from our emphasis on selling managed services, primarily to Nortel end-user customers.  This growth initiative is our key strategy in fiscal 2006 as we reorient our revenue base toward recurring service revenues as a greater proportion of our total revenues.  We are continuing to commit sales resources to this effort and we expect continued growth in this segment of our business.  However, in some cases, long sales cycles and existing contractual commitments of potential customers with their current providers, delay the timing of these new revenues.

Our installation and professional services revenues increased 40% in the third quarter of fiscal 2006 compared to the prior year, but are down 6% on the year-to-date basis.  The increase in installation revenues in the third quarter reflects the increase in systems sales coupled with the timing of systems installations that were shipped in the second quarter, but installed in our third quarter.  Most of the decline in the year-to-date results reflect the fact that in the first and second quarters of fiscal 2005 we enjoyed a boost in our installation revenues as the result of a subcontractor arrangement with the Metropolitan Atlanta Rapid Transit Authority (“MARTA”) as the end-user customer.  Under this contract, we earned installation-only revenues last year by installing communications systems at multiple MARTA locations.  There has not been a similar revenue event in fiscal 2006.  Consequently, our installation revenues in fiscal 2006 have resumed their historical relationship with systems sales.

Gross Margins.  The table below presents the gross margins earned on our primary revenue streams for:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
Gross Margins	2006	2005	2006	2005
Systems sales	21.0%	27.0%	24.0%	25.7%
Service revenues	34.2%	28.7%	28.1%	29.4%
Other revenues	243.7%	101.5%	59.3%	63.6%
Corporate cost of goods sold	-2.3%	-2.4%	-2.4%	-2.4%
Total sales and service revenues	26.6%	26.7%	24.2%	26.4%

The gross margins on systems sales reflects the shipment of a large, lower margin project in the third quarter of fiscal 2006 and higher than normal margins on some larger orders and upgrades in the third quarter of last year.  Installation revenues associated with this order will be realized in the fourth fiscal quarter and we are hopeful that this customer will become a significant, managed services customer in the future.  The decline in year-to-date margins occurred in the third quarter due to the factors described above. We expect to continue to face pressure on our systems sales gross margins and our desire to maintain these margins may impact our revenue volumes and may limit our ability to increase our revenues.

The improvement in the gross margins earned on Service revenues in the third quarter came entirely from improvements in gross margins earned by the NSC as gross margins earned on installation activities declined slightly.  As described above, the increases in NSC revenues have absorbed the extra layer of costs we have incurred to successfully add the Nortel product line to our business.  Year-to-date services margins were slightly lower than in the previous year primarily because of the additional revenues earned last year from the MARTA contract which is discussed under Services revenues above.  The gross margins on installation revenues associated with systems sales depend primarily on the volume of installation revenues that can be achieved in each period.  There is a large fixed component associated with the costs in the installation department and historically, we have struggled to earn enough installation revenues each quarter to produce a consistent and acceptable gross margin on these revenues.  These fixed costs primarily represent personnel costs of certified engineers and technicians capable of installing the complex systems we sell.  We expect the installation of new systems and upgrades to continue to produce lower margins than our other revenue streams.

A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold.  A portion of our other revenues typically represent sales and cost of goods sold on equipment or services outside our normal provisioning processes and by their nature vary significantly in both sales volume and gross margins earned.  Another segment of other revenues represents the sale of Avaya maintenance contracts for which we earn either a gross profit or commission from Avaya.  We have no continuing service obligation associated with these revenues and gross profits.  The decline in the gross margin on other revenues primarily reflects a decline in sale of these maintenance contracts.  This is an unpredictable revenue stream which is dependent upon expiration dates of existing contracts, installation dates of new systems, and the number of years that customers contract for services.  Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.  Our total operating expenses increased $184,000 or 5% in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 and decreased $562,000 or 5% for the first nine months of fiscal 2006 compared to last year.  The increase in operating expenses in the third quarter reflects higher commissions and other incentive compensation due to higher gross margins and profitability.  For the year-to-date period, increased commissions and incentive compensation expenses were more than offset by lower  sales, marketing, and legal expenses and increased vendor incentive payments to produce overall lower operating expenses.

Interest Expense and Other Income.  Net interest expense and other income was $11,000 in expense in the third quarter of fiscal 2006 compared to $18,000 in expense in the third quarter of fiscal 2005.  For the nine months ending July 31, 2006, we recorded net interest and other expense of $90,000 in expense compared to $79,000 in income for the year ago period.  Other income was unusually high in the first quarter of last year due to the collection of $87,000 for an accounts receivable that had been previously written off.  There was not a similar significant transaction in the current quarter.

Tax Provision.  We recorded a combined federal and state tax provision of 39% for both the third quarters of fiscal 2006 and 2005.  For the nine months ending July 31, 2006, we recorded a tax provision of 44% compared to a tax provision of 39% for the same period a year ago.  The tax provision recorded for the year-to-date period reflects the effective federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates.  We did not use derivative financial instruments for speculative or trading purposes during the three months ending July 31, 2006.

Interest Rate Risk.   We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (5.39% at July 31, 2006) plus 1.25% to 2.75% or the bank’s prime rate (8.25% at July 31, 2006) less 0.0% to minus 1.125%.  A hypothetical 1% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of July 31, 2006 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal controls or in other factors that could materially affect, or is reasonably likely to materially affect, these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

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

A significant portion of our expected growth in managed service revenues is dependent upon our relationship with a single customer.

Much of the current growth in our managed services offering is coming from a single customer as they use us as a subcontractor to service many of their high profile end-user customers.  While we believe our relationship with this customer is strong, future changes in personnel, negative service events, and competitive factors could jeopardize this revenue stream.

Hitachi’s decision to cease manufacturing communications systems for the hospitality market has caused some uncertainty with respect to our future relationship with our Hitachi installed base of hospitality customers.

Hitachi, once one of the leading suppliers of traditional PBX systems to the hospitality market, ceased selling systems for this market in March 2005.  We have many long-time hospitality customers with significant portfolios of Hitachi systems in their hotels.  We have several hundred Hitachi systems under service contracts producing recurring contract revenues and gross profits for our business.  Over the next 8 to 9 years, all of these customers will have to transition their communications systems to new platforms presenting a risk to us that another vendor may be selected.

We believe the uncertainty caused by Hitachi’s departure from the market is significantly mitigated by two important factors.  First, we believe our relationship with our Hitachi customers is strong.  Consequently, we believe that in most instances we will be in a favorable position to supply a new system to our customers when they decide to replace their Hitachi system.  Secondly, during the third quarter of fiscal 2006 we assumed the remaining assets and liabilities of Hitachi’s United States hospitality market.  Included in the assets assumed was a substantial supply of new and refurbished inventory that will enable us to continue to serve our Hitachi customers well into the future.  Despite these mitigating factors, no assurance can be given that Hitachi’s decision will not negatively impact our financial results in the future.

Revenues and gross profits earned by hotels from guest calls continue to decline, which may result in hotels canceling their call accounting maintenance agreements with us.

Primarily because of the increasing use of cell phones by guests, hotels have experienced a rapid decline in their revenues and gross profits earned from long distance and other telephone-related fees.  This development has severely reduced the importance of call accounting systems in hotels and as a result, many of our customers are considering reducing or eliminating their call accounting maintenance contracts with us.  A few already have taken steps in this direction resulting in a decline in revenues from call accounting contracts an average of 3% per year for the past three fiscal years.  We have been notified by one of our major customers of their intention to cancel many of their call accounting maintenance contracts with us and instead contract for our services on an as-needed, time and material basis.  Presently, we cannot quantify the impact, if any, of this potential action by our customer.  However, it is possible that the sudden cancellation of a large block of these contracts could have a material impact on our profitability in future periods.

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

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

Exhibits (filed herewith):

SEC Exhibit No.	Description
10.1	Letter Agreement with Ron Barber

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XETA Technologies, Inc.
(Registrant)

Dated: August 29, 2006	By:	/s/ Jack R. Ingram
Jack R. Ingram
Chief Executive Officer

Dated: August 29, 2006	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description
10.1	Letter Agreement with Ron Barber

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.