Form 10-K
period 2006-10-31
XETA TECHNOLOGIES INC
filed 2007-01-16
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the Nasdaq closing price on April 28, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $19,133,153.

The number of shares outstanding of the registrant’s Common Stock as of December 14, 2006 was 10,214,741.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held April 3, 2007 are incorporated by reference into Part III, Items 10 through 14 hereof.

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

PART I

ITEM 1.  BUSINESS

Development and Description of Business

XETA Technologies, Inc. (“XETA”, the “Company”, “we”, “us”, or “our”), an Oklahoma corporation formed in 1981, is a leading provider of enterprise-class communications solutions and managed services in the emerging, highly-technical world of converged communications.  We specialize in helping our customers transition from traditional voice telephony to Internet Protocol (“IP”) based telephony to reduce their total communications costs and more effectively serve their customers through advanced applications such as contact centers, message management systems, and integrated multi-media applications.  We provide these solutions and services to multi-location, mid and large sized enterprises throughout the United States.  We also market our solutions and services to several vertical markets such as the hospitality industry, the federal government, and the healthcare industry.  We provide services through our nationwide network of Company-employed design engineers and service technicians as well as our 24-hour, 7-days-per-week call center located in our headquarters building in Broken Arrow, Oklahoma.

Prior to 1999, our business was focused entirely in the vertical market of hospitality.  In 1999 we expanded our business into the general commercial market through the acquisition of St. Louis-based U.S. Technologies Systems, Inc. (“USTI”).  Three smaller acquisitions were consummated in fiscal 2000 to expand our geographic and technical capabilities further.  Our initial expansion into the general commercial market was based on the sale and installation of Avaya, Inc. (“Avaya”) products, a product line we have represented since 1998.  In 2003 we added the Nortel Networks Corporation (“Nortel”) product line to our product mix.  To expand our presence in the Nortel market, in 2004 we purchased the assets of Bluejack Systems, LLC (“Bluejack”), a Seattle-based dealer of Nortel products and services. Both Avaya and Nortel have well-respected products and have transitioned their product lines into server-based systems that work effectively in converged voice and data environments.  All of these products are distributed under nationwide, non-exclusive dealer agreements we have with the manufacturers, both of whom provide us with important volume incentives and marketing expense reimbursements to carry their products.  We purchase these products from large distributors who also provide pricing and volume incentives.

Our primary operating strategies in fiscal 2006 were to expand our presence in the Nortel market and expand our services business.  During fiscal 2006, we continued to aggressively market the Nortel product line and our nation-wide implementation and service capabilities to existing Nortel equipment users.  These marketing activities included hiring new account executives experienced in selling Nortel solutions, attending Nortel focused trade shows and user group meetings, and creating awareness of our installation and service capabilities with Nortel’s regional and national sales management teams.  Through our commitment to training of our technical workforce, we maintain Nortel’s highest level of certification.  In October 2006, we continued this increased focus on the Nortel product line by hiring Scott Davis, a former sales executive with over 10 years of experience at Nortel.  Mr. Davis will serve as our Executive Director of Sales for the Nortel product and services lines of business.  Previous to hiring Mr. Davis, we made other substantial investments in hiring Nortel certified technicians and in the training and certification of our existing technical force.

We have service relationships with systems integrators and/or equipment manufacturers in which we maintain communications systems for their mid-sized to large, multi-location customers who desire to work with a single vendor for their technical support needs.  Additionally, we have service relationships directly with end-users.  Most of our current growth in this market relates to our Nortel initiative.  We believe that our services initiatives are integral to our long-term strategy to reduce our financial dependence on systems sales in favor of more predictable, recurring revenues.

In October, 2006 we announced that our board of directors had approved a stock repurchase program authorizing the Company to utilize up to $960,000 per year to repurchase our common stock in open market, block purchases or in privately negotiated transactions and at prices we deem appropriate.  These repurchases would be funded from cash flows previously dedicated to reduction of term debt stemming from our acquisitions made between November 1999 and November 2000.  This term debt was retired in September, 2006.  To date, no stock repurchases have been made under the program.

Commercial Systems Sales

We sell communications solutions to the general commercial market, federal government and healthcare market.  These solutions are aimed at maximizing the effectiveness of our customers’ communications systems through the use of advanced technologies such as IP-based telephony.  Through the use of these systems, our customers can reduce their total communications costs by establishing their voice communications as an application on their data networks and can increase the productivity of their employees through the use of other voice applications that integrate with their data networks.  Such applications include message management systems that integrate voicemail and fax messages with existing email systems, speech recognition systems, and multimedia applications such as streaming audio and video systems.  We sell these systems under dealer agreements with Avaya and Nortel.  Both of these manufacturers hold significant portions of the communications equipment market and are migrating their customer bases from traditional telephony systems to the new IP-based technology platform.  We have been an Avaya dealer since 1998 and a Nortel dealer since 2003.  We receive incentive payments from both manufacturers which offset certain product costs as well as certain sales and marketing expenses.  We purchase these products through major distributors and receive additional price incentives from these distributors.  These incentive payments are material to our business.  We also sell data networking products to the commercial market under non-exclusive dealer agreements with Avaya, Nortel, Cisco Systems Inc., and Hewlett-Packard Company.

Sales of systems to Commercial customers were $22.5 million in fiscal 2006 compared to $21.4 million and $25.9 million in 2005 and 2004, respectively.  These sales represented 37%, 37%, and 44% of total revenues during fiscal years 2006, 2005, and 2004, respectively.

Hospitality Products

Communications Systems.  We sell communications systems to the hospitality industry through nationwide, non-exclusive dealer agreements with Avaya and  Nortel.  In addition to most of the features available on the commercial systems above, the systems sold to hospitality customers are equipped with hospitality-specific software, which integrates with nearly all aspects of the hotel’s operations.  We also offer a variety of related products such as voice mail systems, analog telephones, uninterruptible power supplies, announcement systems, and others, most of which also have hospitality-specific software features.  Most of these additional products are sold in conjunction with the sale of new communications systems and, with the exception of voice mail systems, are purchased from regional and national suppliers.

Call Accounting Products.  We market a line of proprietary call accounting products under the Virtual XL®  and Virtual XL.2™ names.   Introduced in 1998, the VXL series is a PC-based system designed to operate on a hotel’s local or wide area network.  If that network is connected to the Internet, the VXL can also be accessed via an Internet connection.  The original VXL was upgraded to a rack-mounted, server-style system in 2004 and is marketed under the name Virtual XL.2™.  The VXL systems are our latest technology in a series of call accounting products we have successfully marketed since the Company’s inception.  Many of those earlier products remain in operation at customer locations and are under maintenance contracts with us or generate time and materials (“T&M”) revenues for us.  These revenues and the related gross profits are material to our business.

Sales of communications systems and products to the hospitality industry represented 11%, 11% and 9% of total revenues in fiscal 2006, 2005 and 2004, respectively.  Marriott International, Host Marriott, and other Marriott-affiliated companies (“Marriott”) represent a single customer relationship for our Company and are a major customer to our hospitality business.  Revenues earned from sales of hospitality systems sold to Marriott represented 21%, 52%, and 38% of our sales of hospitality systems in fiscal 2006, 2005, and 2004, respectively.

Services

Our services product offering includes nation-wide customer service, project management, professional services, installation and consulting to support our customers.  The geographic reach and technical breadth of our services organization are key differentiators between us and our competitors.

Our services organization includes our National Service Center (“NSC”) housed at our headquarters in Broken Arrow, Oklahoma.  The NSC supports our commercial and hospitality customers who have purchased maintenance contracts on their systems, as well as other customers who engage us on a T&M basis.  We employ a network of highly trained technicians who are strategically located in major metropolitan areas and can be dispatched by the NSC to support our customers in the field or to install new systems.  We also employ design engineers (the Professional Services Organization (“PSO”)) to design voice, data, and converged networks to meet specific customer applications.  Much of the work done by the PSO represents pre-sales work and is often not recovered in revenues, representing a significant investment.  We believe, however, that by hiring the most qualified personnel possible and keeping their talents in-house, we have built a competitive advantage in the marketplace.

In addition to selling our own maintenance contracts to end-users of Nortel equipment, we aggressively market our services capabilities to large, national customers, regional Bell Operating Companies (“RBOCs”) and other large Nortel dealers.  By providing national coverage at competitive hourly rates, the NSC is a valuable resource to many of these larger organizations who do not have sufficient geographic coverage or technical capabilities to service their customers directly.  Many large Nortel end-users have sophisticated in-house capabilities at their headquarters location, but choose to outsource the services provided to other locations in their networks.  The NSC is used in these instances to assist with T&M services and to assist in national roll-outs of system upgrades.  RBOCs are the largest Nortel dealers in the U.S. and as such have large installed bases of customers with Nortel systems.  Similar to large end-users, the RBOCs use the NSC to service customers out of the RBOCs’ regional service area and/or handle overflow work during peak periods.  In addition, Nortel has maintenance contracts with many large, “Fortune 1000”-type customers.  Nortel outsources much of the on-site service work for these customers to its dealer network.

For Avaya products sold to non-hospitality customers, we pursue the sale of Avaya’s post-warranty maintenance contracts, for which we earn a commission.  These commissions are recorded as other revenues in our financial statements.  For Avaya and Nortel systems sold to hospitality customers, we sell our own maintenance agreements.  For our proprietary products, we offer service contracts to our hospitality customers under one-year and multi-year service contracts after the expiration of the warranty.  The revenues earned from the sale of our maintenance contracts are an important part of our business model as they provide a predictable stream of profitable recurring revenue.  We earn a significant portion of our recurring service revenues from hospitality customers who maintain service contracts on their systems.

For our distributed products, we typically pass on the manufacturer’s limited warranty, which is generally one year in length.  Labor costs associated with fulfilling the warranty requirements are generally borne by us.  For proprietary call accounting products sold to the hospitality industry, we provide our customers with a limited one-year warranty covering parts and labor.

Services revenues represented 50%, 49%, and 45% of total revenues for fiscal years 2006, 2005 and 2004, respectively.  Marriott is a significant customer and services revenues earned from Marriott represented 15% of total services revenues in fiscal years 2006, 2005, and 2004, respectively.

Marketing

We market our products and services primarily through our direct sales force to a wide variety of customers including large national companies, mid-size companies, government agencies, and the hospitality industry.

Because the technology we sell is now typically an application running on an existing data network, the focus of our marketing efforts has had to adjust toward data networking decision makers, many of whom have long-standing relationships with their data products and services dealers.  Furthermore, because most customers are making their initial decisions to convert their traditional voice networks to IP-based platforms, the decision to do so is often considered riskier and is therefore being made at higher levels within the organization.  Our marketing efforts have been adjusted to provide assurances to customers that we are capable of designing and implementing these new systems effectively.

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

Our marketing efforts to the hospitality industry rely heavily on our experience and reputation in that industry.  Over the course of serving this market for more than 25 years, we have built strong long-term relationships with a wide range of personnel (corporate hotel chain personnel, property management officials, industry consultants, hotel owners, and on-site financial and/or operating officers) that are the key decision makers for the purchase of hotel telecommunications equipment.  We have relationships with nearly all hotel chains and major hospitality property management companies.  These relationships are key to our past and future success and our hospitality marketing efforts are targeted at strengthening and deepening those relationships rather than the more broad promotional efforts sometimes employed in our marketing efforts to the commercial sector.

Backlog

At December 1, 2006 our backlog of orders for systems sales was $2.6 million compared to $2.2 million at the same time last year.  We expect this entire backlog to ship and be recognized as revenue by October 31, 2007.  Additionally, we have approximately $16 million in contracted maintenance revenues which we expect to recognize over the next fiscal year.  Most of the contracts are cancelable upon thirty days notice by the customer or us.

Competition

Commercial.  The market for communications systems, applications and services is evolving at a rapid pace due to the convergence of voice and data networks and the speed at which new applications are being introduced.  Our market has always been highly competitive, as both Avaya and Nortel have extensive dealer organizations, including nationwide dealers like us, and smaller regionally-focused dealers.  In addition to other Avaya and Nortel dealers, we also face competition from dealers of other large manufacturers such as Cisco Systems, Inc., Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation, as well as from a number of other companies, some of which focus on particular segments of the market such as customer relationship management.  With the addition of data products dealers, particularly Cisco dealers, the competition has been heightened.  Many of our new competitors have long-standing relationships with the information technology (“IT”) decisionmakers of our customers increasing the fierceness of the competition.

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

Manufacturing

We assemble the Virtual XL™ and Virtual XL.2™ systems, our proprietary call accounting systems sold exclusively to the hospitality industry.  These systems comprise less than 1% of our total revenues.  We assemble these systems from an inventory of components, parts and sub-assemblies obtained from various suppliers.  These components are purchased from a variety of regional and national distributors at prices that fluctuate based on demand and volumes purchased.  Some components, although widely distributed, are manufactured by a single, usually foreign, source and are therefore subject to shortages and price fluctuations if manufacturing is interrupted.  We maintain adequate inventories of components to mitigate short-term shortages and believe the ultimate risk of long-term shortages is minimal.

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

Employees

We employed 309 and 316 employees at December 1, 2006 and 2005, respectively.

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

We may not be successful in our overall strategy, a key component of which is to focus on the marketing of advanced communications products and applications and related services.

Our operating results may be adversely affected if we are not able to successfully position ourselves as a leader in the implementation of these new advanced communications technologies.  To be successful, we must continue to:  train our sales employees on the capabilities and technical specifications of these new technologies; train our services employees to service these new products and applications; develop relationships with new types of qualified service providers to supplement our internal capabilities; and develop new relationships with different disciplines and at higher management levels within our customers’ organizations.

Because these technologies are still in the early stages of their development, we cannot predict whether the demand for advanced communications products, applications, and services, including IP telephony systems, will grow as fast as we anticipate; new technologies may cause the market to evolve in a manner different than we expect; technologies developed by manufacturers that we do not represent may become more accepted or the standard in our industry; or we may fail to achieve a leadership or profitable position as these market opportunities develop.

We continue to invest significant resources to add Nortel products and services to our product line and our efforts may not produce satisfactory results.

To extend our market reach and reduce our reliance on Avaya, we added the Nortel product line to our business in 2003.  Since then, we have invested significant financial resources in the hiring and training of personnel to design, sell, install and maintain Nortel products, including most recently adding dedicated executive level sales management to this initiative.  These investments may not produce the revenues and gross profits that we expect.

The financial condition of Nortel is uncertain and actions they may take could hurt our operating results.

In recent years, Nortel has endured severe financial difficulties, made significant senior management changes, and restated its financial results numerous times.  Recent developments indicate that these financial and accounting difficulties may be subsiding.  However, substantial litigation and government investigations continue to be unresolved and it is possible that unfavorable outcomes or settlements of these matters might require Nortel to take actions that could be detrimental to our operating results or financial condition.

Microsoft Corporation has announced they are entering the unified communications market which could result in significant disruption to the current communications market landscape.

Microsoft Corporation (“Micrsosoft”) has announced several new products that will compete directly with existing Avaya and Nortel voice applications.  Microsoft represents a significant entrant into the converged communications market and may cause a significant disruption to our strategy of aligning our efforts with current market leaders Avaya and Nortel.  The timing and quality of our reaction to Microsoft’s entrance into the market, the quality of these new products, and the market acceptance of these products will dictate the potential positive or negative impact to us.

We are faced with intense competition fueled by rapid changes in the technologies and markets in which we operate.

The market for our products and services is highly competitive and subject to rapidly changing technologies.  As the industry evolves and new technologies and products are introduced into the marketplace, new participants enter the market and existing competitors seek to strengthen their positions and expand their product/service offerings.  There has been a trend toward industry consolidation, which can lead to the creation of stronger competitors who may be better able to compete as a sole-source vendor for customers.  While we believe that through our transformation and expansion during the last few years, we are well-positioned to compete effectively in the marketplace, our failure to maintain or enhance this position could adversely affect our business and results of operations.

Revenues and gross profits earned by hotels from guest calls continue to decline, which may result in hotels canceling their call accounting maintenance agreements with us.

Primarily because of the increasing use of cell phones by guests, hotels have experienced a rapid decline in their revenues and gross profits earned from long distance and other telephone-related fees.  This development has severely reduced the importance of call accounting systems in hotels.  As a result, many of our customers are considering reducing or eliminating their call accounting maintenance contracts with us.  In fiscal 2006 we earned $3.7 million in revenues associated with these maintenance contracts compared with $4.0 in fiscal 2005.  The loss of or reduction in these revenues could materially and negatively impact our operating results.

The success of our business depends significantly upon our ability to retain and recruit highly skilled personnel.

Our ability to attract, train, motivate and retain highly skilled and qualified technical and sales personnel is critical to our success.  Competition for such employees in the rapidly changing communications industry is fierce and will likely intensify as the U.S. economy improves.  As we have transformed our company into an integrated communications solutions provider, we have invested heavily in the hiring and training of personnel to sell and service our portfolio of products and services.  If we are unable to retain our skilled employees or to hire additional qualified personnel as needed, it could adversely impact our ability to implement our strategies efficiently and effectively.

The technology we sell is highly complex and changes rapidly, increasing our reliance upon the manufacturers for technical assistance and increasing the risk that our inventories on hand will become obsolete.

The communications equipment we sell is highly complex and requires significant technical resources to design, install, and maintain.  This complexity may require us to rely heavily upon the manufacturers’ technical staff to support the installation and maintenance of communications systems.  This reliance may result in lower service revenues or lower profit margins earned on our service revenues.  In addition to their complexity, the systems are evolving rapidly as product enhancements are introduced by the manufacturers.  These rapid changes present risks that our inventory on hand will become obsolete, resulting in the need to reduce sales margins to sell the equipment or in direct write-offs in the value of the equipment.  Any of these results would be detrimental to our profitability.

Our business is directly affected by capital spending trends in the United States and, in particular, market conditions for communications and networking equipment and services.

Our business is directly affected by capital spending on technology equipment in the U.S.  In periods of slow macroeconomic growth, companies tend to improve their profitability through cost reductions and reduced capital spending.  Our business is directly and negatively impacted by such actions.

The loss of either our Elite designation or Platinum Level status with Nortel and Avaya, respectively, could negatively impact our ability to differentiate our products and services in the market.

Both Nortel and Avaya have different status levels for their business partners based on technical and sales capabilities and purchasing volumes.  Currently, we hold the highest level of status with each manufacturer.  We emphasize the fact that we are one of the few providers in our market to have the highest status level with each manufacturer and we believe that this is a significant differentiator with some customers.  While we expect to be able to maintain the technical capabilities, sales skill sets, and purchasing volumes to maintain our statuses, a downgrade in our status with either manufacturer or both could have a material impact on our reputation in the market which could negatively impact our operating results.

Avaya frequently changes the incentive programs offered to its business partners.

Avaya, like many major manufacturers, provides various financial incentive programs to support increasing the market share, promotion, and sale of its products.  We receive substantial rebates through these incentive programs to offset both costs of goods sold and sales and marketing expenses.  We also receive commissions from Avaya to sell its maintenance contracts.  The sum of these incentive amounts are material to our operating results.  Avaya announces changes to these programs at least annually, and in some recent years those changes have had a negative impact on the incentive payments we have received.  We expect Avaya to continue to change its rebate programs to encourage its dealers to target certain customer segments, typically small to mid-sized companies, and to avoid certain other customer sets such as large, national customers, which Avaya prefers to serve with its direct sales force.  Our business model may, at times, be at odds with some of the goals of these incentive programs and, therefore, we may experience difficulty in maintaining the level of incentive payments which we enjoyed in prior years.

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

Compliance with new corporate governance regulations may require a material increase in our operating expenses beginning in fiscal 2008.

We are required to comply with a host of new government-mandated corporate governance and accounting regulations, the most significant of which is section 404 of the Sarbanes-Oxley Act of 2002.  Under the current guidelines issued by the Securities and Exchange Commission, our management report on internal controls over financial reporting must be complete by our fiscal year ending October 31, 2008 and our auditor’s attestation report on internal control over financial reporting will be initially required for our fiscal year ending October 31, 2009.  Based on these deadlines and the continuing lack of clear guidance for smaller public companies to effectively comply with these rules, we do not anticipate significant expenditures to be made toward this effort during fiscal 2007.  At the present time, there is not sufficient information available to determine the significance of the cost of complying with these regulations in fiscal 2008 and beyond, except that most estimates available suggest that the fees paid to outside auditors and other accounting professionals will at least double their pre-compliance levels.  However, there are abundant examples in the marketplace of much larger increases in compliance costs.  At the present time we cannot predict whether our costs will be material to our overall operating expenses.

A significant portion of our expected growth in managed services revenues is dependent upon our relationship with a single customer.

Much of the current growth in our services business is coming from Nortel as they use us as a subcontractor to service many of their high profile end-user customers.  While we believe our relationship with Nortel is strong, future changes in personnel, negative service events, and competitive factors could jeopardize this revenue stream.

Hitachi’s decision to cease manufacturing communications systems for the hospitality market has caused some uncertainty with respect to our future relationship with our Hitachi installed base of hospitality customers.

Hitachi, once one of the leading suppliers of traditional PBX systems to the hospitality market, ceased selling systems for this market in March 2005.  We have many long-time hospitality customers with significant portfolios of Hitachi systems in their hotels.  We have several hundred Hitachi systems under service contracts producing recurring contract revenues and gross profits for our business.  Over the next eight to nine years, all of these customers will have to transition their communications systems to new platforms, presenting a risk to us that another vendor may be selected to service their communications systems.

We believe the uncertainty caused by Hitachi’s departure from the market is significantly mitigated by two important factors.  First, we believe our relationship with our Hitachi customers is strong.  Consequently, we believe that in most instances we will be in a favorable position to supply a new system to our customers when they decide to replace their Hitachi system.  Secondly, during the third quarter of fiscal 2006 we assumed the remaining assets and liabilities of Hitachi’s U.S. hospitality market.  Included in the assets assumed was a substantial supply of new and refurbished inventory that will enable us to continue to serve our Hitachi customers well into the future.  Despite these mitigating factors, no assurance can be given that Hitachi’s exit from this market will not negatively impact our financial results in the future.

We are connecting our products to our customers’ computer networks and problems with the implementation of these products could cause disruption to our customers’ entire operations.

Unlike traditional stand-alone voice systems, our new IP-based products typically are connected to our customers’ existing local and wide area networks.  While we believe the risk of our products disrupting other traffic or operations on these networks is low, such problems could occur, which could cause significant disruption to our customers’ operations.  These disruptions, in turn, could result in reduced customer satisfaction, delays in payments from customers for products and services purchased, damage to our reputation, and potential liabilities.

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

Under SFAS 142, we are required to evaluate the fair value of each of our reporting units annually to determine if the fair value is less than the carrying value of those reporting units.  If we determine that is the case, then an impairment loss will be recorded in our statement of operations.  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  It is likely that if our financial results were to decline substantially and if macroeconomic conditions eroded, we would have to record a non-cash impairment loss in our statement of operations.

If our business grows significantly over the next three years, the successful completion of our Oracle implementation project will be critical to our ability to effectively and efficiently operate our business in the future; implementation of the system will significantly increase our amortization expense.

Once our business exceeds $100 million in revenues, it will be increasingly important that we have the necessary information to make informed decisions and implement those decisions quickly and effectively.  We have been working on a major upgrade to our technology infrastructure and information systems to consolidate our critical legacy systems from four into one.  Due to constraints that we have imposed on capital spending, we have purposely slowed down the development of this system.  Furthermore, at our current revenue and activity levels, conversion to this new system is not critical to our near-term success.  However, we believe it is prudent to proceed with the conversion while our revenues are at these lower levels in anticipation of future growth, which we believe will require upgraded and consolidated technology infrastructure.  While we are taking great care to properly plan this implementation and to test the solution fully prior to the conversion, we cannot guarantee that the conversion will not disrupt our operations.  We recognized $429,000 in amortization expense in fiscal 2006 reflecting the fact that certain functions of the system are available for use and are being used.  When fully implemented, we estimate that this annual amortization expense will increase to $1.2 million per year.  Although a non-cash charge, this expense will have a material, negative impact on the operating results of the Company.

If industry consolidation continues, it may become more difficult to compete in our market.

There has recently been significant merger and acquisition activity in our industry.  The consolidation of our market has created larger and stronger competitors.  If this trend continues, we may become one of the smaller national dealers of the products and services we sell which could negatively impact our ability to market our services to national customers.

Our stock price may continue to be volatile.

Historically, our stock is not widely followed by investment analysts and is subject to price and volume trading volatility.  This volatility is sometimes tied to overall market conditions and may or may not reflect our financial performance.  It is likely that this volatility will continue.

Our business is subject to the risks of tornadoes and other natural catastrophic events and to interruptions caused by man-made problems such as computer viruses or terrorism.

Our corporate headquarters and NSC are located in northeastern Oklahoma, a region known to be part of “tornado alley”.  A significant natural disaster, such as a tornado, could have a material adverse impact on our business, operating results, and financial condition.  In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, hacking, and similar disruptions from unauthorized tampering with our computer systems. Any such event could also cause a similar material adverse impact.  In addition, acts of war or acts of terrorism could have a material adverse impact on our business, operating results, and financial condition.  The continued threat of terrorism and heightened security and military response to this threat, or any future acts of terrorism, may cause further disruption to our economy and create further uncertainties.  To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders or the assembly or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

We have additional leased facilities located near St. Louis, Missouri.  In addition to a warehouse and shipping operation, this facility houses sales staff, technical design, professional services and installation support personnel.   Our Seattle branch office is located in leased office space in Bellevue, Washington, a suburb of Seattle.  This facility houses sales and technical personnel.

We also lease other office space throughout the U.S. for sales, consulting, and technical staff and have informal office arrangements with our regional technicians to allow for some storage of spare parts inventory.

ITEM 3.  LEGAL PROCEEDINGS

We will cease monitoring the Phonometrics litigation, which we have included in the “Legal Proceedings” section of our annual and quarterly reports since 1994.  We began to monitor this litigation when several of our hotel customers were among numerous hotel chains and other companies sued by Phonometrics for patent infringement allegedly arising out of the various defendants’ sale or use of PBX, call accounting and answer detection systems.  Ten of our hotel customers who were using our call accounting and/or answer detection systems notified us between 1994 and early 1995 that they would seek indemnification from us for any damages resulting from the lawsuit.  Because there were other equipment vendors implicated along with us in the cases filed against our customers, we never assumed the defense of our customers in any of these actions.

The lawsuits against our customers were filed in the United States District Court for the Southern District of Florida by Phonometrics Inc. as plaintiff in the mid-1990s.  Several years after we received the notifications of potential claims by our customers, the trial and appellate courts found that there was no patent infringement.  Consequently, no damage awards for patent infringement have ever been entered against any of our customers. Moreover, the courts entered attorney fee awards against Phonometrics.

The cases were largely closed in 2002, although Phonometrics continued to appeal certain judgments for attorney fee awards and in some cases sanctions entered against it.  These appeals were most recently decided against Phonometrics in the United States Court of Appeals for the Federal Circuit in November 2003.  Although the trial court has not yet entered final judgment in these cases following these appeals, the sporadic case activity at this time relates to efforts to enforce the judgments for attorney fees.  Consequently, we believe that there is no reason to continue to report on this matter.  In the unlikely event that there are new developments which affect us, we will report on those developments at that time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers are set forth below.  There is no family relationship between any of the named persons.

Name and Age	Positions With Company

Jack R. Ingram	Chairman of the Board and Chief Executive Officer
Age 63

Greg D. Forrest	President and Chief Operating Officer
Age 45

Robert B. Wagner	Chief Financial Officer, Executive Director of Operations, Secretary, and Treasurer
Age 45

Larry N. Patterson	Executive Director of Corporate Development
Age 50

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

Mr. Forrest has been our President and Chief Operating Officer since July 2005.  Previously, he was a Director of Sales over our Seattle branch sales and service operations.  Mr. Forrest joined XETA in August, 2004 upon the acquisition of Bluejack, of which he was the founder, owner, and CEO.  Prior to founding Bluejack, Mr. Forrest founded and operated several fast-growing companies in the communications, clothing and commercial interior industries, including Bluejack Systems, LLC.  He attended the University of Washington.

Mr. Wagner joined us in July 1988 as Chief Accounting Officer and became our Chief Financial Officer in March 1989.  He assumed the duties of Executive Director of Operations on January 2, 2007.  He was a member of the Board of Directors from March 1996 until April 2004.  Mr. Wagner is a Certified Public Accountant licensed in Oklahoma and received his Bachelor of Science Degree in Accounting from Oklahoma State University.

Mr. Patterson became the Executive Director for Corporate Development on January 2, 2007.  Previously, he had served as the Executive Director of Operations since joining us in March 2000.  Prior to his employment with us, Mr. Patterson worked for Exxon Corporation and held various executive positions in Europe, Asia and Latin America with Exxon Company, International.  He is a member of the American Management Association and is active in Organizational Development, Leadership Development and Investment Management activities.  Mr. Patterson received his Bachelor of Science Degree in Engineering from Oklahoma State University.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq National Market under the symbol “XETA.”  The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market.

	2006		2005
Quarter Ending:	High	Low	High	Low
January 31	$2.57	$2.15	$3.74	$2.76
April 30	$2.61	$1.86	$3.98	$2.90
July 31	$2.75	$2.20	$3.60	$2.70
October 31	$3.35	$2.01	$2.89	$2.07

We have never paid cash dividends on our Common Stock.  Payment of cash dividends is dependent upon our earnings, capital requirements, overall financial condition and other factors deemed relevant by the Board of Directors.  Currently, we are prohibited by our credit facility from paying cash dividends.

On October 9, 2006 we announced that our board of directors had approved a stock repurchase program in which up to $960,000 per year could be used to repurchase our common stock in open market, block trades and negotiated transactions with shareholders.  The timing and amount of any repurchases will be based on various factors, including general market conditions, the market price of our common stock, Company-imposed black-out periods during which the Company and its insiders are prohibited from trading in XETA common stock and management’s assessment of our financial position and liquidity.  The announcement also stated that the program could be modified, suspended, extended or terminated by the Company at any time without prior notice and that our officers and directors are eligible to participate in the repurchase program.  As of January 5, 2007 no repurchases had been made under the program.

As of December 8, 2006, there were approximately 172 shareholders of record.  Since many of the Company’s shareholders hold their shares in “street name,” meaning that their shares are held in the name of their brokerage firms for the account of the individual shareholder, we estimate the actual number of shareholders to be over 2,500.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	645,568		$6.84	629,433
Equity compensation plans not approved by security holders	620,000	(1)	$6.44	0
Total	1,265,567		$6.64	629,433

(1)                   All of these options were granted as part of an initial compensation package to several different officers upon their hiring.  These options generally vested or were earned over periods ranging from one to three years, and are exercisable for a period of ten years from the date of grant or date earned.

ITEM 6.  SELECTED FINANCIAL DATA

For the Year Ending October 31,	2006	2005	2004	2003	2002
	(Amounts in thousands, except per share data)
Results of Operations
Systems sales	$29,249	$27,943	$31,341	$27,550	$27,852
Services	29,894	28,241	26,493	23,339	25,390
Other revenues	822	1,819	993	1,792	498
Net Sales and Services Revenues	59,965	58,003	58,827	52,681	53,740

Cost of equipment sales	22,162	20,978	23,914	19,622	21,384
Services costs	21,645	20,008	19,120	16,548	18,803
Cost of other revenues & corporate COGS	1,424	2,073	1,530	2,193	1,956
Total Cost of Sales	45,231	43,059	44,564	38,363	42,143

Gross Profit	14,734	14,944	14,263	14,318	11,597
Operating expenses	13,398	14,186	11,652	11,210	10,459
Income from operations	1,336	758	2,611	3,108	1,138
Interest and other income (expense)	(128)	57	32	(545)	309
Income before taxes	1,208	815	2,643	2,563	1,447
Provisions for taxes	490	321	1,035	1,005	569
Net Income	$718	$494	$1,608	$1,558	$878

Earnings per share – Basic	$0.07	$0.05	$0.16	$0.16	$0.09
Earnings per share – Diluted	$0.07	$0.05	$0.16	$0.16	$0.09
Weighted Average Common Shares Outstanding	10,180	10,087	10,009	9,828	9,375
Weighted Average Common Share Equivalents	10,210	10,117	10,157	9,999	9,866

As of October 31,	2006	2005	2004	2003	2002
Balance Sheet Data:
Working capital	$6,311	$4,668	$4,465	$4,204	$8,580
Total assets	55,913	56,207	53,556	50,673	59,384
Long term debt, less current portion	1,526	1,697	2,820	4,030	11,565
Shareholders’ equity	37,885	37,098	36,304	34,611	32,521

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In fiscal 2006, we began to see positive results from our efforts to focus on the growth of our managed services business.  Specifically, we enjoyed growth in recurring services revenues earned from commercial managed services customers.  This area of our business grew by 29% and now represents almost one-fourth of our total managed services revenues.  Most of these new services revenues are being generated from customers with Nortel equipment.  Additionally, we enjoyed a 5% increase in sales of systems in fiscal 2006 primarily reflecting increased penetration of the Nortel Networks Corporation (“Nortel”) market.  Finally, in fiscal 2006 we were able to restore the gross margins on services revenues generated from maintenance contracts and time and materials (“T&M”) revenues to their historical levels, although overall services margins declined slightly due to lower installation revenues.

We plan to build on our successes in fiscal 2007 by creating more intensity around the sales of Nortel systems, increasing our services revenues, improving our Avaya systems sales, and holding onto our already strong position in the hospitality vertical market.  To maximize our efforts in regard to these top-line objectives, we have hired an experienced former Nortel sales executive to help drive additional Nortel equipment sales and Nortel-related service revenues thereby freeing up our other executive director of sales to focus on our Avaya business and our two primary vertical markets.

Our services business continues to be our most important growth initiative as we strive to create a larger base of recurring revenues.  The recurring portion of these revenues consist of revenues from both maintenance contracts and time and materials charges derived from both wholesale and retail market initiatives.  These revenues are generated by the activities of the National Service Center (“NSC”).  Under the wholesale initiative, we partner with large service integrators, manufacturers, and other larger service providers to provide services to end-user customers. Under the wholesale model, we do not control the end-user customer relationship, but typically act as a subcontractor to our partner.  In most instances, we provide an important component of service that our partner lacks such as complex application technical capabilities, geographic reach, around-the-clock access to a contact center, or installation resources.  The retail initiative mirrors the historical model we have successfully employed in the hospitality market for the past 25 years.  In this model, we contract directly with end-user customers and typically provide all the contracted services except for some specific complex software applications.

The overall market for our products and services continues to evolve rapidly as Internet-based telephony has become the technology standard and increasingly complex applications come online.  While these new technologies allow for easier customer self-administration of systems, the additional features and broad distribution of the applications introduces new service opportunities for us.  These new service opportunities require higher technical skill levels and present opportunities for higher margin transactions with customers.  We believe these new complexities are the heart of our near term and long-term opportunities for growth.

The discussion that follows provides more details regarding the factors and trends which affected our financial results, liquidity, and capital resources in fiscal 2006 when compared to the previous year.

Results of Operations

Year ending October 31, 2006 compared to October 31, 2005.

Net revenues for fiscal 2006 were $59.9 million compared to $58.0 million in fiscal 2005, a 3% increase.  Net income for fiscal 2006 was $718,000 compared to $494,000 million in fiscal 2005.  Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2006.

Systems Sales.  Sales of systems were $29.2 million in fiscal 2006 compared to $27.9 million in fiscal 2005, a 5% increase.  Sales of systems to commercial customers were $22.5 million in fiscal 2006, a 5% increase compared to fiscal 2005.  We experienced very weak demand for systems in our first quarter of fiscal 2006 which severely impacted our annual results.  However, our average quarterly sales of systems to commercial customers in the second through fourth quarters were 45% higher than our first quarter sales to commercial customers.  The first quarter weakness in systems sales was due primarily to customer-driven shipping and installation schedules on some of our larger orders received in the first quarter.  These orders were recorded as revenues upon shipment primarily in the second and third fiscal quarters.  Sales of systems to

Hospitality customers were $6.8 million in fiscal 2006, a 3% increase compared to the prior year and are consistent with our expectations for this portion of our business.

Services.  Revenues earned from our services business were $29.9 million in fiscal 2006 compared to $28.2 million in fiscal 2005, a 6% increase.  This increase consisted of an increase in revenues earned by the NSC partially offset by a decrease in installation revenues.  NSC revenues consist of revenues earned from maintenance contracts and time and materials revenues from billings to commercial and hospitality customers.  Revenues earned from maintenance contracts and time and materials (“T&M”) relationships with commercial customers represent the fastest growing part of our business as these revenues grew by 29% in fiscal 2006.  This increase is primarily related to the Nortel product line and represents our success in developing our retail and wholesale go-to-market strategies to sell Nortel services.  Our recurring revenues earned from hospitality customers grew modestly in fiscal 2006, also reflecting penetration into the Nortel market.  We experienced a slight decline in revenues earned from contracts to maintain our proprietary call accounting systems as some customers declined to renew service contracts for this product, reflecting the impact of cell phones and internet communications on the usage of hotel-provided phone transmission.  Our installation revenues declined substantially in fiscal 2006 as these revenues returned to their historical dependence on systems sales.  In fiscal 2005, we received a large “installation-only” contract from the Metropolitan Atlanta Rapid Transit Authority (“MARTA”) which positively skewed our installation revenues.  We did not receive a similar contract in fiscal 2006 which resulted in a decline in these revenues and a negative impact to the overall gross margins earned on our services revenues.  Similar to our retail and wholesale product offering for maintenance services, we are also planning to market our skill sets and geographic reach to provide installation services to larger Nortel equipment dealers and systems integrators in an attempt to bolster these revenues and absorb the large fixed cost component of this portion of our services cost structure.

Other revenues were $822,000 in fiscal 2006 compared to $1.8 million in fiscal 2005.  Other revenue consists of commissions earned on the sale of Avaya maintenance contracts and sales of equipment and/or services made outside of our normal provisioning processes.  The decline in other revenues is attributable to declines in sales of Avaya post-warranty maintenance contracts and in sales of equipment made outside our normal provisioning processes.  Under our dealer agreement with Avaya, we are incentivized to market their maintenance contracts to the Avaya customer base.  We are paid a commission on these contracts based on the size and length of the contract and the underlying equipment covered under the agreement.  Sales of products provisioned outside of our normal processes generally reflects sales of phone sets to hospitality customers in which we earn a small, flat, per-phone profit on the transaction.  Typically, the price of the phones is negotiated by the customer with the phone distributor directly and the customer pays us a fee to handle the logistics of face-plate printing, programming, and delivery.

Gross Margins.  Gross margins were 24.6% in fiscal 2006 compared to 25.8% in fiscal 2005.

Gross margins on systems sales were 24.2% in fiscal 2006 compared to 24.9% in fiscal 2005.  These margins are consistent with our expectations for systems sales.  We maintain a high focus on systems sales margins through controls around contract acceptance and margin reviews.  We also work closely with the manufacturers that we represent and our product distributors to maximize vendor support through their rebate, promotion, and competitive discount programs.  These programs were relatively unchanged in fiscal 2006 compared to fiscal 2005.  We believe that despite a highly competitive market, we can hold our gross margins on systems sales relatively stable, subject to various mix factors.  However, we can give no assurance regarding possible changes in the cost of goods sold rebate programs that could either improve or further erode our margins.

The gross margins earned on services revenues were 27.6% in fiscal 2006 compared to 29.2% in fiscal 2005.  These margins consist of an improvement in the gross margins earned on NSC revenues thatwas more than offset by declines in the margins earned on installation revenues.  The gross margins earned on NSC revenues returned to their historical levels as the revenues earned from our Nortel managed service initiatives have grown sufficiently to absorb the investments we have made in hiring and training of technical personnel in the Nortel product line and to create a presence in certain geographic locations in the U.S.  Gross margins earned on installation revenues declined dramatically due to the decline in revenues as discussed above.  Our cost structure to provide installation services is largely fixed, representing the cost of the highly skilled, professional workforce needed to implement the sophisticated software applications now present in nearly all systems sold.  As discussed above, we are beginning to market our installation capabilities to manufacturers, systems integrators and other large equipment dealers to be able to generate installation revenues apart from our own sales of systems, thereby absorbing a portion of our fixed costs in this area of our business.  There can be no assurance given that these marketing efforts will be successful and that we can improve our margins on installation revenues in fiscal 2007.

A final component to our gross margins is the margins earned on other revenues, the cost investment we make in the marketing of Avaya post warranty maintenance contracts, and our corporate cost of goods sold expenses.  While we earn a commission on the sale of Avaya post warranty maintenance contracts that has no direct cost of goods sold associated with it, we do incur costs in marketing and administration of these contracts prior to submitting them to Avaya for processing.  The department which markets these contracts was formed late in fiscal 2005 and therefore fiscal 2005’s results reflect only a partial year for those expenses compared to fiscal 2006.  Corporate cost of goods sold represents the cost of our material logistics and purchasing functions.  Corporate cost of goods sold increased 5% in fiscal 2006 compared to fiscal 2005 primarily due to increases in personnel related expenses.

Operating Expenses.  Operating expenses were $13.4 million or 22% of revenues in fiscal 2006 compared to $14.2 million or 24% of revenues in fiscal 2005.  This decrease reflects decreases in sales expenses and decreases in general and administrative expenses.  The reduction in sales expenses consisted of reductions in personnel related costs due to reductions in sales management expenses and lower consulting expenses.  The reductions in general and administrative expenses consists of lower legal expenses, lower depreciation expense, and improved reimbursements of market development and marketing costs by manufacturers and distributors.

Interest and Other Income.  Interest expense consists of interest paid or accrued on our credit facility.  Interest expense increased in fiscal 2006 by approximately $57,000, reflecting higher interest rates in fiscal 2006.  During fiscal 2006, we reduced our term debt by $1.1 million through cash on hand and funds generated from operations.

Net other income in fiscal 2006 was approximately $42,000 compared to net other income of approximately $171,000 last year.  In the first quarter of fiscal 2005, we collected $87,000 on a customer receivable that had previously been written off.  There was not a transaction of similar magnitude in fiscal 2006.

Tax Expense.  We have recorded a combined federal and state tax provision of approximately 40.5% in fiscal 2006 compared to 39% in fiscal 2005.  This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins.  Our net income as a percent of revenues in fiscal 2006 was 1.2% compared to 0.8% in 2005.  This increase reflects reduced operating expenses as discussed above.  Our current business model targets an operating margin of 5%.  However, we will have to realize sustained growth in our revenues, both commercial systems revenues and service revenues, and improve the gross margins in our services business to reach this target.

Year ending October 31, 2005 compared to October 31, 2004.

Net revenues for fiscal 2005 were $58.0 million compared to $58.8 million in fiscal 2004, a 1% decrease.  Net income for fiscal 2005 was $0.494 million compared to $1.6 million in fiscal 2004.  Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2005.

Systems Sales.  Sales of systems and equipment were $27.9 million in fiscal 2005 compared to $31.3 million in fiscal 2004.  These results included sales of systems to commercial customers of $21.4 million in fiscal 2005 compared to $25.9 million in fiscal 2004 and sales of systems to hospitality customers of $6.6 million in fiscal 2005 compared to $5.0 million in fiscal 2004.  The decline in sales of systems to commercial customers reflected the fewer number of large projects we received in fiscal 2005 compared to the prior year.  The 24% improvement in year-over-year sales of systems to hospitality customers reflects improved financial conditions in that vertical market and significantly increased new construction activity in fiscal 2005 by our largest customer in that segment.

Services. Revenues earned from services activities were $28.2 million in fiscal 2005 compared to $26.5 million in fiscal 2004.  This increase consisted of increases in revenues from both NSC related revenues and from Installation services.  The revenues earned by the NSC reflect higher sales of T&M services and higher revenues earned from cabling services sold during the year.  The other major component of our commercial and hospitality managed services revenues was our maintenance contract base.  Revenues earned from maintenance contracts represented approximately 52% of total managed services revenues in fiscal 2005 and was relatively unchanged from fiscal 2004.

Despite experiencing lower sales of systems during fiscal 2005, our installation services revenues were flat during the year due to the MARTA installation contract we received at the beginning of the fiscal year and to improved sales of systems to hospitality customers.

Gross Margins.  Gross margins were 25.8% in fiscal 2005 compared to 24.2% in fiscal 2004.

Gross margins on systems sales were 24.9% in fiscal 2005 compared to 23.7% in fiscal 2004.  This 1.2 point increase in gross margins on systems sales was achieved through careful focus and controls around contract acceptance and margin reviews and a mix of fewer large, low-margin projects.

The gross margins earned on services revenues were 29.2% in fiscal 2005 compared to 27.8% in fiscal 2004.  This increase reflects the reclassification in fiscal 2005 of the costs our sales engineering department from services cost of goods sold to selling expenses.  The reclassification of these costs improved the reported services gross margins by 3.3 points.  This change was made to better reflect the cost of the sales process as our sales engineers are dedicated to pre-sales efforts in discovery of customer needs and design of solutions.  After considering this adjustment, our services margins would have been 25.9% on a comparable basis to fiscal 2004.  This decrease reflected (i) our continued investment in hiring and training technical personnel for our Nortel initiative, (ii) higher materials costs to support our installed base of customers under maintenance contracts, and (iii) a higher usage of third-party service providers to support some of our services initiatives.

A final component to our gross margins was the margins earned on other revenues and our corporate cost of goods sold expenses.  Corporate cost of goods sold declined 1% in fiscal 2005 compared to fiscal 2004.

Operating Expenses.  Operating expenses were $14.2 million or 24% of revenues in fiscal 2005 compared to $11.7 million or 20% of revenues in fiscal 2004.  This increase in operating expenses includes:  the increase in sales expenses of $911,000 from the reclassification of sales engineering expenses discussed above, our investment in sales resources to support the Nortel product line initiative of approximately $600,000, increased corporate expenses of approximately $250,000 related to increases in insurance costs, auditing and legal expenses, and the addition and relocation of a senior executive, reduced marketing incentive payments from our major vendors of $343,000, and increased expenses related to our Oracle implementation project of $455,000.

Interest and Other Income.  Interest expense consisted of interest paid or accrued on our credit facility.  Interest expense declined in fiscal 2005 by approximately $117,000, reflecting lower average debt levels in fiscal 2005.  Also, during fiscal 2005, we capitalized interest costs of approximately $204,000 related to our Oracle implementation project compared to approximately $187,000 in fiscal 2004.  During fiscal 2005, we reduced our term debt by $1.2 million through cash on hand and funds generated from operations.

Net other income in fiscal 2005 was approximately $171,000 compared to net other income of approximately $263,000 last year.  The primary reason for the change in other income and expense relates to a $100,000 reversal of a legal contingency in 2004.

Tax Expense.  We recorded a combined federal and state tax provision of approximately 39% in fiscal 2005 and fiscal 2004.  This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins.  Our net income as a percent of revenues in fiscal 2005 was 0.8% compared to 2.7% in 2004.  This decrease reflects slightly lower revenues and the increases in operating expenses discussed above.

Liquidity and Capital Resources

Our financial condition improved during fiscal 2006 as our working capital grew by 35% to $6.3 million and we generated $3.3 million in cash flows from operations.  These cash flows included cash from earnings and non-cash charges such as depreciation and amortization of $1.8 million.  Other positive changes in our working capital accounts generated the remaining $1.6 million increase in cash.  We used these cash flows to reduce debt by $2.4 million and fund capital expenditures of $979,000.  Of these capital expenditures, $518,000 was spent on our Oracle implementation and approximately $461,000 was spent on capital equipment in our business, primarily on a significant upgrade to our communications network.  At October 31, 2006 we had capitalized $8.2 million on the Oracle project.  We have segregated the cost of this asset into four groups with estimated useful lives of three, five, seven and ten years.  In fiscal 2005 we began amortizing the cost of those portions of the system that were ready for use.  Our operating results for fiscal years 2006 and 2005 include $391,000 and $348,000, respectively in amortization expense related to the project.

At October 31, 2006 the balance on our working capital revolver was $3.1 million, leaving $4.4 million available for additional borrowings.  We believe that this available capacity is sufficient for our operating needs for the foreseeable future.  The revolver is scheduled to mature on September 28, 2007, however we expect to renew it for another 12-month period prior to its expiration.  At October 31, 2006, we were in compliance with the covenants of our debt agreements except for a requirement to not exceed $900,000 in capital expenditures.  As discussed above, our capital expenditures were $996,000 in fiscal 2006.  Our bank has granted a waiver of this technical violation of the credit agreement and we consider our relationship with our bank to be good.  In addition to the available capacity under our working capital line of credit, we believe we have access to a variety of capital sources such as additional bank debt, private placements of subordinated debt, and public or private sales of additional equity.  However, there are currently no plans to issue such securities.

The table below presents our contractual obligations at October 31, 2006 as well as payment obligations over the next five fiscal years:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	2 – 3 Years	4 – 5 years	More than 5 years
Long-term debt	$1,997,123	$285,592	$1,711,531	$—	$—
Operating leases	608,696	250,494	303,066	55,136	—
Total	$2,605,819	$536,086	$2,014,597	$55,136	$—

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires the allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. We adopted the provisions of SFAS 151 as of November 1, 2005. The adoption of SFAS 151 did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005. We adopted the provisions of SFAS 123R at the beginning of our 2006 fiscal year and recorded stock-based compensation expense of approximately $3,000 for fiscal year 2006.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, to clarify the term “conditional asset retirement obligation”, which refers to legal obligations for which companies must perform asset retirement activity for which the timing and/or method of settlement are conditional upon future events that may or may not be within the control of the entity. However, the obligation to perform the asset retirement is unconditional, despite the uncertainty that exists surrounding the timing and method of settlement. Uncertainty about the timing and method of settlement for a conditional asset retirement obligation (“ARO”) should be considered in estimating the ARO when sufficient information exists. FIN 47 clarifies when sufficient information exists to reasonably estimate the fair value of an ARO. This interpretation is effective for our 2006 fiscal year.

Our adoption of FIN 47 did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of SFAS No. 154 is not expected to have a material effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and therefore will apply beginning with our 2008 fiscal year. We are in the process of evaluating the impact of this interpretation.

In September 2006, the FASB issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial position or results of operations.

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

Goodwill and Other Long-lived Assets.  We have a significant amount of goodwill on our balance sheet resulting from the acquisitions made in fiscal 2000, 2001, and 2004.  We conduct an annual goodwill impairment review on November 1 of each year for the previous year just ended October 31 to determine the fair value of our reporting units.  In fiscal years 2006 and 2005, we engaged an independent valuation consultant to assist us in this review.  In order to make this assessment each year, we prepared a long-term forecast of the operating results and cash flows associated with the major reporting units of our business.  We prepared this forecast to determine the net discounted cash flows associated with each of these units. The value of the discounted cash flows, less bank debt, was then compared to the book value of each of those units.  There is a great deal of judgment involved in making this assessment, including the growth rates of our various business lines, gross margins, operating margins, discount rates, and the capital expenditures needed to support the projected growth in revenues.  The valuation consultant engaged to assist in this evaluation, also examines additional data regarding competitors and market valuations.  This examination also requires a great amount of subjectivity and assumptions.  Based on the work performed, we determined that the fair value was greater than our carrying value and therefore no impairment had occurred.

We have recorded property, equipment, and capitalized software costs at historical cost less accumulated depreciation or amortization.  The determination of useful economic lives and whether or not these assets are impaired involves significant judgment.

Accruals for Contractual Obligations and Contingent Liabilities.  On products assembled or installed by us, we have varying degrees of warranty obligations.  We use historical trends and make other judgments to estimate our liability for such obligations.  We also must record estimated liabilities for many forms of federal, state, and local taxes.  Our ultimate liability for these taxes depends upon a number of factors, including the interpretation of statutes and the mix of our taxable income between higher and lower taxing jurisdictions.  In addition, in the past we have been a party to threatened litigation or actual litigation in the normal course of business.  In such cases, we evaluate our potential liability, if any, and determine if an estimate of that liability should be recorded in our financial statements.  Estimating both the probability of our liability and the potential amount of the liability are highly subjective exercises and are evaluated frequently as the underlying circumstances change.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates.  We did not use derivative financial instruments for speculative or trading purposes during the 2005 fiscal year.

Interest Rate Risk.   We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (5.32% at October 31, 2006) plus 1.25 to 2.75% depending on the Company’s funded debt to cash flow ratio or the bank’s prime rate (8.25% at October 31, 2006) less 0.0% to 1.125% also depending on the Company’s funded debt to cash flow ratio.  A hypothetical 10% increase in interest rates would have increased our interest expense by approximately $17,000 in fiscal 2006 and would not have had a material impact on our financial position or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by this Item is incorporated by reference to the financial statements listed in Items 15(a)(1) and 15(a)(2), which financial statements appear at Pages F-1 through F-21 at the end of this Report.

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.  Based on their evaluation as of the end of fiscal year ending October 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information relating to Directors required by this Item is incorporated by reference to the section captioned “Election of Directors” in our Proxy Statement to be filed with the Securities and Exchange Commission (the “Commission”) in connection with our Annual Meeting of Shareholders to be held April 3, 2007.

Information relating to the Audit Committee of the Board of Directors required by this Item is incorporated by reference to the section captioned “Board of Directors and Committees” under the subsection “Committees” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 3, 2007.

Information relating to executive officers required by this Item is included in Part I of this Report under the caption “Executive Officers of the Registrant”.

Other information required by this Item is incorporated by reference to the sections captioned “Section 16(a) Beneficial Ownership Reporting Compliance” and “Corporate Governance—Code of Ethics” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 3, 2007.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the sections captioned “Executive Compensation and Related Information,” “Compensation Committee Report” and “Stock Performance Graph,” and to the subsections entitled “Director Compensation” and “Compensation Committee Interlocks and Insider Participation” under the section captioned “Board of Directors and Committees,” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 3, 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to Equity Compensation Plans required by this Item is included in Part II of this Report in the table entitled “Equity Compensation Plan Information” under the section captioned “Market for the Registrant’s Common Stock and Related Stockholder Matters.”

Other  information required by this Item is incorporated by reference to the section captioned “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 3, 2007.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference to the section captioned “Related Transactions” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 3, 2007.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference to the section captioned “Independent Public Accountants” under the subheading “Fees and Independence” in our Proxy Statement to be filed with the Commission in connection with our Annual Meeting of Shareholders to be held April 3, 2007.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report:

(a)(1)         Financial Statements - The following financial statements are included with this report:

(a)(2)    Financial Statement Schedules - None.

(a)(3)    Exhibits – The following exhibits are included with this report or incorporated herein by reference:

No.	Description

2.0

Agreement dated July 8, 2005 between XETA Technologies, Inc., Bluejack Systems, LLC and Greg Forrest (incorporated by reference to Exhibit 2.0 to XETA’s Annual Report on Form 10-K for the year ended October 31, 2005).

3(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to XETA’s Annual Report on Form 10-K for the year ended October 31, 2004).

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii)(a) to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2001).

10.1*†	XETA Technologies, Inc. 2004 Omnibus Stock Incentive Plan as amended April 15, 2004.

10.2*†	Form of Stock Option Award Agreement for grants on October 19, 2006 under 2004 Omnibus Stock Incentive Plan.

10. 3†	Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.9 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 4†	XETA Technologies 2000 Stock Option Plan (incorporated by reference to Exhibit 10.11 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 5†	Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.14 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.6

Nortel Networks Premium Partner U. S. Agreement effective June 25, 2003 between Nortel Networks, Inc. and XETA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to XETA’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.7

Avaya Inc. Reseller Master Terms and Conditions effective as of August 6, 2003 between Avaya Inc. and XETA Technologies, Inc., including Reseller Product Group Attachment for Enterprise Communication and Internetworking Solutions Product, Reseller Product Group Attachment: Octel Products, and Addendum for GSA Schedule Contract Sales to the Federal Government (incorporated by reference to Exhibit 10.6 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.8

Revolving Credit and Term Loan Agreement dated as of October 1, 2003 between XETA Technologies, Inc. and Bank of Oklahoma, N.A. (“BOK”) (incorporated by reference to Exhibit 10.7 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.9

Second Amendment to Revolving Credit and Term Loan Agreement dated as of October 31, 2003 between Xeta Technologies, Inc. and BOK (incorporated by reference to Exhibit 10.13 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2005).

10.10*	Third Amendment to Revolving Credit and Term Loan Agreement dated as of October 31, 2003 between XETA Technologies, Inc. and BOK.

10.11

Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of October 31, 2003 between XETA Technologies, Inc. and BOK (incorporated by reference to Exhibit 10.1 to XETA’s Current Report on Form 8-K filed September 27, 2006).

10.12*	Promissory Note ($1,853,904.82 payable to BOK) dated December 21, 2005.

10.13*	Promissory Note ($7,500,000 payable to BOK) dated September 28, 2006.

10.14

Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated October 1, 2003 granted to BOK (incorporated by reference to Exhibit 10.8 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.15	Security Agreement dated October 1, 2003 granted to BOK (incorporated by reference to Exhibit 10.12 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

21*	Subsidiaries of XETA Technologies, Inc.

23.1*	Consent of Tullius, Taylor, Sartain & Sartain LLP .

23.2*	Consent of Grant Thornton LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates Exhibits filed with this report.
†	Indicates management contract or compensatory plan or arrangement.

(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XETA TECHNOLOGIES, INC.

January 5, 2007	By:	/s/ Jack R. Ingram
Jack R. Ingram, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 5, 2007	/s/ Jack R. Ingram
Jack R. Ingram, Chief Executive Officer, and Director

January 5, 2007	/s/ Greg D. Forrest
Greg Forrest, President, and Chief Operating Officer

January 5, 2007	/s/ Robert B. Wagner
Robert B. Wagner, Chief Financial Officer and Executive Director of Operations

January 5, 2007	/s/ Donald T. Duke
Donald T. Duke, Director

January 5, 2007	/s/ Ronald L. Siegenthaler
Ronald L. Siegenthaler, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Xeta Technologies, Inc.

We have audited the consolidated balance sheets of Xeta Technologies, Inc. (an Oklahoma Corporation) and subsidiary as of October 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Xeta Technologies, Inc. and subsidiary as of October 31, 2006 and 2005, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
December 15, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and

Shareholders of XETA Technologies, Inc.

We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of XETA Technologies, Inc. (an Oklahoma corporation) and subsidiary for the year ended October 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of XETA Technologies, Inc. and subsidiary for the year ended October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ GRANT THORNTON LLP

Oklahoma City, Oklahoma
December 10, 2004

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31, 2006	October 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$174,567	$176,688
Current portion of net investment in sales-type leases and other receivables	329,619	533,114
Trade accounts receivable, net	12,245,507	11,634,030
Inventories, net	4,942,973	5,650,027
Deferred tax asset, net	709,343	727,222
Prepaid taxes	22,622	76,891
Prepaid expenses and other assets	300,738	139,525
Total current assets	18,725,369	18,937,497

Noncurrent assets:
Goodwill	26,420,669	26,476,245
Intangible assets, net	141,875	179,709
Net investment in sales-type leases, less current portion above	128,708	167,399
Property, plant & equipment, net	10,485,018	10,411,329
Other assets	11,124	34,411
Total noncurrent assets	37,187,394	37,269,093

Total assets	$55,912,763	$56,206,590

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$171,123	$1,123,582
Revolving line of credit	3,119,445	4,394,727
Lease payable	810	5,303
Accounts payable	4,325,758	4,847,799
Current unearned revenue	1,802,665	1,505,609
Accrued liabilities	2,993,831	2,392,846
Total current liabilities	12,413,632	14,269,866

Noncurrent liabilities:
Long-term debt, less current portion above	1,525,950	1,697,039
Accrued long-term liability	436,850	144,100
Noncurrent unearned service revenue	79,132	64,895
Noncurrent deferred tax liability, net	3,572,089	2,932,753
Total noncurrent liabilities	5,614,021	4,838,787

Contingencies (see footnote 15)

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,233,529 and 11,197,025 issued at October 31, 2006 and October 31, 2005, respectively	11,233	11,197
Paid-in capital	13,067,676	12,999,074
Retained earnings	27,050,860	26,332,325
Less treasury stock, at cost (1,018,788 shares at October 31, 2006 and October 31, 2005)	(2,244,659)	(2,244,659)
Total shareholders’ equity	37,885,110	37,097,937
Total liabilities and shareholders’ equity	$55,912,763	$56,206,590

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended October 31,
	2006	2005	2004

Systems sales	$29,249,004	$27,942,695	$31,341,190
Services	29,894,230	28,241,316	26,492,810
Other revenues	821,730	1,819,241	993,431
Net sales and service revenues	59,964,964	58,003,252	58,827,431

Cost of systems sales	22,161,682	20,978,447	23,914,329
Services costs	21,645,086	20,007,601	19,120,486
Cost of other revenues & corporate COGS	1,423,927	2,072,931	1,529,938
Total cost of sales and service	45,230,695	43,058,979	44,564,753

Gross profit	14,734,269	14,944,273	14,262,678

Operating expenses
Selling, general and administrative	12,969,071	13,800,782	11,569,185
Amortization	428,785	385,591	82,485
Total operating expenses	13,397,856	14,186,373	11,651,670

Income from operations	1,336,413	757,900	2,611,008

Interest expense	(170,044)	(113,523)	(230,819)
Interest and other income	42,166	171,078	262,861
Total interest and other income (expense)	(127,878)	57,555	32,042

Income before provision for income taxes	1,208,535	815,455	2,643,050
Provision for income taxes	490,000	321,000	1,035,000

Net income	$718,535	$494,455	$1,608,050

Earnings per share
Basic	$0.07	$0.05	$0.16

Diluted	$0.07	$0.05	$0.16

Weighted average shares outstanding	10,208,250	10,087,279	10,008,507

Weighted average equivalent shares	10,210,246	10,116,694	10,157,372

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

						Accumulated Other
	Common Stock		Treasury Stock			Comprehensive	Retained
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Income (Loss)	Earnings	Total
Balance-October 31, 2003	11,021,740	$11,021	1,018,788	$(2,244,659)	$12,681,681	$(66,846)	$24,229,820	$34,611,017

Stock options exercised $.001 par value	9,835	10	—	—	9,535	—	—	9,545

Tax benefit of stock options	—	—	—	—	4,008	—	—	4,008

Components of comprehensive income:
Net income	—	—	—	—	—	—	1,608,050	1,608,050
Unrealized gain on hedge, net of tax of $46,034	—	—	—	—	—	71,400	—	71,400
Total comprehensive income								1,679,450

Balance- October 31, 2004	11,031,575	11,031	1,018,788	(2,244,659)	12,695,224	4,554	25,837,870	36,304,020

Stock options exercised $.001 par value	65,450	66	—	—	24,950	—	—	25,016

Restricted shares issued $.001 par value	100,000	100	—	—	278,900	—	—	279,000

Components of comprehensive income:
Net income	—	—	—	—	—	—	494,455	494,455
Unrealized loss on hedge	—	—	—	—	—	(4,554)	—	(4,554)
Total comprehensive income								489,901

Balance- October 31, 2005	11,197,025	11,197	1,018,788	(2,244,659)	12,999,074	—	26,332,325	37,097,937

Stock options exercised $.001 par value	36,504	36	—	—	52,548	—	—	52,584
Tax benefit of stock options	—	—	—	—	12,966	—	—	12,966
Stock based compensation					3,088			3,088
Net Income	—	—	—	—	—	—	718,535	718,535
Balance- October 31, 2006	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,067,676	$—	$27,050,860	$37,885,110

The accompanying notes are an integral part of this consolidated financial statement.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months
	Ended October 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$718,535	$494,455	$1,608,050

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	507,672	710,435	822,300
Amortization	428,785	385,591	82,485
Stock based compensation	3,088
Loss (gain) on sale of assets	6,208	(5,819)	2,465
Ineffectiveness of cash flow hedge		(12,476)	12,473
Provision for returns & doubtful accounts receivable		15,263
Provision for excess and obsolete inventory	102,000	242,730
Change in assets and liabilities, net of acquisitions:
Decrease in net investment in sales-type leases & other receivables	242,186	35,378	663,164
(Increase) in trade account receivables	(611,477)	(2,119,916)	(3,405,570)
Decrease (increase) in inventories	605,054	(1,048,055)	959,786
Decrease in deferred tax asset	17,879	153,383	5,147
(Increase) decrease in prepaid expenses and other assets	(137,926)	102,715	172,357
Decrease (increase) in prepaid taxes	54,269	(70,023)	(6,868)
(Decrease) increase in accounts payable	(522,041)	2,395,319	(1,810,728)
Increase (decrease) in unearned revenue	311,293	(128,178)	(357,693)
Increase (decrease) in accrued taxes	38,216	38,216	(19,918)
Increase (decrease) in accrued liabilities and lease payable	889,242	(133,091)	286,669
Increase in deferred tax liability	669,662	412,490	542,319
Total adjustments	2,604,110	973,962	(2,051,612)

Net cash provided by (used in) operating activities	3,322,645	1,468,417	(443,562)

Cash flows from investing activities:
Acquisitions, net of cash acquired		(56,015)	(597,791)
Additions to property, plant & equipment	(996,152)	(743,009)	(1,059,623)
Proceeds from sale of assets	17,632	6,161	19,542
Net cash used in investing activities	(978,520)	(792,863)	(1,637,872)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	24,306,468	23,290,889	30,111,338
Principal payments on debt	(1,123,548)	(1,209,381)	(1,209,384)
Payments on revolving line of credit	(25,581,750)	(22,746,444)	(26,980,129)
Exercise of stock options	52,584	25,016	9,545
Net cash (used in) provided by financing activities	(2,346,246)	(639,920)	1,931,370

Net (decrease) increase in cash and cash equivalents	(2,121)	35,634	(150,064)

Cash and cash equivalents, beginning of period	176,688	141,054	291,118
Cash and cash equivalents, end of period	$174,567	$176,688	$141,054

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $302,613 in 2006 and $204,125 in 2005 and $187,092	$164,377	$124,250	$180,366
Cash paid during the period for income taxes	$34,304	$41,511	$525,881

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED OCTOBER 31, 2006

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading provider of enterprise-class communications solutions and managed services with sales and service locations nationwide, serving business clients in sales, engineering, project management, installation, and service support.  The Company sells products that are manufactured by a variety of manufacturers including Avaya, Inc. (“Avaya”) and Nortel Networks Corporation (“Nortel”).  In addition, the Company manufactures and markets a line of proprietary call accounting systems to the hospitality industry.  XETA is an Oklahoma corporation.

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

The Company records interest income from its sales-type lease receivables.  Interest income from a sales-type lease represents that portion of the aggregate payments to be received over the life of the lease that exceeds the present value of such payments using a discount factor equal to the rate implicit in the underlying lease.

Accounts Receivable

Accounts receivable are recorded at amounts billed to customers less an allowance for doubtful accounts.  Management monitors the payment status of all customer balances and considers an account to be delinquent once it has aged sixty days past the due date.  The allowance for doubtful accounts is adjusted based on management’s assessment of collection trends, agings of customer balances, and any specific disputes.  The Company recorded bad debt expense of $0, $15,263 and $0 for the years ended October 31, 2006, 2005 and 2004, respectively.

Property, Plant and Equipment

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under certain system service agreements.  Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis.  When assets are retired or sold, the cost of the assets and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in other income.  Maintenance and repair costs are expensed as incurred.  Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $303,000, $204,000, and $187,000 in interest costs in fiscal years 2006, 2005 and 2004, respectively.

Software Development Costs

The Company applies the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”).  Under SOP 98-1 external direct costs of software development, payroll and payroll-related costs for time spent on the project by employees directly associated with the development, and interest costs incurred during the development, as provided under the provisions of SFAS No. 34, “Capitalization of Interest Costs,” should be capitalized after the “preliminary project stage” has been completed.  Accordingly, the Company had capitalized $8.2 million and $7.7 million related to the software development as of October 31, 2006 and 2005, respectively.  The Company has segregated the cost of the developed software into four groups with estimated useful lives of three, five, seven and ten years.  Beginning in fiscal 2005, the Company began implementing the developed software in its business and the operating results include $391,000 and $348,000 in amortization costs calculated based on the estimated useful lives of those functions of the software which are ready for their intended use for fiscal 2006 and 2005, respectively.

Derivative Instruments and Hedging Activities

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended.  SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value.

Stock-based Compensation Plans

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. The Company adopted on a prospective basis SFAS 123(R) beginning November 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. The Company recognizes the fair value of stock-based compensation awards as selling, general and administrative expense as appropriate in the consolidated statements of operations on a straight-line basis over the vesting period.

Prior to November 1, 2005, the Company accounted for stock-based compensation utilizing the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” (“APB 25”) and related interpretations. Under APB 25, no compensation expense was recognized for stock-based compensation. The following pro forma information, as required by Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by Statement of Financial Accounting Standards No. 148 (“SFAS 148”), presents net income and earnings per share information as if the stock options issued were accounted for using the fair value method. The fair value of stock options issued for each year was estimated at the date of grant using the Black-Scholes option pricing model.

The SFAS 123 pro forma information for the fiscal years ended October 31, 2005 and 2004 is as follows:

	For the Year Ended October 31,
Pro Forma Disclosures:	2005	2004

NET INCOME:
As reported	$494,455	$1,608,050
Add (deduct): Total stock-based employee compensation recovered (expensed) determined under fair value based method for all awards, net of related tax effects	1,203	(103,583)
Pro forma	$495,658	$1,504,467

EARNINGS PER SHARE:
As reported – Basic	$0.05	$0.16
As reported – Diluted	$0.05	$0.16

Pro forma – Basic	$0.05	$0.15
Pro forma – Diluted	$0.05	$0.15

The adoption of SFAS 123(R) in the first quarter of fiscal year 2006 resulted in the recognition of compensation expense of $3,088, or $0.00 per share in operating expenses in the statement of operations for the twelve months ended October 31, 2006.  In accordance with the modified prospective application method of SFAS 123(R), prior period amounts have not been restated to reflect the recognition of stock-based compensation costs.  The cost related to non-vested awards not yet recognized at October 31, 2006 totals approximately $284,000 which is expected to be recognized over a weighted average of three years.

The fair value of the options granted was estimated at the date of grant using the Modified Black-Scholes European pricing model with the following assumptions: risk free interest rate (3.42% to 5.78%), dividend yield (0.00%), expected volatility (73.51% to 86.64%), and expected life (4.5 to 6 years).  The risk free interest rate used is the zero-coupon U.S. Treasury rate at the time of the grant whose maturity equals the expected term of the option.  Expected volatilities are based on the historical volatility of our stock.  We use historical data to estimate option exercise and employee termination information within the valuation model.  The expected life of options granted is derived from the vesting period and historical information and represents the period of time that options granted are expected to be outstanding.

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

The following is a tabulation of business segment information for 2006, 2005 and 2004:

	Commercial System Sales	Lodging System Sales	Services	Other Revenue	Total
2006
Sales	$22,462,789	$6,786,215	$29,894,230	$821,730	$59,964,964
Cost of sales	17,206,738	4,954,944	21,645,086	1,423,927	45,230,695
Gross profit	5,256,051	1,831,271	8,249,144	(602,197)	14,734,269

2005
Sales	$21,364,393	$6,578,302	$28,241,316	$1,819,241	58,003,252
Cost of sales	16,349,218	4,629,229	20,007,601	2,072,931	43,058,979
Gross profit	5,015,175	1,949,073	8,233,715	(253,690)	14,944,273

2004
Sales	$25,897,343	$5,443,847	$26,492,810	$993,431	$58,827,431
Cost of sales	20,180,498	3,733,831	19,120,486	1,529,938	44,564,753
Gross profit	5,716,845	1,710,016	7,372,324	(536,507)	14,262,678

Recently Issued Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151 “Inventory Costs” (“SFAS 151”). This statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). SFAS 151 requires that those items be recognized as current-period charges. In addition, this statement requires the allocation of fixed production overhead to costs of conversion be based upon the normal capacity of the production facilities. We adopted the provisions of SFAS 151 as of November 1, 2005. The adoption of SFAS 151 did not have a material effect on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R is effective for all interim periods beginning after June 15, 2005. We adopted the provisions of SFAS 123R at the beginning of our 2006 fiscal year and recorded stock-based compensation expense of approximately $3,000 for fiscal year 2006.

In March 2005, the FASB issued Interpretation No. 47 (“FIN 47”), Accounting for Conditional Asset Retirement Obligations—an interpretation of FASB Statement No. 143, to clarify the term “conditional asset retirement obligation”, which refers to legal obligations for which companies must perform asset retirement activity for which the timing and/or method of settlement are conditional upon future events that may or may not be within the control of the entity. However, the obligation to perform the asset retirement is unconditional, despite the uncertainty that exists surrounding the timing and method of settlement. Uncertainty about the timing and method of settlement for a conditional asset retirement obligation (“ARO”) should be considered in estimating the ARO when sufficient information exists. FIN 47 clarifies when sufficient information exists to reasonably estimate the fair value of an ARO. This interpretation is effective for our 2006 fiscal year. Our adoption of FIN 47 did not have a material effect on our consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of SFAS No. 154 is not expected to have a material effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and therefore will apply beginning with our 2008 fiscal year. We are in the process of evaluating the impact of this interpretation.

In September 2006, the FASB issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial position or results of operations.

Acquisitions

On August 1, 2004, the Company acquired substantially all of the assets and liabilities of Bluejack Systems, LLC (Bluejack), a Seattle, Washington based Nortel dealer.  The Company’s consolidated financial statements include the results of Bluejack’s operations since the date of the acquisition.  The acquisition was made as part of the Company’s entry into the Nortel market and to establish a branch office in Seattle, a significant metropolitan area not previously served by the Company.  Under the terms of the purchase agreement, the Company paid the owner of Bluejack $569,987.  The Company recorded the acquisition according to the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”).  Under SFAS No. 141, the acquired assets and liabilities were recorded on the Company’s books at their fair value.  Included in the assets acquired was the customer list of Bluejack.  The Company determined that the estimated fair value of the customer list was $227,000 and this amount was set up as a separate intangible asset on the Company’s consolidated balance sheet.  This asset will be amortized over its expected useful life of six years.  The remaining $498,000 difference between the cash paid and fair value of the net assets acquired plus approximately $27,000 in direct costs of the acquisition were recorded as goodwill.  For tax purposes, the Company has recorded $1,088,000 in goodwill and other intangible assets, which will be deductible over 15 years on a straight-line basis.  Certain other pro forma disclosures required by SFAS No. 141 have been omitted because they were not material to the Company’s consolidated financial statements.

Under the terms of the purchase agreement, the former owner of Bluejack was to receive additional purchase consideration over five years based upon the financial contribution, as defined, of the Seattle branch office.  In July 2005 the Company negotiated a purchase of this earn-out.  Under the terms of the buyout, the former owner was paid $50,000 in cash and 100,000 shares of restricted stock.  The restricted stock carries restrictions against transfer for two years as to 50,000 shares, three years as to 25,000 shares and four years as to 25,000 shares.  As a result of these payments, the Company recorded  additional goodwill of $329,000 in the third quarter of fiscal 2005.

Goodwill

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”) on November 1, 2001.  Under SFAS 142, goodwill recorded as a part of a business combination is not amortized, but instead is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Such impairment tests have been performed by management on November 1, 2006, 2005, and 2004 for the previous year just ended October 31.  The results of these assessments have indicated that no impairment has existed in the value of recorded goodwill.  Therefore, no impairment loss has been recognized.

The goodwill for tax purposes associated with the acquisition of USTI exceeded the goodwill recorded on the financial statements by $1,462,000.  The Company is reducing the carrying value of goodwill each accounting period to record the tax benefit realized due to the excess of tax-deductible goodwill over the reported amount of goodwill, resulting from a difference in the valuation dates used for common stock given in the acquisition.  Accrued income taxes and deferred tax liabilities are being reduced as well.  The Company reduced the carrying value of goodwill by $55,576 for the impact of the basis difference for both the years ended October 31, 2006 and 2005.

The changes in the carrying value of goodwill for fiscal 2006 and 2005 are as follows:

	Commercial Systems Sales	Services	Other	Total
Balance, November 1, 2004	$17,893,802	$8,091,866	$211,138	$26,196,806
Amortization of book versus tax basis difference	(13,340)	(13,340)	(556)	(55,576)
Goodwill acquired	235,181	91,459	8,375	335,015
Balance, October 31, 2005	18,087,303	8,169,985	218,957	26,476,245
Amortization of book versus tax basis difference	(41,680)	(13,340)	(556)	(55,576)
Balance, October 31, 2006	$18,045,623	$8,156,645	$218,401	$26,420,669

Other Intangible Assets

	As of October 31, 2006		As of October 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Software production costs	$—	$—	$1,291,021	$1,291,021
Acquired customer list and other	227,000	85,125	402,710	223,001
Total amortized intangible assets	$227,000	$85,125	$1,693,731	$1,514,022

Aggregate amortization expense of intangible assets was $37,833, $37,833, and $124,105 for the years ended October 31, 2006, 2005, and 2004, respectively, which includes $0 recorded as interest expense in the consolidated statements of operations for the years ended October 31, 2006, 2005, respectively, and $41,620 recorded for the year ended October 31, 2004.  The estimated amortization expense of intangible assets is $37,833, $37,833, $37,833, and $28,376 for fiscal years ended October 31, 2007, 2008, 2009 and 2010, respectively.

Reclassifications

Certain reclassifications of prior year amounts have been made to conform to current year presentations.  These reclassifications had no impact on net income.

2.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following at October 31:

	2006	2005

Trade receivables	$12,499,407	$11,932,173
Less- reserve for doubtful accounts	253,900	298,143
Net trade receivables	$12,245,507	$11,634,030

Adjustments to the reserve for doubtful accounts consist of the following at October 31:

	2006	2005	2004

Balance, beginning of period	$298,143	$318,607	$335,541
Provision for doubtful accounts	—	15,263	—
Net write-offs	(44,243)	(35,727)	(16,934)
Balance, end of period	$253,900	$298,143	$318,607

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or weighted-average) or market and consist of the following components at October 31:

	2006	2005

Finished goods and spare parts	$5,565,484	$6,190,206
Less- reserve for excess and obsolete inventories	622,511	540,179
Total inventories, net	$4,942,973	$5,650,027

Adjustments to the reserve for excess and obsolete inventories consist of the following:

	2006	2005	2004

Balance, beginning of period	$540,179	$871,809	$1,182,380
Provision for excess and obsolete inventories	102,000	242,730	—
Adjustments to inventories	(19,668)	(574,360)	(310,571)
Balance, end of period	$622,511	$540,179	$871,809

Adjustments to inventories in 2006, 2005 and 2004 included write-offs of obsolete inventory, and adjustments to reduce certain items inventory values to lower of cost or market.

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at October 31:

	Estimated Useful Lives	2006	2005

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-10	2,469,671	4,720,698
Software development costs, work-in-process	N/A	5,274,299	5,410,558
Software development costs of components placed into service	3-10	2,339,644	1,695,370
Hardware	3-5	599,751	589,905
Land	—	611,582	611,582
Office furniture	5	932,252	1,114,073
Auto	5	428,214	384,278
Other	3-7	252,780	549,613

Total property, plant and equipment		15,306,147	17,474,031
Less- accumulated depreciation		(4,821,129)	(7,062,702)

Total property, plant and equipment, net		$10,485,018	$10,411,329

Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $303,000, $204,000 and $187,000 in interest costs in fiscal years 2006, 2005 and 2004, respectively.

5.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31:

	2006	2005

Commissions	$841,654	$597,811
Interest	28,914	23,246
Payroll	598,077	554,506
Bonuses	280,042	242,917
Vacation	693,281	580,922
Other	551,863	393,444
Total current	2,993,831	2,392,846
Accrued long-term liability	436,850	144,100
Total accrued liabilities	$3,430,681	$2,536,946

6.  UNEARNED SERVICES REVENUE:

Unearned service revenue consists of the following at October 31:

	2006	2005

Service contracts	$951,683	$737,618
Warranty service	223,442	299,618
Customer deposits	572,397	272,871
Systems shipped but not installed	13,389	153,748
Other	41,754	41,754
Total current unearned revenue	1,802,665	1,505,609
Noncurrent unearned services revenue	79,132	64,895
Total unearned revenue	$1,881,797	$1,570,504

7.  INCOME TAXES:

The income tax provision for the years ended October 31, 2006, 2005, and 2004, consists of the following:

	2006	2005	2004

Current provision (benefit) – federal	$(182,005)	$(223,285)	$266,490
Current provision (benefit) – state	(19,203)	(30,904)	67,700
Deferred provision	691,208	575,189	700,810
Total provision	$490,000	$321,000	$1,035,000

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	Year Ended October 31,
	2006	2005	2004

Statutory rate	34%	34%	34%
State income taxes, net of federal benefit	7%	5%	5%
Effective rate	41%	39%	39%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31 are presented below:

	2006	2005
Deferred tax assets:
Net operating loss carryforward	$1,156,913	$811,951
Currently nondeductible reserves	256,764	238,379
Accrued liabilities	392,449	300,255
Prepaid service contracts	30,770	111,771
Other	40,436	87,972
Total deferred tax asset	1,877,332	1,550,328

Deferred tax liabilities:
Intangible assets	3,686,779	2,992,299
Depreciation	1,032,788	734,394
Tax income to be recognized on sales-type lease contracts	20,511	29,166
Total deferred tax liability	4,740,078	3,755,859
Net deferred tax liability	$(2,862,746)	$(2,205,531)

	2006	2005
Net deferred liability as presented on the balance sheet:
Current deferred tax asset	$709,343	$727,222
Noncurrent deferred tax liability	(3,572,089)	(2,932,753)
Net deferred tax liability	$(2,862,746)	$(2,205,531)

8.  CREDIT AGREEMENTS:

The Company’s credit facility consists of a revolving credit and term loan agreement with a commercial bank.  This agreement contains three separate notes:  a term loan which matured on September 30, 2006, a mortgage agreement maturing on September 30, 2009 and amortizing based on an 13 year life, and a $7.5 million revolving credit agreement to finance growth in working capital.  The revolving line of credit is collateralized by trade accounts receivable and inventories.  At October 31, 2006 and 2005, the Company had approximately $3.119 million and $4.395 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $4.4 million available under the revolving line of credit at October 31, 2006.  Advance rates are defined in the agreement, but are generally at the rate of 80% of qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 28, 2007.  At October 31, long-term debt consisted of the following:

	October 31,
	2006	2005
Term loan, payable in monthly installments of $86,524, due September 30, 2006 collateralized by all assets of the Company	$—	$952,459

Real estate term note, payable in monthly installments of $14,257, plus a final payment of $1,198,061 on September 30, 2009, collateralized by a first mortgage on the Company’s building	1,697,073	1,868,162

	1,697,073	2,820,621

Less-current maturities	171,123	1,123,582

	$1,525,950	$1,697,039

Maturities of long-term debt for each of the years ended October 31, are as follows:

2007	$171,123
2008	171,123
2009	1,354,827

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (“LIBOR”) (which was 5.32% at October 31, 2006) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 8.25% at October 31, 2006) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At October 31, 2006, the Company was paying 7.875% on the revolving line of credit borrowings and 7.072% on the mortgage note.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to annual earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.  At October 31, 2006, the Company was either in compliance with the covenants of the credit facility or had received the appropriate waivers from its bank.

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

In fiscal 2000 the Company’s shareholders approved a stock option plan (“2000 Plan”) for officers, directors and key employees.  The 2000 Plan replaced the previous 1988 Plan, which had expired.  Under the 2000 Plan, the Board of Directors, or a committee thereof, determine the option price, not to be less than fair market value at the date of grant, number of options granted, and the vesting period.  Although there are exceptions, generally options that have been granted under the 2000 Plan expire ten years from the date of grant, have three-year cliff-vesting, and are incentive stock options as defined under the applicable Internal Revenue Service tax rules. Options granted under the previous 1988 Plan generally vested 33 1/3% per year after a one-year waiting period.  The following table summarizes information concerning options outstanding under the 2000 and 1988 Plans including the related transactions for the fiscal years ended October 31, 2004, 2005, and 2006:

	Number	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Balance, October 31, 2003	623,300	$7.61
Granted	1,500	$6.35	$5.36
Exercised	(9,835)	$0.97
Forfeited	(56,793)	$7.96
Balance, October 31, 2004	558,172	$7.69
Forfeited	(19,900)	$9.03
Balance, October 31, 2005	538,272	$7.64
Granted	160,000	$2.95	$2.95
Exercised	(36,504)	$1.64
Forfeited	(16,200)	$6.60
Balance, October 31, 2006	645,568	$6.84

Exercisable at October 31, 2006	485,568	$8.12
Exercisable at October 31, 2005	538,272	$7.64
Exercisable at October 31, 2004	330,772	$10.46

The Company has also granted options outside the 1988 Plan, 2000 Plan, and 2004 Plan to certain officers and directors.  These options generally expire ten years from the date of grant and are exercisable over the period stated in each option.  The following table summarizes information concerning options outstanding under various Officer and Director Plans including the related transactions for the fiscal years ended October 31, 2004, 2005, and 2006:

	Number	Weighted Average Exercise Price

Balance, October 31, 2004	685,400	$5.86
Exercised	(65,400)	0.38
Balance, October 31, 2005 and 2006	620,000	$6.44

Exercisable at October 31, 2006	620,000	$6.44
Exercisable at October 31, 2005	620,000	$6.44
Exercisable at October 31, 2004	685,400	$5.86

The following is a summary of stock options outstanding as of October 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at October 31, 2006	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at October 31, 2006	Weighted Average Exercise Price
$2.95	160,000	$2.95	4.97	—	$2.95
$3.63-5.79	325,968	$4.03	4.17	325,968	$4.03
$5.81	580,000	$5.81	2.63	580,000	$5.81
$5.85-12.00	31,950	$9.90	3.92	31,950	$9.90
$15.53	40,000	$15.53	3.25	40,000	$15.53
$18.13	127,650	$18.13	3.46	127,650	$18.13

11.  EARNINGS PER SHARE:

All basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period.  A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	For the Year Ended October 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$718,535	10,208,250	$0.07
Dilutive effect of stock options		1,996

Diluted EPS
Net income	$718,535	10,210,246	$0.07

	For the Year Ended October 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$494,455	10,087,279	$0.05
Dilutive effect of stock options		29,415

Diluted EPS
Net income	$494,455	10,116,694	$0.05

	For the Year Ended October 31, 2004
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$1,608,050	10,008,507	$0.16
Dilutive effect of stock options		148,865

Diluted EPS
Net income	$1,608,050	10,157,372	$0.16

For the years ended October 31, 2006, 2005, and 2004, respectively, stock options for 1,111,441 shares at an average exercise price of $7.16, 1,121,668 shares at an average exercise price of $7.17, and 843,017 shares at an average exercise price of $8.40, were excluded from the calculation of earnings per share because they were antidilutive.

12.   FINANCING RECEIVABLES:

A small portion of the Company’s systems sales are made under sales-type lease agreements with the end-users of the equipment.  These receivables are secured by the cash flows under the leases and the equipment installed at the customers’ premises.  Minimum future annual payments to be received under various leases are as follows for years ending October 31:

Sales-Type Lease Payments Receivable

2007	$184,244
2008	96,784
2009	36,893
317,921
Less- imputed interest	40,695
Present value of minimum payments	$277,226

13.  MAJOR CUSTOMERS, SUPPLIERS AND CONCENTRATIONS OF CREDIT RISK:

Marriott International, Host Marriott, and other affiliated companies (“Marriott”) represent a single customer relationship for our Company and are a major customer.  Revenues earned from Marriott represented 10%, 13%, and 10% of our total revenues in fiscal 2006, 2005 and 2004, respectively.

The Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions, which in turn may impact the Company’s overall credit risk.  However, the Company sells to a wide variety of customers and, except for its hospitality customers, does not focus its sales and marketing efforts on any particular industry.  Management considers the Company’s credit risk to be satisfactorily diversified and believes that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 2006.

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

14.  EMPLOYMENT AGREEMENTS:

The Company has two incentive compensation plans: one for sales professionals and sales management and one for all other employees.  The bonus plan for sales personnel is based on either gross profit generated or a percentage of their “contribution”, defined as the gross profit generated less their direct and allocated sales expenses.  The Company paid $256,626, $309,424 and $239,200 during 2006, 2005 and 2004, respectively, under the sales professionals’ bonus plan.  The Employee Bonus Plan (“EBP”) provides an annual incentive compensation opportunity for senior executives and other employees designated by senior management and the Board of Directors as key employees.  The purpose of the EBP is to provide an incentive for senior executives and to reward key employees for leadership and excellent performance.  In fiscal 2006, 2005 and 2004, the Company accrued bonuses of approximately $197,000, $150,000 and $240,000, respectively.

15.  CONTINGENCIES:

Litigation

We will cease monitoring the Phonometrics litigation, which we have included in the “Legal Proceedings” section of our annual and quarterly reports since 1994.  We began to monitor this litigation when several of our hotel customers were among numerous hotel chains and other companies sued by Phonometrics for patent infringement allegedly arising out of the various defendants’ sale or use of PBX, call accounting and answer detection systems.  Ten of our hotel customers who were using our call accounting and/or answer detection systems notified us between 1994 and early 1995 that they would seek indemnification from us for any damages resulting from the lawsuit.  Because there were other equipment vendors implicated along with us in the cases filed against our customers, we never assumed the defense of our customers in any of these actions.

The lawsuits against our customers were filed in the United States District Court for the Southern District of Florida by Phonometrics Inc. as plaintiff in the mid-1990s.  The trial and appellate courts found that there was no patent infringement.  Consequently, no damage awards for patent infringement have ever been entered against any of our customers.  The court also entered attorney fee awards against Phonometrics.  Other than the initial notifications we received in the mid-1990s, we have not received any additional material correspondence a result of the litigation.

The cases were largely closed in 2002, although Phonometrics continued to appeal certain judgments for attorney fee awards and in some cases sanctions entered against it.  These appeals were most recently decided against Phonometrics in the United States Court of Appeals for the Federal Circuit in November 2003.  Although the trial court has not yet entered final judgment in these cases following these appeals, the sporadic activity in these cases at this time relates to efforts to enforce the judgments for attorney fees.  Consequently, we believe that there is no reason to continue to report on this matter.  In the unlikely event that there are new developments which affect us, we will report on those developments at that time.

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

Lease Commitments

Future minimum commitments under non-cancelable operating leases for office space and equipment are approximately $250,000, $214,000, $89,000 and $55,000 in fiscal years 2007 through 2010, respectively.

16.  RETIREMENT PLAN:

The Company has a 401(k) retirement plan (“Plan”).  In addition to employee contributions, the Company makes discretionary matching and profit sharing contributions to the Plan based on percentages set by the Board of Directors.  Contributions made by the Company to the Plan were approximately $564,000, $547,000 and $508,000 for the years ending October 31, 2006, 2005, and 2004, respectively.

17.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following quarterly financial data has been prepared from the financial records of the Company without an audit, and reflects all adjustments, which in the opinion of management were of a normal, recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented.

	For the Fiscal Year Ended October 31, 2006
	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	2006	2006	2006	2006
	(in thousands, except per share data)

Net sales	$12,683	$14,894	$15,660	$16,728
Gross profit	2,776	3,536	4,160	4,262
Operating income	(152)	118	482	888
Net income	(141)	57	286	516
Basic EPS	$(0.01)	$0.01	$0.02	$0.05
Diluted EPS	$(0.01)	$0.01	$0.02	$0.05

	For the Fiscal Year Ended October 31, 2005
	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	2005	2005	2005	2005
	(in thousands, except per share data)

Net sales	$13,915	$14,204	$13,522	$16,362
Gross profit	3,507	3,889	3,616	3,933
Operating income	17	286	122	333
Net income	78	164	64	188
Basic EPS	$0.01	$0.02	$0.01	$0.02
Diluted EPS	$0.01	$0.02	$0.01	$0.02