Form 10-Q
period 2007-01-31
XETA TECHNOLOGIES INC
filed 2007-03-05
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2007
Common Stock, $.001 par value	10,214,741

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	January 31, 2007	October 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$405,015	$174,567
Current portion of net investment in sales-type leases and other receivables	170,485	329,619
Trade accounts receivable, net	9,975,966	12,245,507
Inventories, net	4,775,842	4,942,973
Deferred tax asset, net	735,585	709,343
Prepaid taxes	31,977	22,622
Prepaid expenses and other assets	601,218	300,738
Total current assets	16,696,088	18,725,369

Noncurrent assets:
Goodwill	26,406,775	26,420,669
Intangible assets, net	132,417	141,875
Net investment in sales-type leases, less current portion above	119,008	128,708
Property, plant & equipment, net	10,510,440	10,485,018
Other assets	12,530	11,124
Total noncurrent assets	37,181,170	37,187,394

Total assets	$53,877,258	$55,912,763

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$171,123	$171,123
Revolving line of credit	745,085	3,119,445
Lease payable	—	810
Accounts payable	3,845,438	4,325,758
Current unearned revenue	2,277,764	1,802,665
Accrued liabilities	3,099,348	2,993,831
Total current liabilities	10,138,758	12,413,632

Noncurrent liabilities:
Long-term debt, less current portion above	1,483,177	1,525,950
Accrued long-term liability	397,850	436,850
Noncurrent unearned service revenue	73,880	79,132
Noncurrent deferred tax liability, net	3,704,438	3,572,089
Total noncurrent liabilities	5,659,345	5,614,021

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,233,529 issued at January 31, 2007 and October 31, 2006	11,233	11,233
Paid-in capital	13,091,611	13,067,676
Retained earnings	27,220,970	27,050,860
Less treasury stock, at cost (1,018,788 shares at January 31, 2007 and October 31, 2006)	(2,244,659)	(2,244,659)
Total shareholders’ equity	38,079,155	37,885,110
Total liabilities and shareholders’ equity	$53,877,258	$55,912,763

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended January 31,
	2007	2006

Systems sales	$7,026,848	$5,701,276
Services	8,776,763	6,418,940
Other revenues	247,068	562,296
Net sales and service revenues	16,050,679	12,682,512

Cost of systems sales	5,307,829	4,117,601
Services costs	6,348,097	5,095,899
Cost of other revenues & corporate COGS	443,140	692,661
Total cost of sales and service	12,099,066	9,906,161

Gross profit	3,951,613	2,776,351

Operating expenses
Selling, general and administrative	3,528,410	2,827,198
Amortization	140,277	101,197
Total operating expenses	3,668,687	2,928,395

Income (loss) from operations	282,926	(152,044)

Interest expense	(10,387)	(71,897)
Interest and other income	17,571	8,214
Total interest and other income (expense)	7,184	(63,683)

Income (loss) before provision for income taxes	290,110	(215,727)
Provision (benefit) for income taxes	120,000	(75,000)

Net income (loss)	$170,110	$(140,727)

Earnings (loss) per share
Basic	$0.02	$(0.01)

Diluted	$0.02	$(0.01)

Weighted average shares outstanding	10,214,741	10,189,497

Weighted average equivalent shares	10,214,741	10,189,497

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance- October 31, 2006	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,067,676	$27,050,860	$37,885,110

Stock based compensation					23,935		23,935
Net Income	—	—	—	—	—	170,110	170,110

Balance- January 31, 2007	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,091,611	$27,220,970	$38,079,155

The accompanying notes are an integral part of this consolidated financial statement.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended January 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$170,110	$(140,727)

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	123,102	128,233
Amortization	140,277	101,198
Stock based compensation	23,935	—
Loss (gain) on sale of assets	(5,000)	3,780
Provision for excess and obsolete inventory	25,500	25,500
Increase (decrease) in deferred tax liability	146,243	(101,057)
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in net investment in sales-type leases & other receivables	168,834	(104,234)
Decrease in trade account receivables	2,269,541	2,015,857
Decrease in inventories	141,631	700,649
(Increase) decrease in deferred tax asset	(26,242)	16,503
(Increase) in prepaid expenses and other assets	(301,886)	(351,530)
(Increase) decrease in prepaid taxes	(9,355)	37,760
(Decrease) in accounts payable	(480,320)	(2,127,250)
Increase in unearned revenue	469,847	969,998
Increase in accrued taxes	—	9,554
Increase (decrease) in accrued liabilities and lease payable	65,707	(442,337)
Total adjustments	2,751,814	882,624

Net cash provided by operating activities	2,921,924	741,897

Cash flows from investing activities:
Acquisitions, net of cash acquired
Additions to property, plant & equipment	(279,343)	(265,773)
Proceeds from sale of assets	5,000	17,632
Net cash used in investing activities	(274,343)	(248,141)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	5,461,702	6,564,271
Principal payments on debt	(42,773)	(302,345)
Payments on revolving line of credit	(7,836,062)	(6,358,601)
Exercise of stock options	—	51,411
Net cash used in financing activities	(2,417,133)	(45,264)

Net increase in cash and cash equivalents	230,448	448,492

Cash and cash equivalents, beginning of period	174,567	176,688
Cash and cash equivalents, end of period	$405,015	$625,180

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $64,652 in 2007 and $70,941 in 2006	$29,226	$61,811
Cash paid during the period for income taxes	$9,355	$12,240

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
January 31, 2007
(Unaudited except where noted)

1.                                       BASIS OF PRESENTATION:

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading provider of communications solutions with sales and service locations nationwide, serving business clients in sales, engineering, project management, installation, and service support.  The Company sells products which are manufactured by a variety of manufacturers including Avaya, Inc. (“Avaya”), Nortel Networks Corporation (“Nortel”), and Spectralink Corporation.  In addition, the Company manufactures and markets a line of proprietary call accounting systems to the hospitality industry.  XETA is an Oklahoma corporation.

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto made a part of the Company’s Annual Report on Form 10-K, Commission File No. 0-16231, which was filed with the Commission on January 16, 2007.  Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented.  All adjustments made were of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.  Certain reclassifications of prior year amounts have been made to conform to current year presentations.  These reclassifications had no impact on net income.

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

The following is a tabulation of business segment information for the three months ended January 31, 2007 and 2006.

	Commercial System Sales	Lodging System Sales	Managed Services Revenues	Other Revenue	Total
2007
Sales	$5,252,398	$1,774,450	$8,776,763	$247,068	$16,050,679
Cost of sales	(3,984,231)	(1,323,598)	(6,348,097)	(443,140)	(12,099,066)
Gross profit	$1,268,167	$450,852	$2,428,666	$(196,072)	$3,951,613

2006
Sales	$4,188,855	$1,512,421	$6,418,940	$562,296	$12,682,512
Cost of sales	(3,013,804)	(1,103,797)	(5,095,899)	(692,661)	(9,906,161)
Gross profit	$1,175,051	$408,624	$1,323,041	$(130,365)	$2,776,351

Stock-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements.  The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled.  The Company adopted on a prospective basis SFAS 123(R) beginning November 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  The Company recognizes the fair value of stock-based compensation awards as selling, general and administrative expense as appropriate in the consolidated statements of operations on a straight-line basis over the vesting period.  We recognized compensation expense of $23,935 and $0 in operating expenses in the statement of operations for the three months ended January 31, 2007 and 2006, respectively.

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and therefore will apply beginning with the Company’s fiscal year ending October 31, 2008. The Company is evaluating the impact of this interpretation.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (“SFAS 159”), “The Fair Value Option for Financial Assets and Liabilities”.  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  SFAS 159 will be effective for the Company’s fiscal year beginning November 1, 2008. Early adoption is permitted. The Company has not determined the impact, if any, that adopting this standard may have on its consolidated financial position or results of operations.

2.                                       ACCOUNTS RECEIVABLE:

Trade accounts receivable consists of the following:

	January 31, 2007	(Audited) October 31, 2006

Trade receivables	$10,216,220	$12,499,407
Less- reserve for doubtful accounts	(240,254)	(253,900)
Net trade receivables	$9,975,966	$12,245,507

3.                                       INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following:

	January 31, 2007	(Audited) October 31, 2006

Finished goods and spare parts	$5,452,099	$5,565,484
Less- reserve for excess and obsolete inventories	(676,257)	(622,511)
Total inventories, net	$4,775,842	$4,942,973

4.                                       PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	Estimated Useful Lives	January 31, 2007	(Audited) October 31, 2006

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3–10	2,584,187	2,469,671
Software development costs, work-in-process	N/A	4,819,730	5,274,299
Software development costs of components placed Into service	3–10	2,909,865	2,339,644
Hardware	3–5	599,751	599,751
Land	—	611,582	611,582
Office furniture	5	932,252	932,252
Auto	5	451,166	428,214
Other	3–7	270,670	252,780

Total property, plant and equipment		15,577,157	15,306,147
Less- accumulated depreciation		(5,066,717)	(4,821,129)

Total property, plant and equipment, net		$10,510,440	$10,485,018

Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $64,652 and $70,941 in interest costs in the three months ended January 31, 2007 and 2006, respectively.

5.                                       INCOME TAXES:

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	January 31, 2007	(Audited) October 31, 2006
Deferred tax assets:
Net operating loss carryforward	$1,269,256	$1,156,913
Currently nondeductible reserves	268,918	256,764
Accrued liabilities	345,594	392,449
Prepaid service contracts	95,119	30,770
Other	35,971	40,436
Total deferred tax asset	2,014,858	1,877,332

Deferred tax liabilities:
Intangible assets	3,859,852	3,686,779
Depreciation	1,105,308	1,032,788
Tax income to be recognized on sales-type lease contracts	18,551	20,511
Total deferred tax liability	4,983,711	4,740,078
Net deferred tax liability	$(2,968,853)	$(2,862,746)

	January 31, 2007	(Audited) October 31, 2006
Net deferred liability as presented on the balance sheet:
Current deferred tax asset	$735,585	$709,343
Noncurrent deferred tax liability	(3,704,438)	(3,572,089)
Net deferred tax liability	$(2,968,853)	$(2,862,746)

The Company has recorded a tax provision of $120,000 or 41% and a tax benefit of $75,000 or 35% for the three months ended January 31, 2007 and 2006, respectively, reflecting the statutory federal tax rate of 34% plus a blended state income tax rate of approximately 5% and the impact of minimum income tax payments in certain states.

6.                                       CREDIT AGREEMENTS:

The Company’s credit facility consists of a revolving credit and term loan agreement with a commercial bank including a mortgage agreement maturing on September 30, 2009 and amortizing based on a13 year life and a $7.5 million revolving credit agreement to finance growth in working capital.  The revolving line of credit is collateralized by trade accounts receivable and inventories.  At January 31, 2007 and October 31, 2006, the Company had approximately $745 thousand and $3.119 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $6.8 million available under the revolving line of credit at January 31, 2007.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 28, 2007.  Long-term debt consisted of the following:

	January 31, 2007	(Audited) October 31, 2006

Real estate term note, payable in monthly installments of $14,257 plus interest, plus a fixed payment of $1,198,061 due September 30, 2009, collateralized by a first mortgage on the Company’s building	$1,654,300	$1,697,073

Less-current maturities	171,123	171,123

Total long-term debt, less current maturities	$1,483,177	$1,525,950

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 5.32% at January 31, 2007) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 8.25% at January 31, 2007) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At January 31, 2007, the Company was paying 7.875% on the revolving line of credit borrowings and 7.072% on the mortgage note.  The credit facility contains several financial covenants common in such agreements, including tangible net worth requirements, limitations on the amount of funded debt to earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.  The Company was in compliance with these covenants at January 31, 2007.

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

	For the Three Months Ended January 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$170,110	10,214,741	$0.02
Dilutive effect of stock options		—

Diluted EPS
Net income	$170,110	10,214,741	$0.02

	For the Three Months Ended January 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss	$(140,727)	10,189,497	$(0.01)
Dilutive effect of stock options		—

Diluted EPS
Net loss	$(140,727)	10,189,497	$(0.01)

Options to purchase 1,104,068 shares of common stock at an average exercise price of $7.18 and 1,126,536 shares of common stock at an average exercise price of $7.15 were not included in the computation of diluted earnings per share for the three months ended January 31, 2007 and 2006, respectively, because inclusion of these options would be anti-dilutive.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

In the following discussion, we make forward-looking statements regarding future events and our future performance and results.  These and other forward-looking statements are not guarantees of performance, but rather reflect our current expectations, estimates, and forecasts about the industry and markets in which we operate, and our assumptions and beliefs based upon information currently available to us.  Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “may”, “plans,” “believes,” “intends,” “projects,” “estimates,” and similar words or expressions.  These statements are subject to risks and uncertainties which are difficult to predict or which we are unable to control, including but not limited to such factors as customer demand for advanced communications products, capital spending trends within our market, the financial condition of our suppliers and changes by them in their distribution strategies and support, technological changes, product mix, the ability to attract and retain highly skilled personnel and competition.  These and other risks and uncertainties are discussed under the heading “Risk Factors” under Part I of the Company’s Form 10-K for the fiscal year ended October 31, 2006 (filed with the Commission on January 16, 2007), and in updates to such risk factors set forth in Item 1A of Part II of this quarterly report.  As a result of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements.  Consequently, investors are cautioned to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

Overview

Strategy.  In the first quarter of fiscal 2007, we continued to build on last year’s success in our Managed Services business, particularly in the commercial sector of this business.  This sector represents recurring contract maintenance fees and time and materials revenues, implementation fees, and cabling revenues earned from commercial customers.  These revenues grew 94% in the first quarter compared to last year.  One of our primary strategies in fiscal 2007 is to continue to expand our commercial Managed Services business, particularly the recurring portion of this business through our wholesale and retail service offerings.  This initiative is integral to our long-term strategy to reduce our financial dependence on systems sales in favor of more predictable, recurring services revenues.

Additionally, we have improved the alignment of our sales organization with our two major systems manufacturers, Avaya and Nortel.  We now have sales teams focused on each product line with an experienced sales executive leading each team.  As a result of this realignment and increased sales management talent, we believe we can increase the sales of our systems in fiscal 2007 compared to previous years.  Our first quarter systems sales increased 23% compared to the prior year.  This increase was due to the favorable timing of shipments and weak systems sales in the first quarter of fiscal 2006.

Operating Summary.  During the first quarter of fiscal 2007, our revenues were $16.1 million, a 27% increase over the first quarter of fiscal 2006.  This increase consisted of increases in systems sales of $1.3 million or 23% and increases in service revenues of $2.4 million or 37%.  These increases were partially offset by a decrease in other revenues of $316,000 or 56%.  Our operating results in the first quarter of fiscal 2007 were net income of $170,000 compared to a net loss of $141,000 in the first quarter last year.  These items are discussed in more detail under “Results of Operations” below.

Financial Position Summary.  Our financial condition improved during the first quarter.  We generated positive cash flows from operations of $2.9 million in the quarter and used that cash primarily to reduce the borrowings on our working capital revolver by $2.4 million or over 76%.  These and other financial position items are discussed in more detail under “Financial Condition” below.

The following discussion presents additional information regarding our financial condition and results of operations for the three-month periods ending January 31, 2007 and 2006 and should be read in conjunction with our comments above as well as the “Risk Factors” section below.

Financial Condition

Cash provided by operations for the three months ended January 31, 2007 was $2.9 million, consisting primarily of net income and non-cash charges of $483,000 and a reduction in accounts receivable of $2.3 million.  Other changes in working capital items netted to an increase in cash of $169,000.  We used these cash flows to reduce our borrowings on our working capital line of credit by $2.4 million, reduce our mortgage balance by $43,000, and to fund capital expenditures of $274,000.  Non-cash charges included depreciation expense of $123,000, amortization expense of $140,000, stock-based compensation expense of $24,000, and a provision for obsolete inventory of $25,000.

At January 31, 2007 our total borrowings were $2.4 million consisting of a mortgage on our headquarters building of $1.7 million and $700,000 due on our revolving line of credit.  At January 31, 2007 there was $6.8 million available under the revolver to meet working capital needs.

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

The table below presents our contractual obligations at January 31, 2007 as well as payment obligations over the next five years:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	2 – 3 Years	4 – 5 Years
Long-term debt	$1,924,599	$282,568	$1,642,031	$—
Operating leases	540,615	238,860	267,295	34,460
Total	$2,465,214	$521,428	$1,909,326	$34,460

Results of Operations

For the first quarter of fiscal 2007 we earned net income of $170,000 on revenues of $16.1 million compared to a net loss of $141,000 on revenues of $12.7 million in the first quarter of last year.  The narrative below provides further explanation of these results.

Systems Sales.  Systems sales were $7.0 million compared to $5.7 million in the first quarter of fiscal 2007 and 2006, respectively, a 23% increase.  This increase consisted of an increase in sales of systems to commercial customers of $1.1 million or 25%, and an increase in sales of systems to lodging customers of $262,000 or 17%.  As discussed above, these increases are primarily due to the favorable timing of equipment shipments and unusually low prior year comparisons.  Historically, our systems sales in the first half of our fiscal year are weaker than the second half.  We expect this trend to continue and also expect that our first half systems sales in fiscal 2007 will come into balance with last year’s results which included especially strong second quarter systems sales.

Managed Services Revenues.  Managed Services revenues consist of the following:

	For the Three Months Ended January 31,
	2007	2006
Contract & T&M revenue	$6,005,000	$4,985,000
Implementation	2,132,000	1,054,000
Cabling	640,000	380,000
Total Managed Services revenue	$8,777,000	$6,419,000

Managed services revenues increased 37% for the quarter ending January 31, 2007 compared to the same period last year.  Most of this growth came from the acquisition of new commercial customers adopting our Managed Services offerings.  As a result, recurring contract and T&M revenues earned from commercial customers increased 72% in the first quarter compared to last year.  We have both a wholesale and retail Managed Services offering to our commercial Managed Services customers.  Our wholesale offering is currently the primary driver of our revenue growth and represents relationships with network providers, manufacturers and systems integrators in which we function as a subcontractor, usually providing field services resources.  Under our retail strategy, we contract and serve end-users directly.

Implementation services revenues increased 102% in the first quarter of fiscal 2007 compared to the prior year.  Generally, our implementation services revenues, which include revenues earned from both installation and professional services activities, are expected to average from 18% to 20% of systems sales revenues over the course of an entire year.  However, this percentage can vary widely on individual projects due to vast differences in the complexity of implementations and the software applications purchased by the customer.  In the first quarter of fiscal 2007, implementation revenues were 30% of systems sales compared to 18% in the first quarter of fiscal 2006 primarily reflecting disproportionately higher professional services fees earned on one large installation.

Cabling revenues increased 68% in the first quarter compared to last year.  This increase reflects our emphasis on this growing market.  We believe this portion of our Managed Services business will improve over time, but is not yet a predictable revenue stream.

Gross Margins.  The table below presents the gross margins earned on our primary revenue streams:

	For the Three Months Ended January 31,
Gross Margins	2007	2006
Systems sales	24.5%	27.8%
Managed Services revenues	27.7%	20.6%
Other revenues	62.1%	37.3%
Corporate cost of goods sold	-2.2%	-2.7%
Total	24.6%	21.9%

The gross margins on systems sales in the first quarter were within our range of expectations.  The gross margins earned in the first quarter of fiscal 2006 were on the high end of our range of expectations.  There is constant pricing pressure on the equipment we sell as the hardware portion of the sale becomes increasingly commoditized.  We expect this pressure to continue and possibly accelerate.  To offset these factors, we emphasize our in-house installation expertise, nationwide geographic presence, and after-installation care to focus customers on the value of purchasing systems from us.  Additionally, we work closely with our distributors and manufacturers to maximize their pricing support.  Our desire to maintain the gross margins at their historical levels may impact our revenue volumes and may limit our ability to increase our revenues.

The improvement in the gross margins earned on Managed Services revenues in the first quarter came primarily from the increases in revenues from the commercial sector of this business.  As the contract and T&M revenues earned from commercial customers began to grow during fiscal 2006, our gross margins on overall Managed Services revenues improved dramatically as we were able to absorb the extra costs we incurred to build our Nortel capability.  As discussed above, this portion of our business is an important growth driver, as it represents the greatest opportunity for revenue growth while at the same time improving overall gross margins.  Gross margins earned on implementation activities improved in the first quarter compared to last year, but continued to be lower than our expectations.  We believe we can increase the gross margins earned on implementation revenues through increased utilization of our internal resources for  installations and through partnering with manufacturers and systems integrators to generate incremental revenues not associated with our own systems sales.

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

Operating Expenses.  Our total operating expenses increased $740,000 or 25% in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006.  This increase primarily reflects increased commissions and incentive compensation costs due to higher revenues and gross profits.  Other increases in operating expenses included increased personnel costs and additional marketing expenses.  Amortization expense in the first quarter was $140,000, an increase of $39,000 over the first quarter of last year.

Interest Expense and Other Income.  Net interest expense and other income was $7,000 in income in the first quarter of fiscal 2007 compared to $64,000 in expense in the first quarter of fiscal 2006.  This change reflects lower overall borrowing costs in 2007 compared to last year.

Tax Provision.  We recorded a combined federal and state tax provision of 41.4% for the first quarter of fiscal 2007 compared to an income tax benefit rate of 34.8% recorded in the first quarter of last year.  Due to large tax deductions generated from the tax amortization of goodwill balances and the relatively low profitability over the past several fiscal years, we have not been in a tax paying position.  However, many states require minimum taxes to be paid even if tax losses are generated and in some states, tax losses are not available for carry-forward to future periods.  As a result, our tax provision recorded for the first quarter reflects the effective federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates.  We did not use derivative financial instruments for speculative or trading purposes during the three months ending January 31, 2007.

Interest Rate Risk.   We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (5.32% at January 31, 2007) plus 1.25% to 2.75% or the bank’s prime rate (8.25% at January 31, 2007) less 0.0% to minus 1.125%.  A hypothetical 1% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of January 31, 2007 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls. There were no changes in our internal controls or in other factors that could materially affect, or is reasonably likely to materially affect, these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

The information presented below is an update to the “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006 and should be read in conjunction therewith.  Except as set forth below, the Risk Factors included in the Company’s Form 10-K for its 2006 fiscal year have not materially changed.

Our expected growth in Managed Services revenues will likely be derived from a handful of large companies, therefore exposing us to the risk of a significant negative impact in the event of the loss of any one of such companies as a customer.

To date, much of our success in growing the commercial portion of our Managed Services business has come from Nortel who contracts us to serve as a subcontractor to fulfill service requirements to end-user companies.  Our target market for our Managed Services offerings is manufacturers such as Nortel, large communications carriers such as the regional Bell Operating Companies, and systems integrators.  Typically, these companies will contract with us to provide technical resources in the field on a subcontract basis and parts fulfillment.  The end-users served are often some of our customer’s largest and most prestigious clients and therefore it is imperative that our customer satisfaction ratings remain high.  Once these revenue streams are established, the loss of any particular relationship could result in a material, adverse impact on our operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

Exhibits (filed herewith):

SEC Exhibit No.	Description

10.1	Description of Informal Compensatory Arrangements with Certain Named Executive Officers

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XETA Technologies, Inc.
(Registrant)

Dated: February 28, 2007	By:	/s/ Jack R. Ingram
Jack R. Ingram
Chief Executive Officer

Dated: February 28, 2007	By:	/s/ Greg D. Forrest
Greg D. Forrest
President

Dated: February 28, 2007	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

10.1	Description of Informal Compensatory Arrangements with Certain Named Executive Officers

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.