Form 10-Q
period 2007-04-30
XETA TECHNOLOGIES INC
filed 2007-05-30
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 25, 2007
Common Stock, $.001 par value	10,214,741

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	April 30, 2007	October 31, 2006
	(UNAUDITED)

ASSETS
Current assets:
Cash and cash equivalents	$188,182	$174,567
Current portion of net investment in sales-type leases and other receivables	386,221	329,619
Trade accounts receivable, net	11,333,316	12,245,507
Inventories, net	5,880,412	4,942,973
Deferred tax asset, net	797,311	709,343
Prepaid taxes	13,789	22,622
Prepaid expenses and other assets	606,377	300,738
Total current assets	19,205,608	18,725,369

Noncurrent assets:
Goodwill	26,392,881	26,420,669
Intangible assets, net	122,959	141,875
Net investment in sales-type leases, less current portion above	122,126	128,708
Property, plant & equipment, net	10,430,677	10,485,018
Other assets	27,475	11,124
Total noncurrent assets	37,096,118	37,187,394

Total assets	$56,301,726	$55,912,763

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$171,123	$171,123
Revolving line of credit	513,317	3,119,445
Lease payable	—	810
Accounts payable	5,679,224	4,325,758
Current unearned revenue	2,392,342	1,802,665
Accrued liabilities	3,508,757	2,993,831
Total current liabilities	12,264,763	12,413,632

Noncurrent liabilities:
Long-term debt, less current portion above	1,440,404	1,525,950
Accrued long-term liability	351,250	436,850
Noncurrent unearned service revenue	74,293	79,132
Noncurrent deferred tax liability, net	3,859,757	3,572,089
Total noncurrent liabilities	5,725,704	5,614,021

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,233,529 issued at April 30, 2007 and October 31, 2006	11,233	11,233
Paid-in capital	13,115,545	13,067,676
Retained earnings	27,429,140	27,050,860
Less 1,018,788 shares of treasury stock, at cost	(2,244,659)	(2,244,659)
Total shareholders’ equity	38,311,259	37,885,110
Total liabilities and shareholders’ equity	$56,301,726	$55,912,763

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended April 30,		Ended April 30,
	2007	2006	2007	2006

Managed Services	$8,792,452	$7,248,178	$17,569,215	$13,667,118
Systems sales	7,762,223	7,556,449	14,789,071	13,257,725
Other revenues	134,363	89,463	381,431	651,759
Net sales and service revenues	16,689,038	14,894,090	32,739,717	27,576,602

Managed Services costs	6,116,344	5,197,965	12,464,441	10,293,864
Cost of systems sales	5,926,906	5,723,797	11,234,735	9,841,398
Cost of other revenues & corporate COGS	446,730	436,582	889,870	1,129,243
Total cost of sales and service	12,489,980	11,358,344	24,589,046	21,264,505

Gross profit	4,199,058	3,535,746	8,150,671	6,312,097

Operating expenses
Selling, general and administrative	3,713,011	3,315,060	7,241,421	6,142,258
Amortization	146,767	102,532	287,044	203,729
Total operating expenses	3,859,778	3,417,592	7,528,465	6,345,987

Income (loss) from operations	339,280	118,154	622,206	(33,890)

Interest expense	—	(25,902)	(10,387)	(97,799)
Interest and other income	8,890	11,377	26,461	19,591
Total interest and other income (expense)	8,890	(14,525)	16,074	(78,208)

Income (loss) before provision (benefit) for income taxes	348,170	103,629	638,280	(112,098)
Provision (benefit) for income taxes	140,000	47,000	260,000	(28,000)

Net income (loss)	$208,170	$56,629	$378,280	$(84,098)

Earnings (loss) per share
Basic	$0.02	$0.01	$0.04	$(0.01)

Diluted	$0.02	$0.01	$0.04	$(0.01)

Weighted average shares outstanding	10,214,741	10,214,567	10,214,741	10,201,651

Weighted average equivalent shares	10,214,741	10,214,606	10,214,741	10,205,033

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance- October 31, 2006	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,067,676	$27,050,860	$37,885,110

Stock based compensation	—	—	—	—	47,869	—	47,869
Net Income	—	—	—	—	—	378,280	378,280

Balance- April 30, 2007	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,115,545	$27,429,140	$38,311,259

The accompanying notes are an integral part of this consolidated financial statement.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended April 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$378,280	$(84,098)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	253,561	253,077
Amortization	287,045	203,729
Stock based compensation	47,869	—
Loss (gain) on sale of assets	(5,000)	4,184
Provision for excess and obsolete inventory	51,000	51,000
Increase (decrease) in deferred taxes	315,456	(221,381)
Change in assets and liabilities:
(Increase) decrease in net investment in sales-type leases & other receivables	(50,020)	158,988
Decrease in trade accounts receivable	912,191	833,235
(Increase) decrease in inventories	(988,439)	979,258
(Increase) decrease in deferred tax asset	(87,968)	146,495
Increase in prepaid expenses and other assets	(321,990)	(279,348)
Decrease in prepaid taxes	8,833	61,269
Increase (decrease) in accounts payable	1,353,466	(1,401,362)
Increase in unearned revenue	584,838	728,402
Increase in accrued taxes	—	19,108
Increase in accrued liabilities and lease payable	428,516	158,663
Net cash provided by operating activities	3,167,638	1,611,219

Cash flows from investing activities:
Additions to property, plant & equipment	(467,349)	(507,770)
Proceeds from sale of assets	5,000	17,632
Net cash used in investing activities	(462,349)	(490,138)

Cash flows from financing activities:
Net payments on revolving line of credit	(2,606,128)	(688,200)
Principal payments on long-term debt	(85,546)	(604,691)
Exercise of stock options	—	52,584
Net cash used in financing activities	(2,691,674)	(1,240,307)

Net increase (decrease) in cash and cash equivalents	13,615	(119,226)

Cash and cash equivalents, beginning of period	174,567	176,688
Cash and cash equivalents, end of period	$188,182	$57,462

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $114,814 in 2007 and $146,596 in 2006	$31,233	$88,678
Cash paid during the period for income taxes	$23,679	$27,304

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 30, 2007

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

Segment Information

The Company has three reportable segments: Managed Services, commercial system sales, and lodging system sales. Managed Services revenues represent revenues earned from installing and maintaining systems for customers in both the commercial and lodging segments. The Company defines commercial system sales as sales to the non-lodging industry.

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

The following is a tabulation of business segment information for the three months ended April 30, 2007 and 2006.

	Managed	Commercial	Lodging
	Services	Systems	Systems	Other
	Revenues	Sales	Sales	Revenue	Total
2007
Sales	$8,792,452	$5,478,709	$2,283,514	$134,363	$16,689,038
Cost of sales	(6,116,344)	(4,192,565)	(1,734,341)	(446,730)	(12,489,980)
Gross profit	$2,676,108	$1,286,144	$549,173	$(312,367)	$4,199,058

2006
Sales	$7,248,178	$5,324,036	$2,232,413	$89,463	$14,894,090
Cost of sales	(5,197,965)	(4,044,850)	(1,678,947)	(436,582)	(11,358,344)
Gross profit	$2,050,213	$1,279,186	$553,466	$(347,119)	$3,535,746

The following is a tabulation of business segment information for the six months ended April 30, 2007 and 2006.

	Managed	Commercial	Lodging
	Services	Systems	Systems	Other
	Revenues	Sales	Sales	Revenue	Total
2007
Sales	$17,569,215	$10,731,107	$4,057,964	$381,431	$32,739,717
Cost of sales	(12,464,441)	(8,176,796)	(3,057,939)	(889,870)	(24,589,046)
Gross profit	$5,104,774	$2,554,311	$1,000,025	$(508,439)	$8,150,671

2006
Sales	$13,667,118	$9,512,891	$3,744,834	$651,759	$27,576,602
Cost of sales	(10,293,864)	(7,058,654)	(2,782,744)	(1,129,243)	(21,264,505)
Gross profit	$3,373,254	$2,454,237	$962,090	$(477,484)	$6,312,097

Stock-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled. The Company adopted on a prospective basis SFAS 123(R) beginning November 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method. The Company recognizes the fair value of stock-based compensation awards as selling, general and administrative expense as appropriate in the consolidated statements of operations on a straight-line basis over the vesting period. We recognized compensation in the statement of operations as follows.

	2007	2006
Three months ended April 30,	$23,935	$—

Six months ended April 30,	$47,869	$—

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and therefore will apply beginning with the Company’s fiscal year ending October 31, 2008. The Company is currently evaluating the impact of this interpretation.

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

2.  ACCOUNTS RECEIVABLE:

		(Audited)
	April 30,	October 31,
	2007	2006

Trade receivables	$11,537,159	$12,499,407
Less- reserve for doubtful accounts	(203,843)	(253,900)
Net trade receivables	$11,333,316	$12,245,507

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following:

		(Audited)
	April 30,	October 31,
	2007	2006

Finished goods and spare parts	$6,596,305	$5,565,484
Less- reserve for excess and obsolete inventories	(715,893)	(622,511)
Total inventories, net	$5,880,412	$4,942,973

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	Estimated		(Audited)
	Useful	April 30,	October 31,
	Lives	2007	2006

Building	20	$2,397,954	$2,397,954
Data processing and computer field equipment	3-10	2,614,814	2,469,671
Software development costs, work-in-process	N/A	4,728,432	5,274,299
Software development costs of components placed Into service	3-10	3,102,325	2,339,644
Hardware	3-5	599,751	599,751
Land	—	611,582	611,582
Office furniture	5	932,252	932,252
Auto	5	516,183	428,214
Other	3-7	261,870	252,780

Total property, plant and equipment		15,765,163	15,306,147
Less- accumulated depreciation		(5,334,486)	(4,821,129)

Total property, plant and equipment, net		$10,430,677	$10,485,018

Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use. The Company capitalized $114,814 and $146,596 in interest costs in the six months ended April 30, 2007 and 2006, respectively.

5.  INCOME TAXES:

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

		(Audited)
	April 30,	October 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforward	$1,576,855	$1,156,913
Currently nondeductible reserves	289,044	256,764
Accrued liabilities	372,886	392,449
Prepaid service contracts	113,788	30,770
Other	32,569	40,436
Total deferred tax asset	2,385,142	1,877,332

Deferred tax liabilities:
Intangible assets	4,032,924	3,686,779
Depreciation	1,394,338	1,032,788
Tax income to be recognized on sales-type lease contracts	20,326	20,511
Total deferred tax liability	5,447,588	4,740,078
Net deferred tax liability	$(3,062,446)	$(2,862,746)

		(Audited)
	April 30,	October 31,
	2007	2006
Net deferred liability as presented on the balance sheet:
Current deferred tax asset	$797,311	$709,343
Noncurrent deferred tax liability	(3,859,757)	(3,572,089)
Net deferred tax liability	$(3,062,446)	$(2,862,746)

The Company has recorded a tax provision of $260,000 or 41% and a tax benefit of $28,000 or 25% for the six months ended April 30, 2007 and 2006, respectively, reflecting the statutory federal tax rate of 34% plus a blended state income tax rate of approximately 7% and the impact of minimum income tax payments in certain states.

6.  CREDIT AGREEMENTS:

The Company’s credit facility consists of a revolving credit and term loan agreement with a commercial bank including a mortgage agreement maturing on September 30, 2009 and amortizing based on a 13 year life and a $7.5 million revolving credit agreement to finance growth in working capital. The revolving line of credit is collateralized by trade accounts receivable and inventories. At April 30, 2007 and October 31, 2006, the Company had approximately $513 thousand and $3.119 million, respectively, outstanding on the revolving line of credit. The Company had approximately $6.9 million available under the revolving line of credit at April 30, 2007. Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories. The revolving line of credit matures on September 28, 2007. Long-term debt consisted of the following:

		(Audited)
	April 30,	October 31,
	2007	2006

Real estate term note, payable in monthly installments of $14,257 plus interest, plus a fixed payment of $1,198,061 due September 30, 2009, collateralized by a first mortgage on the Company’s building	$1,611,527	$1,697,073

Less-current maturities	171,123	171,123

Total long-term debt, less current maturities	$1,440,404	$1,525,950

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 5.32% at April 30, 2007) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 8.25% at April 30, 2007) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio. At April 30, 2007, the Company was paying 7.875% on the revolving line of credit borrowings and 7.07% on the mortgage note. The credit facility contains several financial covenants common in such agreements, including tangible net worth requirements, limitations on the amount of funded debt to earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements. The Company was in compliance with these covenants at April 30, 2007.

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

	For the Three Months Ended April 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$208,170	10,214,741	$0.02
Dilutive effect of stock options		—

Diluted EPS
Net income	$208,170	10,214,741	$0.02

	For the Three Months Ended April 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$56,629	10,214,567	$0.01
Dilutive effect of stock options		39

Diluted EPS
Net income	$56,629	10,214,606	$0.01

	For the Six Months Ended April 30, 2007
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$378,280	10,214,741	$0.04
Dilutive effect of stock options		—

Diluted EPS
Net income	$378,280	10,214,741	$0.04

	For the Six Months Ended April 30, 2006
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net loss	$(84,098)	10,201,651	$(0.01)
Dilutive effect of stock options		3,382

Diluted EPS
Net loss	$(84,098)	10,205,033	$(0.01)

Options to purchase 1,103,668 shares of common stock at an average exercise price of $7.17 and 1,119,768 shares of common stock at an average exercise price of $7.17 were not included in the computation of diluted earnings per share for the three- and six-month periods ended April 30, 2007 and 2006, respectively, because inclusion of these options would be antidilutive.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

In the following discussion, we make forward-looking statements regarding future events and our future performance and results. These and other forward-looking statements are not guarantees of performance, but rather reflect our current expectations, estimates, and forecasts about the industry and markets in which we operate, and our assumptions and beliefs based upon information currently available to us. Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “may”, “plans,” “believes,” “intends,” “projects,” “estimates,” and similar words or expressions. These statements are subject to risks and uncertainties which are difficult to predict or which we are unable to control, including but not limited to such factors as customer demand for advanced communications products; our dependence upon a few large companies to drive our growth in Managed Services revenues; capital spending trends within our market, the financial condition of our suppliers and changes by them in their distribution strategies and support, technological changes, product mix, the ability to attract and retain highly skilled personnel and competition. These and other risks and uncertainties are discussed under the heading “Risk Factors” under Part I of the Company’s Form 10-K for the fiscal year ended October 31, 2006 (filed with the Commission on January 16, 2007), and in updates to such risk factors set forth in Item 1A of Part II of this and previously filed quarterly reports filed for quarters during fiscal 2007. As a result of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements. Consequently, investors are cautioned to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

Overview

Strategy.  Our financial results in fiscal 2007 reflect our continued success in building our commercial Managed Services business. This most important portion of our business which includes recurring contract maintenance fees and time and materials (“T&M”) revenues, implementation fees, and cabling revenues earned from commercial customers increased $2.6 million or 75% in the first half of fiscal 2007 compared to last year. It is our foremost strategy to continue to build these revenues through acquisition of new services customers and deeper penetration into existing customers. This initiative is integral to our long-term strategy to reduce our dependence on systems sales in favor of more predictable, recurring services revenues.

Operating Summary.  In the second quarter of fiscal 2007, we earned $208,000 in net income on revenues of $16.7 million compared to net income of $57,000 on revenues of $14.9 million in the second quarter of last year. For the first six months of fiscal 2007, we earned $378,000 in net income on revenues of $32.7 million compared to a net loss of $84,000 on revenues of $27.6 million. These improvements primarily reflect the increases in the Managed Services revenues earned from commercial customers as discussed above coupled with improved gross margins on those revenues. These items as well as other contributing factors are discussed in more detail under “Results of Operations” below.

Financial Position Summary.  Our financial condition improved during the first half of fiscal 2007. We generated positive cash flows from operations of $3.2 million in the quarter and used that cash primarily to reduce the borrowings on our working capital revolver by $2.6 million or over 83%. These and other financial position items are discussed in more detail under “Financial Condition” below.

The following discussion presents additional information regarding our financial condition and results of operations for the three- and six-month periods ending April 30, 2007 and 2006 and should be read in conjunction with our comments above as well as the “Risk Factors” section below.

Financial Condition

Cash provided by operations for the six months ended April 30, 2007 was $3.2 million, consisting of net income and non-cash charges of $1 million, a reduction in accounts receivable of $912,000, and an increase in current liabilities of $2.7 million. These increases were partially offset by an increase in inventories of $988,000 and other changes in working capital items which netted to a decrease in cash of $456,000. We used these cash flows to reduce our borrowings on our working capital line of credit by $2.6 million, reduce our mortgage balance by $85,000, and to fund capital expenditures of $462,000. Non-cash charges included depreciation expense of $254,000, amortization expense of $287,000, stock-based compensation expense of $48,000, and a provision for obsolete inventory of $51,000.

At April 30, 2007 our total borrowings were $2.1 million, consisting of a mortgage on our headquarters building of $1.6 million and $513,000 due on our revolving line of credit. At April 30, 2007 there was $6.9 million available under the revolver to meet working capital needs. There have been no stock repurchases to date under the repurchase program announced in October 2006. Under the program, our board of directors authorized the Company to utilize up to $960,000 per year to repurchase our common stock in open market, block purchases or in privately negotiated transactions and at prices we deem appropriate.

The table below presents our contractual obligations at April 30, 2007 as well as payment obligations over the next five years:

		Payments due by period
		Less than	2 – 3	4 – 5
	Total	1 year	Years	Years
Contractual Obligations
Long-term debt	$1,852,830	$279,543	$1,573,287	$—
Operating leases	474,332	228,747	231,801	13,784
Total	$2,327,162	$508,290	$1,805,088	$13,784

Results of Operations

In the second quarter of fiscal 2007, our revenues increased 12% or $1.8 million compared to the same period last year resulting in an increase in net income of $152,000 or 268%. In the first six months of the year, our revenues increased 19% or $5.2 million resulting in an increase in earnings of $462,000. These improved results reflect improvements in all of our major revenue categories and improved margins in our Managed Services business. The narrative below provides further explanation of these results.

Managed Services Revenues.  Managed Services revenues consist of the following:

	For the Three Months Ended		For the Six Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Contract & T&M	$6,309,000	$5,491,000	$12,314,000	$10,476,000
Implementation	1,781,000	1,451,000	3,913,000	2,505,000
Cabling	702,000	306,000	1,342,000	686,000
Total Managed Services revenues	$8,792,000	$7,248,000	$17,569,000	$13,667,000

Managed Services revenues increased 21% for the quarter ending April 30, 2007 compared to the same period last year and 29% for the first half of fiscal 2007 compared to the same period in fiscal 2006. This growth came from the acquisition of new commercial customers and penetration of previously acquired customers adopting our Managed Services offerings and from increases in revenues from our national structured cabling initiative. Recurring contract and T&M revenues earned from commercial customers increased 48% in the second quarter and 59% in the year-to-date period compared to those same periods last year. Recurring services revenues from lodging customers increased 1% and 2% in the quarter and six month periods ended April 30, 2007, respectively, compared to those same periods last year. The primary driver in the growth of our recurring commercial services revenues is from our newly established relationships with network providers, manufacturers, and systems integrators. Under these relationships, we provide services on behalf of these customers, usually supporting the end user with our national field resources.

Implementation services revenues increased 23% and 56% in the quarter and six month periods ended April 30, 2007, respectively, compared to those same periods last year. These increases primarily reflect a higher proportion of more complex applications to date in fiscal 2007, which generates disproportionately higher professional services and installation fees. In the second quarter of fiscal 2007, implementation revenues were 23% of systems sales compared to 19% in the second quarter of fiscal 2006. In the first six months of fiscal 2007, implementation revenues were 27% of systems sales compared to 19% in the same period in fiscal 2006. The complexity of implementations varies significantly between projects, but in general we expect implementation revenues as a proportion of systems sales to increase over time as the market continues to move toward high-end, software-oriented voice applications and as we increase our sales of stand-alone professional services such as call center tune-ups and network traffic studies.

Our structured cabling initiative grew 129% in the second quarter and 96% in the first half of fiscal 2007, respectively, compared to those same periods in fiscal 2006. The increases in these revenues are the result of our success in establishing a national structured cabling business that markets our cabling services to existing and new enterprise and lodging customers. We expect revenues from this portion of our Managed Services business will improve over time, but is not yet a predictable revenue stream.

Systems Sales.  Systems sales were $7.8 million in the second quarter of fiscal 2007 compared to $7.5 million last year. Year-to-date systems sales were $14.8 million in fiscal 2007 compared to $13.3 million last year. These increases reflect the strong systems sales experienced in the first quarter of fiscal 2007 which was due primarily to favorable timing of equipment shipments and low prior year comparisons. As expected, our year-to-date systems sales came into balance with the first half results from last year and produced a modest 3% increase. These increases included small increases in systems sales to both commercial and lodging customers. We expect our historical trend of stronger second half systems sales to be reflected in the results for the balance of the year.

Gross Margins.  The table below presents the gross margins earned on our primary revenue streams:

	For the Three		For the Six
	Months Ended		Months Ended
	April 30,		April 30,
	2007	2006	2007	2006
Gross Margins
Managed Services revenues	30.4%	28.3%	29.0%	24.7%
Systems sales	23.6%	24.3%	24.0%	25.8%
Other revenues	-6.2%	10.1%	38.1%	33.6%
Corporate cost of goods sold	-1.8%	-2.4%	-2.0%	-2.5%
Total	25.2%	23.7%	24.9%	22.9%

We have enjoyed improved gross margins from our Managed Services in the first half of fiscal 2007 as our revenues have increased sufficiently to absorb our investments in all three major service initiatives. The most significant factor in the improvement in Managed Services gross margins is the growth of our recurring revenues from commercial customers. As these revenues began to grow during fiscal 2006, our gross margins on overall Managed Services revenues improved as we were able to absorb the extra costs we incurred to build our Nortel capability. As discussed above, this portion of our business is our most important growth driver, as it represents the greatest opportunity for revenue growth while at the same time improving overall gross margins. Another factor helping improve overall Managed Services gross margins has been sustained higher implementation revenues during fiscal 2007. As discussed above, we have enjoyed higher levels of implementation and professional service fees as a proportion of total project orders to date in fiscal 2007. These higher revenues have helped to absorb our fixed personnel costs associated with maintaining our ability to design, sell and implement advanced communications networks. Finally, our success in increasing our structured cabling revenues has also helped to improve our Managed Services margins. The gross margins we earn on our structured cabling revenues depends upon the mix of cabling projects that are fulfilled with third party providers versus Company employees. This mix is determined primarily by the location and timing of the project.

The gross margins on systems sales in the second quarter of fiscal 2007 and for the first half of the fiscal year are within our targets for this revenue stream. The products we sell are becoming commoditized, putting greater pressure on pricing as the industry moves to server-based technology. As such, the primary value of the systems sold resides in the software applications installed on the hardware and, more importantly, in the design and configuration of those software applications. We expect these trends to continue and possibly accelerate. To offset these factors, we emphasize our in-house installation expertise, nationwide geographic presence, and after-installation care to focus customers on the value of purchasing systems from us. Additionally, we work closely with our distributors and manufacturers to maximize their pricing support. Our desire to maintain the gross margins at their historical levels may impact our revenue volumes and may limit our ability to increase our revenues.

A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold. A portion of our other revenues typically represents sales and cost of goods sold on equipment or services outside our normal provisioning processes and by their nature vary significantly in both sales volume and gross margins earned. Another segment of other revenues represents the sale of Avaya maintenance contracts for which we earn either a gross profit or commission from Avaya. We have no continuing service obligation associated with these revenues and gross profits. This is an unpredictable revenue stream which is dependent upon expiration dates of existing contracts, installation dates of new systems, and the number of years that customers contract for services. Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.  Our total operating expenses increased $442,000 or 13% in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006. Operating expenses increased $1.2 million or 19% for the first half of fiscal 2007 compared to the same period a year ago. Operating expenses have remained at approximately 23% of total revenues for all the comparison periods reflecting the fact that most of the increases related to increased commissions and incentive compensation costs due to higher revenues and gross profits. Other increases in operating expenses included increased personnel costs and additional marketing expenses. Amortization expense in the second quarter was $147,000 compared to $103,000 in the second quarter last year. Year-to-date amortization expense was $287,000 compared to $204,000 for the same period last year.

Interest Expense and Other Income.  Other income was $9,000 in the second quarter of fiscal 2007 compared to net interest and other expense of $15,000 in the second quarter of fiscal 2006. For the six month period ended April 30, 2007, net interest and other income was $16,000 compared to $78,000 in net expense in the same period of fiscal 2006. These changes reflect lower overall borrowing costs in 2007 compared to last year as a result of lower outstanding debt.

Tax Provision.  We recorded a combined federal and state tax provision of 40% for the second quarter of fiscal 2007 compared to 45% for the second quarter of fiscal 2006. At lower levels of profitability, as experienced in the second quarter of fiscal 2006, minimum taxes required by certain state jurisdictions increases the tax provision rate. For the six month period ended April 30, 2007, we recorded a tax provision of 41% compared to a tax benefit of 25% for the first six months of fiscal 2006. As stated above, the effect of minimum state taxes reduced the impact of tax benefits resulting from the small operating loss reported in the first half of last year. Generally, we expect our tax provision rate to be approximately 40%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates. We did not use derivative financial instruments for speculative or trading purposes during the three or six month periods ending April 30, 2007.

Interest Rate Risk. We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt. Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (5.32% at April 30, 2007) plus 1.25% to 2.75% or the bank’s prime rate (8.25% at April 30, 2007) less 0.0% to minus 1.125%. A hypothetical 1% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of April 30, 2007 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

None

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

To date, much of our success in growing the commercial portion of our Managed Services business has come from Nortel who contracts us to serve as a subcontractor to fulfill service requirements to end-user companies.  Our target market for our Managed Services offerings is manufacturers such as Nortel, large communications carriers such as the regional Bell Operating Companies, and systems integrators.  Typically, these companies will contract with us to provide technical resources in the field on a subcontract basis and parts fulfillment.  The end-users served are often some of our customers’ largest and most prestigious clients and therefore it is imperative that our customer satisfaction ratings remain high.  Once these revenue streams are established, the loss of any particular relationship could result in a material, adverse impact on our operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 3, 2007, at our Annual Meeting of Shareholders, the following directors were elected to the Board of Directors, and the votes cast for each nominee were as follows:

Nominee	For	Withhold

Ron B. Barber	9,145,783	426,254
Donald T. Duke	9,144,983	427,054
Edward F. Keller	9,288,590	283,447
Robert D. Hisrich	7,939,308	1,632,729
Jack R. Ingram	9,292,358	279,679
Ronald L. Siegenthaler	9,104,381	467,656

The shareholders also voted at the Annual Meeting to ratify the selection of Tullius Taylor Sartain & Sartain LLP as our independent auditors, with votes cast as follows:

For	Against	Withhold
9,290,484	258,674	22,879

ITEM 5.  OTHER INFORMATION.

On May 21, 2007 the Audit Committee of the Board of Directors retained Ron Barber to serve as an advisor to the Audit Committee for a fee of $15,000.  Mr. Barber, a director of the Company, is not a member of the Audit Committee.

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

XETA Technologies, Inc.
(Registrant)

Dated: May 25, 2007	By:	/s/ Jack R. Ingram
Jack R. Ingram
Chief Executive Officer

Dated: May 25, 2007	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

10.1	Letter Agreement with Ron Barber

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.