Form 10-Q
period 2007-07-31
XETA TECHNOLOGIES INC
filed 2007-09-10
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 30, 2007
Common Stock, $.001 par value	10,214,741

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2007	October 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$55,420	$174,567
Current portion of net investment in sales-type leases and other receivables	436,578	329,619
Trade accounts receivable, net	14,597,339	12,245,507
Inventories, net	4,289,405	4,942,973
Deferred tax asset, net	999,438	709,343
Prepaid taxes	16,237	22,622
Prepaid expenses and other assets	671,616	300,738
Total current assets	21,066,033	18,725,369

Noncurrent assets:
Goodwill	26,378,987	26,420,669
Intangible assets, net	113,500	141,875
Net investment in sales-type leases, less current portion above	154,904	128,708
Property, plant & equipment, net	10,497,650	10,485,018
Other assets	7,657	11,124
Total noncurrent assets	37,152,698	37,187,394

Total assets	$58,218,731	$55,912,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$171,123	$171,123
Revolving line of credit	2,476,446	3,119,445
Lease payable	—	810
Accounts payable	4,154,745	4,325,758
Current unearned revenue	2,667,493	1,802,665
Accrued liabilities	4,004,543	2,993,831
Total current liabilities	13,474,350	12,413,632

Noncurrent liabilities:
Long-term debt, less current portion above	1,397,632	1,525,950
Accrued long-term liability	244,900	436,850
Noncurrent unearned service revenue	91,061	79,132
Noncurrent deferred tax liability, net	4,291,990	3,572,089
Total noncurrent liabilities	6,025,583	5,614,021

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,233,529 and 11,233,529 issued at July 31, 2007 and October 31, 2006, respectively	11,233	11,233
Paid-in capital	13,146,230	13,067,676
Retained earnings	27,805,994	27,050,860
Less treasury stock, at cost (1,018,788 shares at July 31, 2007 and October 31, 2006)	(2,244,659)	(2,244,659)
Total shareholders’ equity	38,718,798	37,885,110
Total liabilities and shareholders’ equity	$58,218,731	$55,912,763

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended July 31,		Ended July 31,
	2007	2006	2007	2006

Systems sales	$8,657,120	$7,791,020	$23,446,191	$21,048,745
Services	9,463,504	7,778,472	27,032,719	21,445,590
Other revenues	127,669	91,003	509,100	742,762
Net sales and service revenues	18,248,293	15,660,495	50,988,010	43,237,097

Cost of systems sales	6,684,447	6,155,423	17,919,182	15,996,821
Services costs	6,557,194	5,120,431	19,021,635	15,414,295
Cost of other revenues & corporate COGS	477,190	224,989	1,367,060	1,354,232
Total cost of sales and service	13,718,831	11,500,843	38,307,877	32,765,348

Gross profit	4,529,462	4,159,652	12,680,133	10,471,749

Operating expenses
Selling, general and administrative	3,705,080	3,574,585	10,946,501	9,716,843
Amortization	183,721	103,356	470,765	307,085
Total operating expenses	3,888,801	3,677,941	11,417,266	10,023,928

Income (loss) from operations	640,661	481,711	1,262,867	447,821

Interest expense	(28,536)	(25,096)	(38,923)	(122,895)
Interest and other income	8,729	13,671	35,190	33,262
Total interest and other income (expense)	(19,807)	(11,425)	(3,733)	(89,633)

Income (loss) before provision for income taxes	620,854	470,286	1,259,134	358,188
Provision (benefit) for income taxes	244,000	184,000	504,000	156,000

Net income (loss)	$376,854	$286,286	$755,134	$202,188

Earnings (loss) per share
Basic	$0.04	$0.03	$0.07	$0.02

Diluted	$0.04	$0.03	$0.07	$0.02

Weighted average shares outstanding	10,214,741	10,214,741	10,214,741	10,180,728

Weighted average equivalent shares	10,214,741	10,214,741	10,214,741	10,208,553

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance- October 31, 2006	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,067,676	$27,050,860	$37,885,110

Stock based compensation					78,554		78,554
Net Income	—	—	—	—	—	755,134	755,134

Balance- July 31, 2007	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,146,230	$27,805,994	$38,718,798

The accompanying notes are an integral part of this consolidated financial statement.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended July 31,
	2007	2006
Cash flows from operating activities:
Net income	$755,134	$202,188

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	393,304	380,300
Amortization	470,765	307,084
Stock based compensation	78,554
Loss (gain) on sale of assets	(5,000)	4,466
Provision for excess and obsolete inventory	76,500	76,500
Increase in deferred tax liability	761,583	260,501
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in net investment in sales-type leases & other receivables	(133,155)	224,028
(Increase) in trade account receivables	(2,351,832)	(902,672)
Decrease in inventories	577,068	587,705
(Increase) decrease in deferred tax asset	(290,095)	105,682
(Increase) in prepaid expenses and other assets	(367,411)	(215,597)
Decrease in prepaid taxes	6,385	57,669
(Decrease) in accounts payable	(171,013)	(1,078,064)
Increase in unearned revenue	876,757	464,468
Increas in accrued taxes	—	28,662
Increase in accrued liabilities and lease payable	817,952	582,342
Total adjustments	740,362	883,074

Net cash provided by operating activities	1,495,496	1,085,262

Cash flows from investing activities:
Additions to property, plant & equipment	(848,326)	(708,852)
Proceeds from sale of assets	5,000	17,632
Net cash used in investing activities	(843,326)	(691,220)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	19,563,572	18,048,711
Principal payments on debt	(128,318)	(907,035)
Payments on revolving line of credit	(20,206,571)	(17,721,118)
Exercise of stock options	—	52,584
Net cash used in financing activities	(771,317)	(526,858)

Net (decrease) in cash and cash equivalents	(119,147)	(132,816)

Cash and cash equivalents, beginning of period	174,567	176,688
Cash and cash equivalents, end of period	$55,420	$43,872

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $161,772 in 2007 and $227,934 in 2006	$54,234	$119,823
Cash paid during the period for income taxes	$26,159	$30,904

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2007

(Unaudited)

1.  BASIS OF PRESENTATION:

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading provider of communications solutions with nationwide sales and service. XETA serves a diverse group of business clients in sales, engineering, project management, installation, and service support.  The Company sells products produced by a variety of manufacturers including Avaya, Inc. (“Avaya”), Nortel Networks Corporation (“Nortel”), and Spectralink Corporation.  In addition, the Company manufactures and markets a line of proprietary call accounting systems to the hospitality industry.  XETA is an Oklahoma corporation.

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

The following is a tabulation of business segment information for the three months ended July 31, 2007 and 2006.

	Managed Services Revenues	Commercial Systems Sales	Lodging Systems Sales	Other Revenue	Total
2007
Sales	$9,463,504	$6,522,225	$2,134,895	$127,669	$18,248,293
Cost of sales	(6,557,194)	(5,152,119)	(1,532,328)	(477,190)	(13,718,831)
Gross profit	$2,906,310	$1,370,106	$602,567	$(349,521)	$4,529,462

2006
Sales	$7,778,472	$6,280,894	$1,510,126	$91,003	$15,660,495
Cost of sales	(5,120,431)	(4,987,908)	(1,167,515)	(224,989)	(11,500,843)
Gross profit	$2,658,041	$1,292,986	$342,611	$(133,986)	$4,159,652

The following is a tabulation of business segment information for the nine months ended July 31, 2007 and 2006.

	Managed Services Revenues	Commercial Systems Sales	Lodging Systems Sales	Other Revenue	Total
2007
Sales	$27,032,719	$17,253,332	$6,192,859	$509,100	$50,988,010
Cost of sales	(19,021,635)	(13,328,915)	(4,590,267)	(1,367,060)	(38,307,877)
Gross profit	$8,011,084	$3,924,417	$1,602,592	$(857,960)	$12,680,133

2006
Sales	$21,445,590	$15,793,785	$5,254,960	$742,762	$43,237,097
Cost of sales	(15,414,295)	(12,046,562)	(3,950,259)	(1,354,232)	(32,765,348)
Gross profit	$6,031,295	$3,747,223	$1,304,701	$(611,470)	$10,471,749

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

	2007	2006
Three months ended July 31,	$30,685	$—

Six months ended July 31,	$78,554	$—

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and therefore will apply beginning with the Company’s fiscal year ended October 31, 2008. The Company is currently evaluating the impact of this interpretation.

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

2.  ACCOUNTS RECEIVABLE:

	July 31, 2007	(Audited) October 31, 2006

Trade receivables	$14,770,016	$12,499,407
Less- reserve for doubtful accounts	(172,677)	(253,900)
Net trade receivables	$14,597,339	$12,245,507

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following:

	July 31, 2007	(Audited) October 31, 2006

Finished goods and spare parts	$5,057,968	$5,565,484
Less- reserve for excess and obsolete inventories	(768,563)	(622,511)
Total inventories, net	$4,289,405	$4,942,973

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	Estimated Useful Lives	July 31, 2007	(Audited) October 31, 2006

Building and building improvements	3-20	$2,500,095	$2,397,954
Data processing and computer field equipment	2-7	2,630,170	2,469,671
Software development costs, work-in-process	N/A	3,704,041	5,274,299
Software development costs of components placed Into service	3-10	4,256,126	2,339,644
Hardware	3-5	599,751	599,751
Land	—	611,582	611,582
Office furniture	5-7	945,578	932,252
Auto	5	516,183	428,214
Other	3-7	254,780	252,780

Total property, plant and equipment		16,018,306	15,306,147
Less- accumulated depreciation		(5,520,656)	(4,821,129)

Total property, plant and equipment, net		$10,497,650	$10,485,018

Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $161,772 and $227,934 in interest costs in the nine months ended July 31, 2007 and 2006, respectively.

5.  INCOME TAXES:

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	July 31, 2007	(Audited) October 31, 2006
Deferred tax assets:
Net operating loss carryforward	$1,365,031	$1,156,913
Currently nondeductible reserves	309,977	256,764
Accrued liabilities	473,352	392,449
Prepaid service contracts	191,536	30,770
Stock based compensation expense	30,793	—
Other	35,232	40,436
Total deferred tax asset	2,405,921	1,877,332

Deferred tax liabilities:
Intangible assets	4,205,997	3,686,779
Depreciation	1,472,738	1,032,788
Tax income to be recognized on sales-type lease contracts	19,738	20,511
Total deferred tax liability	5,698,473	4,740,078
Net deferred tax liability	$(3,292,552)	$(2,862,746)

	July 31, 2007	(Audited) October 31, 2006
Net deferred liability as presented on the balance sheet:
Current deferred tax asset	$999,438	$709,343
Noncurrent deferred tax liability	(4,291,990)	(3,572,089)
Net deferred tax liability	$(3,292,552)	$(2,862,746)

The Company has recorded a tax provision of $504,000 or 40% and $156,000 or 44% for the nine months ended July 31, 2007 and 2006, respectively, reflecting the statutory federal tax rate of 34% plus a blended state income tax rate of approximately 6% and the impact of minimum income tax payments in certain states.

6.  CREDIT AGREEMENTS:

The Company’s credit facility consists of a revolving credit and term loan agreement with a commercial bank including a mortgage agreement maturing on September 30, 2009 and amortizing based on a 13 year life and a $7.5 million revolving credit agreement to finance growth in working capital.  The revolving line of credit is collateralized by trade accounts receivable and inventories.  At July 31, 2007 and October 31, 2006, the Company had approximately $2.476 million and $3.119 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $5.0 million available under the revolving line of credit at July 31, 2007.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 28, 2008.  Long-term debt consisted of the following:

	July 31, 2007	(Audited) October 31, 2006

Real estate term note, payable in monthly installments of $14,257 plus interest, plus a fixed payment of $1,198,061 due September 30, 2009, collateralized by a first mortgage on the Company’s building	$1,568,755	$1,697,073

Less-current maturities	171,123	171,123

Total long-term debt, less current maturities	$1,397,632	$1,525,950

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (which was 5.32% at July 31, 2007) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (which was 8.25% at July 31, 2007) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At July 31, 2007, the Company was paying 7.125% on the revolving line of credit borrowings and 6.57% on the mortgage note.  The credit facility contains several financial covenants common in such agreements, including tangible net worth requirements, limitations on the amount of funded debt to earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.  The Company was in compliance with these covenants at July 31, 2007.

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

	For the Three Months Ended July 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$376,854	10,214,741	$0.04
Dilutive effect of stock options		—

Diluted EPS
Net income	$376,854	10,214,741	$0.04

	For the Three Months Ended July 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$286,286	10,214,741	$0.03
Dilutive effect of stock options		—

Diluted EPS
Net income	$286,286	10,214,741	$0.03

	For the Nine Months Ended July 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$755,134	10,214,741	$0.07
Dilutive effect of stock options		—

Diluted EPS
Net income	$755,134	10,214,741	$0.07

	For the Nine Months Ended July 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net Income	$202,188	10,180,728	$0.02
Dilutive effect of stock options		27,825

Diluted EPS
Net Income	$202,188	10,208,553	$0.02

Options to purchase 978,668 shares of common stock at an average exercise price of $7.00 and 1,119,768  shares of common stock at an average exercise price of $7.17 were not included in the computation of diluted earnings per share for the three months ended July 31, 2007 and 2006, respectively, because inclusion of these options would be antidilutive.  Options to purchase 1,068,668 shares of common stock at an average exercise price of $6.69 and 1,105,668 shares of common stock at an average exercise price of $7.17 were not included in the computation of diluted earnings per share for the nine months ended July 31, 2007 and 2006, respectively, because inclusion of these options would be antidilutive.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

In the following discussion, we make forward-looking statements regarding future events and our future performance and results.  These and other forward-looking statements are not guarantees of performance, but rather reflect our current expectations, estimates, and forecasts about the industry and markets in which we operate.  We base our assumptions and beliefs on information currently available to us.  Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “may”, “plans,” “believes,” “intends,” “projects,” “estimates,” “targets,” “may,” “should” and similar words or expressions.  These statements are subject to risks and uncertainties which are difficult to predict or that are beyond control, including but not limited to factors such as customer demand for advanced communications products; our dependence upon a few large companies to drive growth in our Managed Services revenues; capital spending trends within our market; the financial condition of our suppliers and changes in their distribution strategies and support,; technological changes,; fluxuating margins and product mix;, the ability to attract and acquiring and retaining highly skilled personnel and technical competencies; intense competition.  These and other risks and uncertainties are discussed under the heading “Risk Factors” under Part I of the Company’s Form 10-K for the fiscal year ended October 31, 2006 (filed with the Commission on January 16, 2007), and in updates to such risk factors set forth in Item 1A of Part II of this and previously filed quarterly reports filed for quarters during fiscal 2007.  As a result of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements.  Consequently, investors are cautioned to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

Overview

Strategy.  In the third quarter of fiscal 2007, we continued our efforts to grow our commercial Managed Services business, improve Managed Services margins, and align sales efforts with our major manufacturing partners.  Our third quarter results reflect improvement in all these areas, with the most significant gains coming from our wholesale Managed Services offering.  Our total Managed Services gross margins were above 30% for the second consecutive quarter and year-to-date Managed Services gross margins have improved 2 points over the first three quarters of fiscal 2006.  Systems sales increased 11% in the third quarter due primarily to success in the sale of Nortel systems to the commercial and lodging customer segments.  Finally, we also realized approximately 2 points of improvement in operating expense during the quarter.  All of these items are discussed more fully below under “Results of Operations”.

Operating Summary.  In the third quarter of fiscal 2007, we earned net income of $377,000 on revenues of $18.2 million compared to net income of $286,000 on revenues of $15.7 million in the third quarter of last year.  For the first nine months of fiscal 2007, we earned net income of $755,000 on revenues of $50.9 million compared to net income of $202,000 on revenues of $43.2 million for the same period last year.  These positive results reflect the improvements discussed above, and other contributing factors which are discussed in more detail under “Results of Operations” below.

Financial Position Summary.  Our financial condition improved during the first three quarters of fiscal 2007.  To date in fiscal 2007 we generated positive cash flows from operations of $1.5 million., Our working capital position improved 20%, and our total debt was reduced 16%.  These and other financial items are discussed in more detail under “Financial Condition” below.

The following discussion presents additional information regarding our financial condition and results of operations for the three- and nine-month periods ended July 31, 2007 and 2006 and should be read in conjunction with our comments above as well as the “Risk Factors” section below.

Financial Condition

Cash provided by operations for the nine months ended July 31, 2007 was $1.5 million, consisting of net income and non-cash charges of $1.8 million, a reduction in inventory of $577,000, and an increase in current liabilities of $2.3 million.  These increases were partially offset by an increase in accounts receivable of $2.4 million and other changes in working capital items which netted to a decrease in cash of $789,000.  We used these cash flows to reduce our borrowings on our working capital line of credit by $643,000, reduce our mortgage balance through scheduled principal payments by $128,000, and to fund capital expenditures of $843,000.  Non-cash charges included depreciation expense of $393,000, amortization expense of $471,000, stock-based compensation expense of $79,000, and a provision for obsolete inventory of $77,000.

At July 31, 2007 our total borrowings were $4.1 million, consisting of a mortgage on our headquarters building of $1.6 million and $2.5 million due on our revolving line of credit.  At July 31, 2007 there was $5.0 million available under the revolver to meet working capital needs.  There have been no stock repurchases to date under the repurchase program announced in October 2006.  Under the program, our board of directors authorized the Company to utilize up to $960,000 per year to repurchase our common stock in open market, block purchases or in privately negotiated transactions and at prices we deem appropriate.

The table below presents our contractual obligations at July 31, 2007 as well as payment obligations over the next five years:

	Payments due by period
	Total	Less than 1 year	2 – 3 Years	4 – 5 Years
Contractual Obligations
Long-term debt	$1,783,419	$277,310	$1,506,109	$—
Operating leases	422,481	232,655	189,826	—
Total	$2,205,900	$509,965	$1,695,935	$—

Results of Operations

In the third quarter of fiscal 2007, our revenues increased 17% or $2.6 million compared to the same period last year and our net income increased $91,000 or 32%.  In the first nine months of the year, our revenues increased 18% or $7.8 million and our net income increased $553,000 or 73%.  These positive results reflect improvements in all of our major revenue categories.  The narrative below provides further explanation of these results.

Managed Services Revenues.  Managed Services revenues consist of the following:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2007	2006	2007	2006
Contract & T&M	$6,745,000	$5,762,000	$19,059,000	$16,238,000
Implementation	2,075,000	1,628,000	5,988,000	4,133,000
Cabling	644,000	388,000	1,986,000	1,075,000
Total Managed Services revenues	$9,464,000	$7,778,000	$27,033,000	$21,446,000

Managed Services revenues increased 22% for the quarter ended July 31, 2007 compared to the same period last year and 26% for the first nine months of fiscal 2007 compared to the same period in fiscal 2006.  This growth is the product of increases in Contract and time and materials (“T&M”) revenues in association with customer adoption of our wholesale Managed Services program.  Adding a new customer under the wholesale Managed Services offering typically means we begin providing field services support on behalf of our customer to a new end-user..  Revenues from our wholesale service programs are in the form of contract maintenance fees or time charges for services provided.  Some accounts provide additional revenues from minimum monthly charges.  A key aspect to our success with these programs has been our flexibility in structuring the service delivery model to meet the unique needs or demands of our customers’ end users.  These recurring contract and T&M revenues increased $1.0 million or 17% in third quarter of fiscal 2007 and increased $2.8 million or 17% in the year-to-date period ended July 31, 2007 compared to a year ago.

Implementation services revenues increased 27% and 45% in the quarter and nine month periods ended July 31, 2007, respectively, compared to those same periods last year.  These increases reflect higher systems sales and a greater proportion of more complex applications sold to date in fiscal 2007 compared to last year.  These complex applications generate disproportionately higher professional services and installation fees.  In the third quarter of fiscal 2007, implementation revenues were 24% of systems sales compared to 21% in the third quarter of fiscal 2006.  In the first nine months of fiscal 2007, implementation revenues were 26% of systems sales compared to 20% in the same period in fiscal 2006.  The complexity of implementations varies significantly between projects.  In general we expect implementation revenues, as a proportion of systems sales, to increase over time as the market moves toward high-end, software-oriented voice applications, and as we increase our sales of stand-alone professional services such as call center tune-ups and network traffic studies.

Our structured cabling revenues grew 66% in the third quarter and 85% in the first nine months of fiscal 2007, respectively, compared to those same periods in fiscal 2006.  The increases in these revenues are the result of our success in establishing a national structured cabling business that markets our cabling services to existing and new customers.  With this product and service offering, we are better able to compete for projects where structured cabling is wrapped into an overall communications infrastructure purchase.  We’re also able to compete for stand-alone structured cabling business often associated with new construction.  Our third quarter results reflect the initial cabling revenues from a $1.2 million cabling project, the largest such project in our history.  We expect revenues from this project to be recognized ratably over the next three fiscal quarters.

Systems Sales.  Systems sales were $8.7 million in the third quarter of fiscal 2007 compared to $7.8 million last year, an 11% increase.  Year-to-date systems sales were $23.4 million in fiscal 2007 compared to $21.0 million last year, also an 11% increase.  These increases reflect success in aligning our sales efforts with our major manufacturers.  Sales of Nortel and Avaya products have increased approximately 32% and 2%, respectively, in the year-to-date period as compared to the same period last year.  Systems sales continue to be an unpredictable segment of our business as the timing of the receipt of orders, product delivery, and customer installation schedules sometimes fluctuate dramatically.  Systems orders’ backlogs typically range from thirty to forty-five days providing short visibility into future results for this line of business.

Gross Margins.  The table below presents the gross margins earned on our primary revenue streams:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
Gross Margins	2007	2006	2007	2006
Managed Services revenues	30.7%	34.2%	29.6%	28.1%
Systems sales	22.8%	21.0%	23.6%	24.0%
Other revenues	40.9%	243.7%	38.8%	59.3%
Corporate cost of goods sold	-2.2%	-2.3%	-2.1%	-2.4%
Total	24.8%	26.6%	24.9%	24.2%

The gross margins earned on our Managed Services business in the third quarter represented the second consecutive fiscal quarter in which these margins were above 30%.  This level of gross profits must continue to improve to enhance the long-term profitability of the company.  As Managed Services revenues have grown during the year, our gross margins on these revenues have improved as we have begun to realize a return on the investments we made to build our Nortel capability.  Gross margins earned on Managed Services in the third quarter of fiscal 2007 were lower than the same period last year due to unusually strong margins in the implementation and cabling sectors in the third quarter of fiscal 2006.  Our year-to-date margin improvement of almost 1.5 points better reflects the progress we have made in this area of our business this year.

The gross margins on systems sales in the third quarter were slightly improved over last year and are essentially the same in the year-to-date period.  We expect to earn gross margins of 23% to 25% on systems sales.  The gross margins earned in the current fiscal quarter are at the low end of that range and reflect strategic decisions to capture important market share near our headquarters.  Margins on systems sales have been under pressure for several years as hardware becomes commoditized.  We believe that we can sustain current margins through emphasizing the sale of software applications which typically carry greater margins as converged voice and data products continue to evolve.  Another key contributor to our systems sales margins is the pricing support we receive from our vendors.  We work diligently to maximize this support; however, no assurance can be given that future support will continue at historical levels.

A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold.  A portion of our other revenues typically represents sales and cost of goods sold on equipment or services outside our normal provisioning processes.   These revenues by their nature vary significantly in both sales volume and gross margins earned.  Another segment of other revenues represents the sale of Avaya maintenance contracts for which we earn either a gross profit or commission.  We have no continuing service obligation associated with these revenues and gross profits.  This is an unpredictable revenue stream dependent upon expiration dates of existing contracts, installation dates of new systems, and the number of years that customers contract for services.  Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.  Our total operating expenses increased $211,000 or 6% in the third quarter of fiscal 2007 compared to the third quarter of fiscal 2006.  Operating expenses increased $1.4 million or 14% for the first nine months of fiscal 2007 compared to the same period a year ago.  Operating expenses were 21.3% of revenues in the third quarter of fiscal 2007 compared to 23.5% a year ago and were 22.4% for the nine month period ended July 31, 2007 compared to 23.2% in the previous year.  This improvement in operating expense margins was expected as we have made balanced investments in sales and administrative expenses to drive top-line growth.  We have targeted our operating expense margins to decline to between 18% and 20% over the next three to five years through economies of scale and improved operating efficiencies.

Interest Expense and Other Income.  Net interest and other expense was $20,000 in the third quarter of fiscal 2007 compared to $11,000 in the third quarter of fiscal 2006.  For the nine month period ended July 31, 2007, net interest and other expense was $4,000 compared to $90,000 in the same period of fiscal 2006.  These changes primarily reflect lower overall borrowing costs in 2007 compared to last year due to less outstanding debt.

Tax Provision.  We recorded a combined federal and state tax provision of 39% for the third quarter of fiscal 2007 and 2006.  For the nine months ended July 31, 2007, we recorded a tax provision of 40% compared to a tax provision of 44% for the same period a year ago.  The tax provision recorded for the year-to-date period reflects the effective federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.  Generally, we expect our tax provision rate to be approximately 40%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations results primarily from changes in interest rates.  We did not use derivative financial instruments for speculative or trading purposes during the three or nine month periods ended July 31, 2007.

Interest Rate Risk.   Due to utilization of variable interest rate debt, we are subject to the risk of fluctuation in interest rates in the normal course of business.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (5.32% at July 31, 2007) plus 1.25% to 2.75% or the bank’s prime rate (8.25% at July 31, 2007) less 0.0% to minus 1.125%.  A hypothetical 1% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of July 31, 2007 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Our expected growth in Managed Services revenues will likely be derived from a few large companies.  This poses the risk of a significant negative impact in the event one or more of these companies ends its business relationship with us.

Much of our success in growing the commercial portion of our Managed Services business has come from a small number of very large customers who contract with us as a subcontractor to fulfill service requirements to end-user companies.  Our target market for our Managed Services offerings is manufacturers such as Nortel, large communications carriers such as the regional Bell Operating Companies, and systems integrators.  Typically, these companies contract with us to provide field technical resources on a subcontract basis and parts fulfillment.  The end-users served are often some of our customers’ largest and most prestigious clients.  Therefore it is imperative that our customer satisfaction ratings remain high.  Once these revenue streams are established, the loss of any particular relationship could result in a material, adverse impact on our operating results.

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

XETA Technologies, Inc.
(Registrant)

Dated: September 7, 2007	By:	/s/ Greg D. Forrest
Greg D. Forrest
Chief Executive Officer

Dated: September 7, 2007	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.