Form 10-K
period 2007-10-31
XETA TECHNOLOGIES INC
filed 2008-01-07
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

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

Yes ☐     No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the Nasdaq closing price on April 28, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $33,442,994.

The number of shares outstanding of the registrant’s Common Stock as of December 19, 2007 was 10,231,646.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held April 8, 2008 are incorporated by reference into Part III, Items 10 through 14 hereof.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements relating to future events and our future performance and results.   Many of these statements appear in the discussions under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than those that are purely historical may be forward-looking statements.  Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “may”, “plans,” “believes,” “intends,” “projects,” “estimates,” and similar words or expressions. Forward-looking statements are not guarantees of performance, but rather reflect our current expectations, estimates, and forecasts about the industry and markets in which we operate, and our assumptions and beliefs based upon information currently available to us.  These statements are subject to risks and uncertainties which are difficult to predict or which we are unable to control, including but not limited to such factors as customer demand for advanced communications products, capital spending trends within our market, the financial condition of our suppliers and changes by them in their distribution strategies and support, technological changes, product mix, the ability to attract and retain highly skilled personnel, competition and other risks and uncertainties specifically discussed under the heading “Risk Factors” under Part I of this report.  As a result of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements.  Consequently, investors are cautioned to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

PART I

ITEM 1.  BUSINESS

Development and Description of Business

XETA Technologies, Inc. (“XETA”, the “Company”, “we”, “us”, or “our”), an Oklahoma corporation formed in 1981, is a leading provider of communications technologies with a comprehensive array of products and services available from market leaders.  Our market focus is on enterprise-class communications solutions and managed services in the emerging, highly-technical world of converged communications.  We specialize in helping our customers transition from traditional voice telephony to Internet Protocol (“IP”) based telephony, IP-based telephony enables our customers to reduce their total communications costs and more effectively serve their own customers through advanced applications such as contact centers, message management systems, and integrated multi-media applications.  We provide these solutions and services to multi-location, mid and large sized enterprises throughout the United States.  We also market our solutions and services to several vertical markets such as the hospitality industry, the federal government, and the healthcare industry.  We provide services through our nationwide network of Company-employed design engineers and service technicians as well as our 24-hour, 7-days-per-week call center located in our headquarters building in Broken Arrow, Oklahoma.

We maintain the industry’s highest certifications as an Avaya Platinum National Business Partner, a Nortel Elite Advantage Partner, and a Mitel Premium PARTNER.  We distribute products and services for these manufacturers under nationwide, non-exclusive dealer agreements.  All three of the manufacturers provide us with important volume incentives and marketing expense reimbursements to carry their products.  We purchase their products from large distributors who also provide pricing and volume incentives.  We have distributed Avaya products since 1998 and Nortel products since 2004.  In October, 2007 we added the Mitel product line to our product mix in response to market demand in the lodging industry.  Mitel is a market-leader in voice communications for the lodging industry and, like Avaya and Nortel, has transitioned its product line to server-based systems that work effectively in converged voice and data environments.   With the addition of Mitel products, we believe we will be able to expand our already strong market position in the lodging industry.

Our primary operating strategies in fiscal 2007 were to focus on our target customers, expand our wholesales services offerings, and create further alignment with our major business partners.  We target our products and services at large enterprises with multiple locations and often with multiple technology platforms.  Larger enterprises fit our key market advantages such as nation-wide coverage, 24-hour operations, and ability to support both Avaya and Nortel products, capabilities that most regional and local integrators do not possess.  Our wholesale service strategy is based on partnering with manufacturers, network service providers, and large integrators (“wholesale customers”) to provide services to their end-user customers.  Typically, we provide field services or specific technical expertise to supplement core services provided by our wholesale customers.   Our ability to support multiple platforms is also often a key factor in this market as well.  Our success in expanding our wholesale services revenues was a key factor in our revenue growth in fiscal 2007 and is discussed more fully below.  Finally, we improved our alignment with our major business partners, Avaya and Nortel, in fiscal 2007.  This strategy is focused on approaching the market in the manner which best fits each manufacturer.  For Avaya, this means partnering with them to sell equipment to the enterprise market and selling their service capabilities and maintenance contracts.  For Nortel, this means approaching the market with a regional focus and aligning with Nortel’s regional sales management.  To accomplish significant progress toward this initiative, we dedicated senior sales management to each product line and have shaped each sales organization as well as their go-to-market strategies to more closely match their respective product lines.

In fiscal 2007, we completed a transition plan in our executive management ranks.  In June, our previous Chief Executive Officer (“CEO”), Jack Ingram, stepped down and Greg Forrest, previously our President and Chief Operating Officer, was named CEO.  Additionally, we separated the roles of Chairman of the Board of Directors and CEO and named Don Duke, a long-time director of the Company, as non-executive Chairman.

Commercial Systems Sales

We sell communications solutions to the general commercial market, federal government and healthcare market.  These solutions are aimed at maximizing the effectiveness of our customers’ communications systems through the use of advanced technologies such as IP-based telephony.  Through the use of these systems, our customers can reduce their total communications costs by establishing their voice communications as an application on their data networks and can increase the productivity of their employees through the use of other voice applications that integrate with their data networks.  Such applications include message management systems that integrate voicemail and fax messages with existing email systems, speech recognition systems, and multimedia applications such as streaming audio and video systems.  We sell these systems under dealer agreements with Avaya and Nortel.  Both of these manufacturers have significant installed bases in the communications equipment market and are migrating their customers from traditional telephony systems to new IP-based platforms.  We receive incentive payments from both manufacturers which offset certain product costs, training expenses, and certain sales and marketing expenses.  We purchase these products through major distributors and receive additional price incentives from these distributors.  These incentive payments are material to our business.  We sell data networking products to the commercial market under non-exclusive dealer agreements with Avaya, Nortel, Cisco Systems Inc., and Hewlett-Packard Company.

Sales of systems to commercial customers were $23.8 million in fiscal 2007 compared to $22.5 million and $21.4 million in 2006 and 2005, respectively.  These sales represented 34%, 37%, and 37% of total revenues during fiscal years 2007, 2006, and 2005, respectively.

Hospitality Products

Communications Systems.  We sell communications systems to the hospitality industry through nationwide, non-exclusive dealer agreements with Avaya, Nortel, and Mitel.  In addition to most of the features available on the commercial systems above, the systems sold to hospitality customers are equipped with hospitality-specific software, which integrates with nearly all aspects of the hotel’s operations.  We also offer a variety of related products such as voice mail systems, analog telephones, uninterruptible power supplies, announcement systems, and others, most of which also have hospitality-specific software features.  Most of these additional products are sold in conjunction with the sale of new communications systems and, with the exception of voice mail systems, are purchased from regional and national suppliers.  All of our sales of communications systems in fiscal 2007 were either Avaya or Nortel products.  We expect Mitel product sales to begin in our second quarter of fiscal 2008 and to become material to our hospitality revenues in fiscal 2009.

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

Sales of communications systems and products to the hospitality industry represented 11% of total revenues in fiscal 2007, 2006 and 2005.  Marriott International, Host Marriott, and other Marriott-affiliated companies (“Marriott”) represent a single customer relationship for our Company and are a major customer to our hospitality business.  Revenues earned from sales of hospitality systems sold to Marriott represented 32%, 21%, and 52% of our sales of hospitality systems in fiscal 2007, 2006, and 2005, respectively.

Services

Services revenue is our largest revenue stream.  Due to its recurring nature and generally higher profitability, this portion of our business is of vital importance to our operating results.  Our services product offering includes nation-wide customer service, project management, professional services, installation, consulting, and structured cabling implmentation to support our customers.  The geographic reach and technical breadth of our services organization are key differentiators between us and our competitors.

Our services organization includes our National Service Center (“NSC”) housed at our headquarters in Broken Arrow, Oklahoma.  The NSC supports our commercial and hospitality customers who have purchased maintenance contracts on their systems, as well as other customers who engage us on a T&M basis.  We employ a network of highly trained technicians who are strategically located in major metropolitan areas and can be dispatched by the NSC to support our customers in the field or to install new systems.  We also employ design engineers (which we refer to as our Professional Services Organization or “PSO”), to design voice, data, and converged networks to meet specific customer applications.  Much of the work done by the PSO represents pre-sales work and is often not recovered in revenues, representing a significant investment.  We believe, however, that by hiring the most qualified personnel possible and keeping their talents in-house, we create a competitive advantage in the marketplace.

To our non-hospitality end-users of Nortel equipment, we sell our own maintenance contracts.  Additionally, we aggressively market our Nortel services capabilities to existing and potential wholesale customers.  By providing national coverage at competitive hourly rates, the NSC is a valuable resource to wholesale customers by providing geographic coverage or technical capabilities to service their customers directly.  Our largest wholesale customer opportunities are with the Regional Bell Operating Companies (“RBOCs”).  RBOCs are the largest Nortel dealers in the U.S. and as such have large installed bases of customers with Nortel systems.  Under a wholesale customer agreement, the RBOCs use the NSC to service customers out of the RBOCs’ regional service area and/or handle overflow work during peak periods.  Another significant wholesale customer is Nortel itself.  Nortel has maintenance contracts with many large, “Fortune 1000”-type customers.  Nortel out-sources much of the on-site service work for these customers to its authorized service providers, including us.

For Avaya products sold to non-hospitality customers, we sell Avaya’s post-warranty maintenance contracts, for which we earn a commission.  These commissions are recorded as other revenues in our financial statements.

For Avaya, Nortel, and Mitel communications systems sold to hospitality customers, we sell our own maintenance agreements.  For our proprietary products, we offer post-warranty service contracts to our hospitality customers under one-year and multi-year service contracts.  The revenues earned from the sale of our maintenance contracts are an important part of our business model as they provide a predictable stream of profitable recurring revenue.  We earn a significant portion of our recurring service revenues from hospitality customers who maintain service contracts on their systems.

For our distributed products, we typically pass on the manufacturer’s limited warranty, which is generally one year in length.  Labor costs associated with fulfilling the warranty requirements are generally borne by us.  For proprietary call accounting products sold to the hospitality industry, we provide our customers with a limited one-year warranty covering parts and labor.

Services revenues represented 53%, 50%, and 49% of total revenues for fiscal years 2007, 2006 and 2005, respectively.  Marriott is a significant customer and services revenues earned from Marriott represented 13%, 15%, and 15% of total services revenues in fiscal years 2007, 2006, and 2005, respectively.

Marketing

We market our products and services primarily through our direct sales force to a wide variety of customers including large national companies, mid-size companies, government agencies, and the hospitality industry.

Because the technology we sell is now typically an application running on an existing data network, the focus of our marketing efforts has had to adjust toward data networking decision makers, many of whom have long-standing relationships with their data products and services dealers.  Furthermore, because most customers are making the decision to convert their traditional voice networks to IP-based platforms for the first time, the decision to do so is often considered riskier and is therefore being made at higher levels within the organization. As a result, we have also adjusted our marketing efforts to provide assurances to customers that we are capable of designing and implementing these new systems effectively.

We hold specific events to support our direct marketing to customers.  Additionally, a significant aspect of our marketing effort centers on our relationships with Avaya and Nortel.  As a national dealer for both manufacturers, we have certain technical and geographical capabilities that help differentiate us in the marketplace.  We aggressively market these capabilities to Avaya and Nortel.  Both manufacturers utilize us in a variety of ways, from fulfilling certain customer orders to handling entire customer relationships.  We have carefully positioned ourselves as a leading dealer for both manufacturers by building our in-house engineering capabilities, providing nationwide implementation services, and through access to our 24-hour, 7 days-per-week service center.

Our marketing efforts to the hospitality industry rely heavily on our experience and reputation in that industry.  Over the course of serving this market for more than 25 years, we have built strong long-term relationships with a wide range of personnel (corporate hotel chain personnel, property management officials, industry consultants, hotel owners, and on-site financial and/or operating officers) that are the key decision makers for the purchase of hotel communications technology.  We have relationships with nearly all hotel chains and major hospitality property management companies.  These relationships are key to our past and future success and our hospitality marketing efforts are targeted at strengthening and deepening those relationships rather than the more broad promotional efforts sometimes employed in our marketing efforts to the commercial sector.

Backlog

At December 1, 2007 our backlog of orders for systems sales was $12.7 million compared to $2.6 million at the same time last year.  Approximately $10 million of this backlog is from a single customer.  Based on current installation schedules, we expect the revenue from this customer’s orders to be recognized as revenue ratably over fiscal 2008.  We expect the remainder of our backlog to also ship and be recognized as revenue by October 31, 2008, with the majority of these orders being shipped in the first half of the year.  However, our customers frequently change their installation plans which can significantly disrupt the timing of our revenue recognition.  Therefore no assurance can be given that our current expectations will be realized regarding the full recognition of revenues currently in our backlog.  Additionally, we currently have approximately $21 million in contracted maintenance revenues which we expect to recognize over the next fiscal year. Most of the contracts are cancelable upon thirty days notice by the customer or us.

Competition

Commercial.  The market for communications systems, applications and services is evolving at a rapid pace due to the convergence of voice and data networks and the speed at which new applications are being introduced.  Our market has always been highly competitive, as both Avaya and Nortel have extensive dealer organizations, including the Regional Bell Operating Companies, nationwide dealers like us, and smaller regionally-focused dealers.  In addition to other Avaya and Nortel dealers, we also face competition from dealers of other large manufacturers such as Cisco Systems, Inc., Siemens Aktiengesellschaft, Alcatel S.A. and NEC Corporation, as well as from a number of other companies, some of which focus on particular segments of the market such as call centers or message management.  With the addition of data products dealers, particularly Cisco dealers, the competition has been heightened.  Many of our new competitors have long-standing relationships with the information technology (“IT”) decision makers of our customers, increasing the fierceness of the competition.

Hospitality.  , We face similar competitive pressures in our hospitality business to those discussed above under “Commercial” competition.  However, since the hospitality market is a small niche market, we believe our most effective competitive strengths are the performance and reliability of our proprietary hospitality systems and our high level of service commitment to this niche market.  Despite these strengths, we expect to experience a period of testing as we begin distributing the Mitel product line to the hospitality industry, including to long-term customers.  In all previous new product line introductions, customers have required us to prove our capabilities in installing and maintaining the product prior to releasing significant orders to us.  We expect this period of proving to last most of fiscal 2008 with material Mitel orders beginning late in the year or in fiscal 2009.  While we are confident that we will successfully establish ourselves as a Mitel dealer and that our reputation and nationwide presence will continue to contribute significantly to our success in the hospitality market, there can be no assurance given that we will be able to continue to expand our market share in the future.

Manufacturing

We assemble the Virtual XL™ and Virtual XL.2™ systems, our proprietary call accounting systems sold exclusively to the hospitality industry.  The sale of these systems comprise less than 1% of our total revenues.  We assemble these systems from an inventory of components, parts and sub-assemblies obtained from various suppliers.  These components are purchased from a variety of regional and national distributors at prices that fluctuate based on demand and volumes purchased.  Some components, although widely distributed, are manufactured by a single, usually foreign, source and are therefore subject to shortages and price fluctuations if manufacturing is interrupted.  We maintain adequate inventories of components to mitigate short-term shortages and believe the ultimate risk of long-term shortages is minimal.

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

Employees

We employed 364 and 309 employees at December 1, 2007 and 2006, respectively.

Copyrights, Patents And Trademarks

We own registered United States trademarks on the following names for use in the marketing of our hospitality services and systems: “XETA,” “XPERT,” “XL,” “Virtual XL,” and “XTRAMILE”.  All of these trademarks are registered on the principal register of the United States Patent and Trademark Office.

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

Additionally, because these technologies are still in the early stages of their development, we cannot predict whether: (i) the demand for advanced communications products, applications, and services, including IP telephony systems, will grow as fast as we anticipate; (ii) new technologies may cause the market to evolve in a manner different than we expect; or (iii) technologies developed by manufacturers that we do not represent may become more accepted or the standard in our industry.

Our significant investment of resources into the launch of our Mitel product and services offering may not produce satisfactory results.

Beginning in the first quarter of fiscal 2008, we are training our technical workforce, our PSO organization, and our hospitality sales team to design, sell, install and maintain Mitel products.  These investments may not produce the revenues and gross profits that we expect.

If we incur delays in our anticipated installation schedule, significant installation challenges, product performance issues, or weather-related catastrophes, our expected revenues and gross profits in fiscal 2008 from the sale of equipment and installation services to the Miami-Dade County Public School (“MDCPS”) system could be materially less than expected.

In November, 2007, we announced the award of a series of orders from MDCPS totaling in excess of $10 million to provide and install communications equipment.  The equipment for ten of the schools was shipped prior to the end of fiscal 2007 to support initial installations.  We expect the remaining revenues and gross profits to be recognized in fiscal 2008 based on current installation schedules.  However, we may experience delays in the installation schedule due to circumstances out of our control as we are reliant on MDCPS personnel to assist us in coordinating each installation.  Furthermore, we could experience delays or a halt in installations due to a variety of other factors including catastrophic weather conditions such as hurricanes which are prone to the Miami area.  Additionally, unexpected technical installation challenges or product performance issues could occur, also resulting in delays in the recognition of revenues or erosion of gross profits from these orders.

Avaya was recently acquired by private investors who may materially alter Avaya’s strategies, including their vendor incentive programs, which might be detrimental to our operating results.

Avaya has been acquired by a consortium of private equity firms and is no longer a public company.  Avaya’s goals, focus and strategies may change materially as the new owners’ influence on Avaya’s operations increases.  The changes could be detrimental to our own strategies and goals and could negatively impact our short-term and or long-term operating results.

Additionally, Avaya has historically provided various financial incentive programs to support increasing the market share, promotion, and sale of its products.  The sum of these incentive amounts are material to our operating results.  Typically, Avaya announces changes to these programs at least annually, and in some years those changes have had a negative impact on the incentive payments we have received.  It is possible that as a result of strategic decisions by Avaya’s new owners, future changes could be more frequent and more adverse to our business model and, therefore, we may experience difficulty in maintaining the level of incentive payments which we have enjoyed in prior years.

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

Microsoft Corporation has announced it is entering the unified communications market, which could result in significant disruption to the current communications market landscape.

Microsoft Corporation (“Micrsosoft”) has announced several new products that will compete directly with existing Avaya and Nortel applications.  Microsoft represents a significant entrant into the converged communications market and may cause a significant disruption to our strategy of aligning our efforts with current market leaders Avaya and Nortel.  The timing and quality of our reaction to Microsoft’s entrance into the market, the quality of these new products, and the market acceptance of these products will dictate the potential positive or negative impact to us.

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

Increasing use of cell phones by guests has caused a rapid decline in hotels’ revenues and gross profits earned from long distance and other telephone-related fees.  This development has severely reduced the importance of call accounting systems in hotels.  As a result, we have experienced some erosion in our base of maintenance contracts as customers cancelled their call accounting maintenance contracts with us.  In fiscal 2007 we earned $3.0 million in revenues associated with these maintenance contracts compared with $3.7 in fiscal 2006.  The additional loss of or reduction in these revenues could materially and negatively impact our operating results.

The success of our business depends significantly upon our ability to retain and recruit highly skilled personnel.

Our ability to attract, train, motivate and retain highly skilled and qualified technical and sales personnel is critical to our success.  Competition for such employees in the rapidly changing communications industry is fierce.  As we have transformed our company into an integrated communications solutions provider, we have invested heavily in the hiring and training of personnel to sell and service our portfolio of products and services.  If we are unable to retain our skilled employees or to hire additional qualified personnel as needed, it could adversely impact our ability to implement our strategies efficiently and effectively.

The technology we sell is highly complex and changes rapidly, increasing our reliance upon the manufacturers for technical assistance and increasing the risk that our inventories on hand will become obsolete.

The communications equipment we sell is highly complex and requires significant technical resources to design, install, and maintain.  This complexity may require us to rely heavily upon the manufacturers’ technical staff to support the installation and maintenance of communications systems.  This reliance may result in lower services revenue or lower profit margins earned on our services revenue.  In addition to their complexity, the systems are evolving rapidly as product enhancements are introduced by the manufacturers.  These rapid changes present risks that our inventory on hand will become obsolete, resulting in the need to reduce sales margins to sell the equipment or in direct write-offs in the value of the equipment.  Any of these results would be detrimental to our profitability.

Our business is directly affected by capital spending trends in the United States and, in particular, market conditions for communications and networking equipment and services.

The direction and relative strength of the U.S. economy has recently been increasingly uncertain due to softness in the housing market, rising oil prices, and continuing geopolitical uncertainties.  Because our business is directly affected by capital spending on technology equipment in the U.S., our business would be directly and negatively impacted if these concerns continue to grow to the point that large enterprises begin curtailing their capital spending,.

The loss of either our Elite designation or Platinum Level status with Nortel and Avaya, respectively, could negatively impact our ability to differentiate our products and services in the market.

Both Nortel and Avaya have different status levels for their business partners based on technical and sales capabilities and purchasing volumes.  Currently, we hold the highest level of status with each manufacturer.  We emphasize the fact that we are one of the few providers in our market to have the highest status level with each manufacturer and we believe that this is a significant differentiator with some customers.  While we expect to be able to maintain the technical capabilities, sales skill sets, and purchasing volumes to maintain our statuses, a downgrade in our status with either manufacturer or both could have a material impact on our reputation in the market, which in turn could negatively impact our operating results.

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

We are required to comply with a host of new government-mandated corporate governance and accounting regulations, the most significant of which is section 404 of the Sarbanes-Oxley Act of 2002.  Under the current guidelines issued by the Securities and Exchange Commission, our management report on internal controls over financial reporting must be complete by our fiscal year ended October 31, 2008 and our auditor’s attestation report on internal control over financial reporting will be initially required for our fiscal year ended October 31, 2010.  We believe, based on new guidance provided to small public companies from the Public Companies Accounting Oversight Board and discussions with our external auditors and consultants in this field that expenditures required to comply with these regulations will not be material to our overall operating results.  However, since we have not completed our work in this area and will not complete it until the end of the fiscal year, we cannot provide assurance that significant unexpected costs might be incurred which could materially impact our operating results.

A significant portion of our expected growth in services revenues is dependent upon our relationship with a few wholesale customers.

Much of the current growth in our services business is coming from Nortel and Verizon as they use us as a subcontractor to service many of their high profile end-user customers.  While we believe our relationship with these companies is strong, future changes in Nortel personnel, negative service events, and competitive factors could jeopardize this revenue stream.

Hitachi’s decision to cease manufacturing communications systems for the hospitality market has caused some uncertainty with respect to our future relationship with our Hitachi installed base of hospitality customers.

Hitachi, once one of the leading suppliers of traditional PBX systems to the hospitality market, ceased selling systems for this market in March 2005.  We have many long-time hospitality customers with significant portfolios of Hitachi systems in their hotels.  We have several hundred Hitachi systems under service contracts producing recurring contract revenues and gross profits for our business.  Over the next seven to eight years, all of these customers will have to transition their communications systems to new platforms, presenting a risk to us that another vendor may be selected to service their communications systems.  Our entry into the Mitel product line is in part a response to Hitachi’s exit of the hospitality market.

While Hitachi’s exit from the market created some uncertainty in our relationship with existing customers, we believe our relationship with our Hitachi customers is strong.  Consequently, we believe that in most instances we will be in a favorable position to supply a new system to our customers when they decide to replace their Hitachi system.  Additionally, during the third quarter of fiscal 2006 we acquired the remaining assets and liabilities of Hitachi’s U.S. hospitality market.  Included in the assets acquired was a substantial supply of new and refurbished inventory that enables us to serve our Hitachi customers.  Despite these mitigating factors, no assurance can be given that Hitachi’s exit from this market will not negatively impact our financial results in the future.

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

We sell communications systems under dealer agreements with Avaya, Nortel, and Mitel.  We are a major dealer for Avaya and Nortel and consider our relationship with both to be good.  Nevertheless, if our strategic relationship with our manufacturers were to be terminated prematurely or unexpectedly, our operating results would be adversely impacted.  Furthermore, these agreements require that we meet certain volume commitments to earn the pricing structure provided in the dealer agreements.  Failure to meet these requirements could cause material adverse consequences to our gross margins and overall operating results.

We are dependent upon a few suppliers.

Our growth and ability to meet customer demand depends in part on our capability to obtain timely deliveries of products from suppliers.  All of our manufacturers utilize a two-tier distribution model in which a few third-party companies (super distributors) distribute their products to their respective dealer communities.  In the case of one such distributor, they distribute both Avaya and Nortel products.  The limited amount of distribution available for each of these product lines increases our risk of interruptions in the supply of products in the future.

We might have to record a significant goodwill impairment loss in the event our business was to suffer a severe decline.

Under SFAS No. 142, “Goodwill and Other Intangible Assets”, we are required to evaluate the fair value of each of our reporting units annually to determine if the fair value is less than the carrying value of those reporting units.  If we determine that is the case, then an impairment loss will be recorded in our statement of operations.  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  It is likely that if our financial results were to decline substantially and if macroeconomic conditions eroded, we would have to record a non-cash impairment loss in our statement of operations.

If our business grows significantly over the next three years, the successful completion of our Oracle implementation project will be critical to our ability to effectively and efficiently operate our business in the future; implementation of the system will significantly increase our amortization expense.

As XETA approaches the threshold of $100 million in revenues, timely and accurate business information will be increasingly important.  Implementing our business plan and monitoring progress depends on the efficient accumulation and distribution and analysis of business intelligence. We have been working on a major upgrade to our technology infrastructure and information systems to consolidate our mission-critical legacy systems from four to one.  From fiscal 2001 through fiscal 2006 we purposely imposed constraints on capital spending and slowed the development of this system and the consolidation..  Furthermore, at current revenue and transaction levels, conversion to this new system is not essential to our near-term success.  However, we have proceeded with the project while our revenues are at lower levels, in anticipation of future growth, which will require upgraded and consolidated infrastructure.  While we are taking great care to properly plan this implementation and to fully test the solution prior to the conversion, we cannot guarantee that the conversion will not disrupt our operations.  We recognized $619,000 and $429,000 in amortization expense in fiscal 2007 and 2006, respectively reflecting the fact that certain functions of the system were available and used in our business operations.  When fully implemented we estimate that the annual amortization expense will increase to $1.2 million.  Although a non-cash charge, this expense will have a material, negative impact on our operating results.

If industry consolidation continues, it may become more difficult to compete in our market.

Recently there has been significant merger and acquisition activity in our industry which has created larger and stronger competitors.  If consolidation continues, XETA may become one of the smaller national dealers of the products and services we sell. This could negatively impact our ability to market our services to national customers.

Our stock price may continue to be volatile.

Historically, our stock is not widely followed by investment analysts and is subject to price and trading volume volatility.  This volatility is sometimes tied to overall market conditions and may or may not reflect our financial performance.  It is likely that this volatility will continue.

Our business is subject to the risks of tornadoes and other natural catastrophic events and to interruptions caused by man-made problems such as computer viruses or terrorism.

Our corporate headquarters and NSC are located in northeastern Oklahoma, a region known as “tornado alley”.  A significant natural disaster, such as a tornado, could have a material adverse impact on our business, operating results, and financial condition.  In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, hacking, and similar disruptions from unauthorized tampering of our computer systems. Any such event could also cause a similar material adverse impact.  In addition, acts of war or terrorism could have a material adverse impact on our business, operating results, and financial condition.  The continued threat of terrorism and associated security and military response, or any future acts of terrorism may further disrupt our national economy and create further uncertainties.  To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or impact the assembly or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

We may be subject to infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling certain products and services.

Third parties, including customers, may assert claims or initiate legal action against our manufacturers, suppliers, customers or us, alleging that the products we sell infringe on another’s proprietary rights.  Regardless merit such claims can be time-consuming, expensive, and/or require us to enter into costly license agreements.  In some instances, a successful claim could prevent us from selling a particular product or service.  We have not conducted patent searches on the third party-products we distribute to independently determine if they infringe upon another’s proprietary rights; nor would it be practical or cost-effective for us to do so.  Rather, we rely on infringement indemnities provided by the equipment manufacturers.   However, because these indemnities are not absolute and in some instances have limits of coverage, no assurance can be given that in the event of a claim, our indemnification by the equipment manufacturer will be adequate to hold us harmless or that we are entitled to indemnification by the equipment manufacturer.

If any infringement or other intellectual property claim is brought against us succeeds, whether it is based upon a third-party manufacturer’s equipment that we distribute or upon our own proprietary products, our business, operating results and financial condition could be materially and adversely affected.

We are subject to a variety of other general risks and uncertainties inherent in doing business.

In addition to the specific factors discussed above, we are subject to risks that are inherent to doing business.These include growth rates, general economic and political conditions, customer satisfaction with the quality of our services, costs of obtaining insurance, unexpected death of key employees, changes in employment laws and regulations, changes in tax laws and regulations, and other events that can impact revenues and the cost of doing business.

ITEM 1B.               UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2.  PROPERTIES

Our principal executive offices and the NSC are located in a 37,000 square foot, Company-owned, single story building located in a suburban business park near Tulsa, Oklahoma.  This facility also houses a warehouse and assembly area.  The building is located on a 13-acre tract of land subject to a mortgage held by Bank of Oklahoma, NA to secure our credit facility.

We have additional leased facilities located near St. Louis, Missouri.  In addition to our primary warehouse and shipping operation, this facility houses sales staff, technical design, professional services and installation support personnel.  Our Seattle branch office is located in leased office space in Bellevue, Washington, a suburb of Seattle.  This facility houses sales and technical personnel.

We also lease other office space throughout the U.S. for sales, consulting, and technical staff and have informal office arrangements with our regional technicians to allow for storage of spare parts inventory.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is traded on the Nasdaq Global Market under the symbol “XETA.”  The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market.

	2007		2006
Quarter Ended:	High	Low	High	Low
January 31	$4.00	$2.76	$2.57	$2.15
April 30	$3.80	$2.79	$2.61	$1.86
July 31	$3.78	$2.99	$2.75	$2.20
October 31	$4.00	$2.64	$3.35	$2.01

Dividends

We have never paid cash dividends on our Common Stock.  Payment of cash dividends is dependent upon our earnings, capital requirements, overall financial condition and other factors deemed relevant by the Board of Directors.  Currently, we are prohibited by our credit facility from paying cash dividends.

Holders of Stock

As of December 11, 2007, there were approximately 167 shareholders of record.  Since many of the Company’s shareholders hold their shares in “street name,” meaning that their shares are held in the name of their brokerage firms for the account of the individual shareholder, we estimate the actual number of shareholders to be over 3,000.

Securities Authorized for Issuance under Equity Compensation Plans

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	658,568		$6.50	1,518,406	(1)
Equity compensation plans not approved by security holders	580,000	(2)	$5.81	0
Total	1,238,567		$6.18	529,433

(1)  Includes 1,252,173 and 266,233 shares available under the 2004 Plan and 2000 Plan, respectively.  The 2004 Plan includes an evergreen feature in which 3% of the total outstanding shares are added to the total shares available for issuance.  The evergreen feature does not apply to incentive stock options.  Consequently, there are 389,656 and 266,233 shares available to be issued as incentive stock options under the 2004 Plan and 2000 Plan, respectively.

(2)  All of these options were granted as part of an initial compensation package to an officer upon his hiring.  These options vested over three years, and are exercisable until June 16, 2009.

Stock Performance Graph

The following graph shows the Company’s stock prices as an index assuming $100 invested on November 1, 2002 along with the composite prices of companies listed in the SIC Code (Telephone, Telegraph Apparatus) Index and the Nasdaq Market Index.

COMPARE 5-YEAR CUMULATIVE TOTAL RETURN AMONG XETA TECHNOLOGIES, INC., NASDAQ MARKET INDEX AND SIC CODE INDEX

DOLLARS
600
550
500
450
400
350
300
250
200
150
100
50
0
2002
2003
2004
2005
2006
2007
XETA TECHNOLOGIES, INC.
NASDAQ MARKET INDEX
SIC CODE INDEX

ASSUMES $100 INVESTED ON NOV. 1, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING OCT. 31, 2007

	2002	2003	2004	2005	2006	2007
XETA TECHNOLOGIES, INC.	100.00	532.71	335.51	220.56	313.08	368.22
NASDAQ MARKET INDEX	100.00	145.24	148.44	159.81	179.95	217.22
SIC CODE INDEX	100.00	198.60	239.78	247.74	249.39	320.10

ITEM 6.  SELECTED FINANCIAL DATA

For the Year Ended October 31,	2007	2006	2005	2004	2003
	(Amounts in thousands, except per share data)
Results of Operations
Systems sales	$31,846	$29,249	$27,943	$31,341	$27,550
Services	37,297	29,894	28,241	26,493	23,339
Other revenues	950	822	1,819	993	1,792
Net Sales and Services Revenues	70,093	59,965	58,003	58,827	52,681

Cost of systems sales	24,216	22,162	20,978	23,914	19,622
Services costs	25,877	21,645	20,008	19,120	16,548
Cost of other revenues and corporate COGS	1,792	1,424	2,073	1,530	2,193
Total Cost of Sales	51,885	45,231	43,059	44,564	38,363

Gross Profit	18,208	14,734	14,944	14,263	14,318
Operating expenses	15,791	13,398	14,186	11,652	11,210
Income from operations	2,417	1,336	758	2,611	3,108
Interest and other income (expense)	(44)	(128)	57	32	(545)
Income before taxes	2,373	1,208	815	2,643	2,563
Provision for taxes	941	490	321	1,035	1,005
Net Income	$1,432	$718	$494	$1,608	$1,558

Earnings per share – Basic	$0.14	$0.07	$0.05	$0.16	$0.16
Earnings per share – Diluted	$0.14	$0.07	$0.05	$0.16	$0.16
Weighted Average Common Shares Outstanding	10,215	10,180	10,087	10,009	9,828
Weighted Average Common Share Equivalents	10,215	10,210	10,117	10,157	9,999

As of October 31,	2007	2006	2005	2004	2003
Balance Sheet Data:
Working capital	$8,502	$6,311	$4,668	$4,465	$4,204
Total assets	60,096	55,913	56,207	53,556	50,673
Long term debt, less current portion	1,355	1,526	1,697	2,820	4,030
Shareholders’ equity	39,439	37,885	37,098	36,304	34,611

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In fiscal 2007, our operating results improved significantly over the prior year due primarily to increased revenues and improved services gross margins.  We achieved these results by successfully executing our strategies to focus on our target customers, increase our services revenues, and align our sales efforts with our manufacturers’ go-to-market strategies.  To increase services revenues we expanded our wholesale services offering through by penetrating existing accounts and developing new relationships.  Both elements proved successful in fiscal 2007.  Our wholesale service strategy is based on partnering with manufacturers, network service providers, and large integrators (“wholesale customers”) to provide services to their end-user customers.  Typically, we provide field services or specific technical expertise to supplement core services to the end-user provided by our wholesale customers.  Our ability to support multiple manufacturer platforms is also often a key consideration in this market.  Our success in expanding our wholesale services revenues was an important contributor to our revenue growth in fiscal 2007.  This is discussed more fully below.  In fiscal 2007 we also improved our alignment with Avaya and Nortel, our major business partners.  Our business strategy emphasized approaching the market in a manner that best capitalized on each manufacturer’s portfolio of products and services.  For Avaya, this meant partnering with them to sell equipment to the enterprise market and selling their service capabilities and maintenance contracts.  For Nortel, this meant approaching the market with a regional focus and aligning our sales efforts with Nortel’s regional sales management.  Additionally, we assigned senior sales management to each product line to maximize progress on these initiatives.

We plan to build on our successes in fiscal 2008 by continuing to focus on the above strategies, particularly our wholesale services strategy.  We are targeting a mix of revenues of approximately 66% services revenues and 33% systems sales.  We expect to achieve this target in the next three to five fiscal years.  Traditionally, our revenue mix has been approximately 50%/50%.  By increasing the mix of recurring, higher gross margin services revenues to a greater proportion of total revenues; we will improve the predictability of our results and increase our blended gross margins.  Also in fiscal 2008, we expect slower growth in our operating expenses as we increase administrative efficiencies.  We believe our efforts will produce continued improvement in both revenues and profitability in fiscal 2008.

In November 2007, we announced that we had been awarded a series of orders from Miami-Dade County Public Schools (“MDCPS”) to sell and install new communications systems at certain schools in the MDCPS district.  Based on current installation schedules, we expect to recognize most of this revenue in fiscal 2008.  As such, these orders should have a material positive impact on our fiscal 2008 results (see comments regarding the risks associated with these orders under “Risk Factors” above).  Due to the magnitude of these orders, the proportion of equipment revenues to services revenues, and the relatively compressed installation schedule, the mix of our revenues in fiscal 2008 may not reflect our targeted long-term mix.

The discussion that follows provides more details regarding the factors and trends that affected our financial results, liquidity, and capital resources in fiscal 2007 when compared to the previous year.

Results of Operations

FISCAL YEAR, 2007 COMPARED TO FISCAL YEAR 2006.

Net revenues for fiscal 2007 were $70.1 million compared to $59.9 million in fiscal 2006, a 17% increase.  Net income for fiscal 2007 was $1,432,000 compared to $718,000 in fiscal 2006.  Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2007.

Services Revenues.  Revenues earned from our services business were $37.3 million in fiscal 2007 compared to $29.9 million in fiscal 2006, a 25% increase.  This growth reflects continued success in all three major services revenue streams including our recurring services, implementation services, and our national cabling business.

Recurring services, which consists of revenues earned from maintenance contracts and time and materials (“T&M”) based charges, increased $4.0 million or 18% in fiscal 2007 compared to last year, primarily reflecting our success in the expansion of our wholesale services initiative.  Revenues from our wholesale services programs are in the form of contract maintenance fees and/or time charges for services provided.  Some accounts provide additional revenues from minimum monthly charges.  A key aspect to our success with these programs has been our flexibility in structuring the service delivery model to meet the unique needs or demands of our customers’ end users.  We believe that expansion of these revenues represents a critical success factor for us in the future as we seek to increase the mix of these recurring revenues as a percentage of our overall revenues.

Our implementation revenues were $8.2 million in fiscal 2007, an increase of $2.6 million or 47% compared to the prior year.  The growth in our implementation revenues was a key factor in our success in fiscal 2007 as higher levels of revenues resulted in better absorption of the significant fixed cost structure in this portion of our services organization.  The 47% growth rate is significantly greater than our growth in systems sales, the historical driver of these revenues.  The additional growth came from several large installation and professional services contracts sold separately from systems sales.  Additionally, the proportion of installation and professional services fees continues to increase in comparison to the total project price as the complexity of the applications we sell increases.  All of these increased revenues improved our utilization of our resources and contributed to the overall increase in our services gross profits which are discussed below.

Our structured cabling revenues grew 40% to $2.6 million in fiscal 2007 compared to fiscal 2006.  The increase in these revenues is the result of our continued success in establishing a national structured cabling business that markets our cabling services to existing and new customers.  With this product and service offering, we are better able to compete for projects where structured cabling is wrapped into an overall communications infrastructure purchase.  We are also able to compete for stand-alone structured cabling business often associated with new construction.

Systems Sales.  Sales of systems were $31.9 million in fiscal 2007 compared to $29.2 million in fiscal 2006, a 9% increase.  Sales of systems to commercial customers were $23.8 million in fiscal 2007, a 6% increase compared to fiscal 2006.  The increase in sales of systems to commercial customers is primarily the result of the success of our strategy to focus on our manufacturers’ lines of business, particularly the Nortel product line.  As discussed above, we have received a series of orders from MDCPS to sell and install over $10 million of Avaya communications systems to the school district.  About 75% of the value of each of these orders will be recognized as systems sales and if current shipping schedules hold, we expect this revenue to be recognized in fiscal 2008.  Sales of systems to Hospitality customers were $8.0 million in fiscal 2007, an 18% increase compared to the prior year.  This increase reflects our strong market position in the growing hospitality market and the acceptance of our Nortel product line to hospitality customers.  While we expect to continue to have success in this market, we expect our growth rates in fiscal 2008 to be lower than this year.

Other revenues were $951,000 in fiscal 2007 compared to $822,000 in fiscal 2006.  Other revenues consist of commissions earned on the sale of Avaya maintenance contracts and sales of equipment and/or services made outside of our normal provisioning processes.  The increase in other revenues is attributable to an increase in the sales of Avaya post-warranty maintenance contracts.  Under our dealer agreement with Avaya, we are incentivized to market their maintenance contracts to the Avaya customer base.  We are paid a commission on these contracts based on the size and length of the contract and the underlying equipment covered under the agreement.  Sales of products provisioned outside of our normal processes generally reflects sales of phone sets to hospitality customers in which we earn a small, flat, per-phone profit on the transaction.  Other revenues also include restocking fees earned on canceled orders.

Gross Margins.  Gross margins were 26.0% in fiscal 2007 compared to 24.6% in fiscal 2006.

The gross margins earned on Services revenues were 30.6% in fiscal 2007 compared to 27.6% in fiscal 2006.  This increase reflects improvements in gross margins earned on recurring services and implementation revenues, while gross margins on cabling revenues were relatively flat compared to last year.  The margins on recurring services improved slightly due to better utilization of our care center and field services personnel, lower materials costs and improved utilization of qualified third party service providers.  The profitability of implementation and professional services was the largest contributor to the significant increase in overall services profitability.  As discussed above under services revenues, increased implementation revenues resulted in improved absorption of the fixed costs of this element of our services organization.  The gross margins earned on cabling revenues were consistent with fiscal 2006 and with our expectations.

Gross margins on systems sales were 24.0% in fiscal 2007 compared to 24.2% in fiscal 2006.  These margins are consistent with our expectations for systems sales.  We maintain a high focus on systems sales margins through controls around contract acceptance and margin reviews.  We also work closely with both our manufacturers and our product distributors to maximize vendor support through their rebate, promotion, and competitive discount programs.  These programs were relatively unchanged in fiscal 2007 compared to fiscal 2006.  We believe that despite a highly competitive market, we can maintain our gross margins on systems sales.  However, we can give no assurance regarding possible changes in our vendor support programs that could either increase or lower margins.

A final component to our gross margins is the margins earned on other revenues.  These include costs incurred to market and administer the Avaya post-warranty maintenance contracts we sell, and our corporate cost of goods sold expenses.  While we earn a commission on the sale of Avaya post-warranty maintenance contracts which has no direct cost of goods sold, we incur costs in marketing and administration of these contracts before submitting them to Avaya.  Corporate cost of goods sold represents the cost of our material logistics and purchasing functions.  Corporate cost of goods sold decreased 0.3% in fiscal 2007 compared to fiscal 2006.

Operating Expenses.  Operating expenses were $15.8 million or 23% of revenues in fiscal 2007 compared to $13.4 million or 22% of revenues in fiscal 2006.  The increase in operating expenses is due to increased sales expenses to support our wholesale services sales initiative, increased gross profit- and net income-based incentive payments to employees due to improved profitability, increased FAS 123(R) compensation expense due to the issuance of stock options in fiscal 2007 and 2006, increased amortization expense from the expanded utilization of our enterprise technology platform, and increased marketing expenses related to a major marketing event held around the PGA Championship during our fourth fiscal quarter.

Interest and Other Income.  Interest expense consists of interest paid or accrued on our credit facility.  Interest expense decreased in fiscal 2007 by approximately $77,000.  This change primarily reflects lower overall borrowing costs in 2007 compared to last year due to less outstanding debt.  During fiscal 2007, we reduced our mortgage debt by $171,000 through cash on hand and funds generated from operations and enjoyed lower average amounts outstanding under our revolving line of credit.

Net other income in fiscal 2007 was approximately $50,000 compared to net other income of approximately $42,000 in 2006.

Tax Expense.  We have recorded a combined federal and state tax provision of approximately 39.6% in fiscal 2007 compared to 40.5% in fiscal 2006.  This rate reflects the effective federal tax rate plus the estimated composite state income tax rate.

Operating Margins.  Our net income as a percent of revenues in fiscal 2007 was 2.0% compared to 1.2% in 2006.  This increase reflects improved gross profit margins partially offset by higher operating expenses as discussed above.  Our current business model targets an operating margin of 4% to 6% to be reached in the next three to five years.  However, we will have to realize sustained growth in our revenues, continued improvements in total gross margins, and a significantly slower growth rate in operating expenses to meet this target.

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005.

Net revenues for fiscal 2006 were $59.9 million compared to $58.0 million in fiscal 2005, a 3% increase.  Net income for fiscal 2006 was $718,000 compared to $494,000 in fiscal 2005.  Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2006.

Systems Sales.  Sales of systems were $29.2 million in fiscal 2006 compared to $27.9 million in fiscal 2005, a 5% increase.  Sales of systems to commercial customers were $22.5 million in fiscal 2006, a 5% increase compared to fiscal 2005.  We experienced very weak demand for systems in our first quarter of fiscal 2006 which severely impacted our annual results.  However, our average quarterly sales of systems to commercial customers in the second through fourth quarters was 45% higher than our first quarter sales to commercial customers.  The first quarter weakness in systems sales was due primarily to customer-driven shipping and installation schedules on some of our larger orders received in the first quarter.  These orders were recorded as revenues upon shipment primarily in the second and third fiscal quarters.  Sales of systems to hospitality customers were $6.8 million in fiscal 2006, a 3% increase compared to the prior year and were consistent with our expectations for this portion of our business in 2006.

Services Revenues.  Revenues earned from our services business were $29.9 million in fiscal 2006 compared to $28.2 million in fiscal 2005, a 6% increase.  This increase consisted of an increase in recurring revenues partially offset by a decrease in installation revenues.  Recurring revenues earned from maintenance contracts and time and materials (“T&M”) relationships with commercial customers represented the fastest growing part of our business in fiscal 2006 as these revenues grew by 29% compared to the prior year.  This increase was primarily related to the Nortel product line and represented our initial success in developing our strategies to sell Nortel services.  Our recurring revenues earned from hospitality customers grew modestly in fiscal 2006, also reflecting penetration into the Nortel market.  We experienced a slight decline in revenues earned from contracts to maintain our proprietary call accounting systems as some customers declined to renew service contracts for this product, reflecting the impact of cell phones and internet communications on the usage of hotel-provided phone transmission.  Our installation revenues declined substantially in fiscal 2006 as these revenues returned to their historical dependence on systems sales.  In fiscal 2005, we received a large “installation-only” contract from the Metropolitan Atlanta Rapid Transit Authority (“MARTA”) which positively skewed our installation revenues.  We did not receive a similar contract in fiscal 2006 which resulted in a decline in these revenues and a negative impact to the overall gross margins earned on our services revenues.

Other revenues were $822,000 in fiscal 2006 compared to $1.8 million in fiscal 2005.  The decline in other revenues was attributable to declines in sales of Avaya post-warranty maintenance contracts and in sales of equipment made outside our normal provisioning processes.

Gross Margins.  Gross margins were 24.6% in fiscal 2006 compared to 25.8% in fiscal 2005.

Gross margins on systems sales were 24.2% in fiscal 2006 compared to 24.9% in fiscal 2005 and  were consistent with our expectations for systems sales at that time.  The support payments we received from our relationships with manufacturers and vendors were relatively unchanged in fiscal 2006 from fiscal 2005.

The gross margins earned on services revenues were 27.6% in fiscal 2006 compared to 29.2% in fiscal 2005.  These margins consisted of improvements in the gross margins earned on recurring revenues that were more than offset by declines in the margins earned on installation revenues.  The gross margins earned on recurring revenues returned to their historical levels as the revenues earned from our Nortel service initiatives grew sufficiently to absorb the investments we made in hiring and training of technical personnel in the Nortel product line.  Gross margins earned on installation revenues declined dramatically due to the decline in revenues as discussed above.

The gross margins earned on other revenues in fiscal 2006 reflected the cost of marketing and administering the program to sell Avaya post-warranty maintenance contracts and the cost of our material logistics and purchasing functions.  Corporate cost of goods sold increased 5% in fiscal 2006 compared to fiscal 2005 primarily due to increases in personnel related expenses.

Operating Expenses.  Operating expenses were $13.4 million or 22% of revenues in fiscal 2006 compared to $14.2 million or 24% of revenues in fiscal 2005.  This decrease reflected decreases in both sales expenses and general and administrative expenses in 2006 over 2005.  Sales expense reductions consisted of decreased personnel costs due to reduced sales management expenses and lower consulting fees.  The reductions in general and administrative expenses were due to a decrease in legal expenses, lower depreciation expense, and increased reimbursements by manufacturers and distributors of market development and marketing costs.

Interest and Other Income.  Interest expense increased in fiscal 2006 by approximately $57,000, reflecting higher interest rates in fiscal 2006.  During fiscal 2006, we reduced our term debt by $1.1 million through cash on hand and funds generated from operations.

Net other income in fiscal 2006 was approximately $42,000 compared to net other income of approximately $171,000 last year.  In the first quarter of fiscal 2005, we collected $87,000 on a customer receivable that had previously been written off.  There was not a transaction of similar magnitude in fiscal 2006.

Tax Expense.  We recorded a combined federal and state tax provision of approximately 40.5% in fiscal 2006 compared to 39% in fiscal 2005.

Operating Margins.  Our net income as a percent of revenues in fiscal 2006 was 1.2% compared to 0.8% in 2005.  This increase reflected reduced operating expenses as discussed above.

Liquidity and Capital Resources

Our financial condition improved during fiscal 2007 as our working capital grew by 35% to $8.5 million and we generated $2.1 million in cash flows from operations.  These cash flows included cash from earnings and non-cash charges of $2.9 million, a reduction in inventory of $544,000, increases in accounts payable of $1.3 million, and increases in deferred tax liabilities of $1.1 million.  These increases were partially offset by an increase in accounts receivable of $4.0 million and other changes in working capital items, which netted to an increase in cash of $174,000.  We used these cash flows to reduce borrowings on our working capital line of credit by $361,000, reduce our mortgage balance through scheduled principal payments by $171,000, and to fund capital expenditures of $1.3 million.  Of these capital expenditures, $535,000 was spent on our Oracle implementation and approximately $765,000 was spent on capital equipment.  Non-cash charges included depreciation expense of $552,000, amortization expense of $657,000, stock-based compensation expense of $122,000, and a provision for obsolete inventory of $102,000.  At October 31, 2007 we had capitalized $8.7 million on the Oracle project.  We have segregated the cost of this asset into four classifications with estimated useful lives of three, five, seven and ten years.  In fiscal 2005 we began amortizing the cost of those portions of the system that were ready for use.  Our operating results for fiscal years 2007 and 2006 include $619,000 and $391,000, respectively, in amortization expense related to the project.

At October 31, 2007 the balance on our working capital revolver was $2.8 million, leaving $4.7 million available for additional borrowings.  We believe that this available capacity is sufficient for our operating needs for the foreseeable future.  The revolver is scheduled to mature on September 23, 2008, however we expect to renew it for another 12-month period prior to its expiration.  At October 31, 2007, we were in compliance with the covenants of our debt agreements except for a requirement to not exceed $900,000 in capital expenditures.  As discussed above, our capital expenditures were $1.3 million in fiscal 2007.  Our bank has granted a waiver of this technical violation of the credit agreement and we consider our relationship with our bank to be good.  In addition to the available capacity under our working capital line of credit, we believe we have access to a variety of capital sources such as additional bank debt, private placements of subordinated debt, and public or private sales of additional equity.  However, there are currently no plans to issue such securities.

The table below presents our contractual obligations at October 31, 2007 as well as payment obligations over the next five fiscal years:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	2 – 3 Years	4 – 5 years	More than 5 years
Long-term debt	$1,699,392	$266,961	$1,432,431	$—	$—
Operating leases	490,281	262,465	216,947	10,869	—
Total	$2,189,673	$529,426	$1,649,378	$10,869	$—

Recent Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and therefore we adopted the statement in the first quarter of fiscal 2008.  We have concluded a preliminary review of the impact of FIN 48 and we do not expect it to have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Standards, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This Statement permits companies to choose to measure many financial instruments and certain other items at fair value to improve their financial reporting and mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Under SFAS 159, companies may elect to use the fair value option at specified election dates on an instrument by instrument basis.  The provisions of SFAS 159 are effective for fiscal years beginning on or before November 15, 2007, although early adoption is permitted.  The Company expects to adopt the standard on November 1, 2008 and is currently evaluating the potential impact of any election to use the fair value option.

Application of Critical Accounting Policies

Our financial statements are prepared based on the application of generally accepted accounting principles in the U.S.  These accounting principles require us to exercise considerable judgment about future events that affect the amounts reported throughout our financial statements.  Actual events could unfold quite differently than our judgments predicted.  Therefore, the estimates and assumptions inherent in the financial statements included in this report could be materially different once actual events unfold.  We believe the following policies may involve a higher degree of judgment and complexity in their application and represent critical accounting policies used in the preparation of our financial statements.  If different assumptions or estimates were used, our financial statements could be materially different from those included in this report.

Revenue Recognition.  We recognize revenues from equipment sales based on shipment of the equipment, which is generally easily determined.  Revenues from installation and service activities are recognized based upon completion of the activity, which sometimes requires judgment on our part.  Revenues from maintenance contracts are recognized ratably over the term of the underlying contract.

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

Goodwill and Other Long-lived Assets.  We have a significant amount of goodwill on our balance sheet resulting from the acquisitions made in fiscal 2000, 2001, and 2004.  We are responsible for reviewing goodwill for impairment at least annually.  We conducted these impairment tests on August 1, 2007 for fiscal year 2007 and on November 1 for each of the prior fiscal years.  In fiscal years 2007 and 2006, we engaged an independent valuation consultant to assist us in this review. In order to make this assessment each year, we prepared a long-term forecast of the operating results and cash flows associated with the major reporting units of our business.  We prepared this forecast to determine the net discounted cash flows associated with each of these units. The value of the discounted cash flows, less bank debt, was then compared to the book value of each of those units.  There is a great deal of judgment involved in making this assessment, including the growth rates of our various business lines, gross margins, operating margins, discount rates, and the capital expenditures needed to support the projected growth in revenues.  The valuation consultant engaged to assist in this evaluation, also examines additional data regarding competitors and market valuations.  This examination also requires a great amount of subjectivity and assumptions.  Based on the work performed, we determined that the fair value was greater than our carrying value and therefore no impairment had occurred.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations result primarily from changes in interest rates.  We did not use derivative financial instruments for speculative or trading purposes during the 2007 fiscal year.

Interest Rate Risk.   We are subject to the risk of fluctuation in interest rates in the normal course of business due to our utilization of variable debt.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (“LIBOR”) (4.71% at October 31, 2007) plus 1.25 to 2.75% depending on the Company’s funded debt to cash flow ratio or the bank’s prime rate (7.5% at October 31, 2007) less 0.0% to 1.125% also depending on the Company’s funded debt to cash flow ratio.  A hypothetical 10% increase in interest rates would have increased our interest expense by approximately $9,000 in fiscal 2007 and would not have had a material impact on our financial position or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information required by this Item is incorporated by reference to the financial statements listed in Items 15(a)(1) and 15(a)(2), which financial statements appear at Pages F-1 through F-21 at the end of this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year ended October 31, 2007.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item relating to directors is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of our fiscal year ended October 31, 2007 (the “Proxy Statement”), under the section “Proposal 1—Election of Directors.”

Information relating to executive officers required by this Item is incorporated by reference to the Proxy Statement under the section “Executive Officers.”

Other information required by this Item is incorporated by reference to the Proxy Statement under the section “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the discussions “Code of Ethics,” “Nominating Committee” and “Audit Committee” under the section “Corporate Governance.”

We have adopted a financial code of ethics that applies to our CEO, CFO, controller, principal accounting officer and any other employee performing similar functions.  This financial code of ethics is posted on our website. The Internet address for our website is www.xeta.com, and the financial code of ethics may be found on the Investor Relations page under “Governance.”

We will satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver from, a provision of this code of ethics by posting such information on our website, at the address and location specified above.

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the Proxy Statement under the sections “Executive Compensation” and “Director Compensation,” and to the discussion “Compensation Committee Interlocks” under the section “Corporate Governance”.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to Equity Compensation Plans required by this Item is included in Part II of this Report in the table entitled “Equity Compensation Plan Information” under the caption “Market for the Registrant’s Common Stock and Related Stockholder Matters.”

Other information required by this Item is incorporated by reference to the Proxy Statement under the section “Security Ownership of Certain Beneficial Owners and Management.”

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the Proxy Statement under the section “Certain Relationships and Related Transaction” and to the discussion “Director Independence” under the section “Corporate Governance.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference to the discussion in the Proxy Statement “Fees and Independence” under the section “Proposal 2—Independent Public Accountants.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report:

(a)(1)       Financial Statements - The following financial statements are included with this report:

(a)(2)       Financial Statement Schedules - None.

(a)(3)       Exhibits – The following exhibits are included with this report or incorporated herein by reference:

No.	Description

3(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to XETA’s Annual Report on Form 10-K for the year ended October 31, 2004).

3(ii)	Amended and Restated Bylaws (incorporated by reference to Exhibit 3(ii) to XETA’s Current Report on Form 8-K filed July 16, 2007).

10.1†

XETA Technologies, Inc. 2004 Omnibus Stock Incentive Plan as amended April 15, 2004 (incorporated by reference to Exhibit 10.1 to XETA’s Annual Report on Form 10-K for the year ended October 31, 2006).

10.2*†	Form of Stock Option Award Agreement for grants on December 5, 2007 under 2004 Omnibus Stock Incentive Plan.

10.3†

Form of Stock Option Award Agreement for grants on October 19, 2006 under 2004 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to XETA’s Annual Report on Form 10-K for the year ended October 31, 2006).

10. 4†	Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.9 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 5†	XETA Technologies 2000 Stock Option Plan (incorporated by reference to Exhibit 10.11 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 6†	Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.14 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.7

Nortel Networks Premium Partner U. S. Agreement effective June 25, 2003 between Nortel Networks, Inc. and XETA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to XETA’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.8

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

10.10

Third Amendment to Revolving Credit and Term Loan Agreement dated as of October 31, 2003 between XETA Technologies, Inc. and BOK (incorporated by reference to Exhibit 10.10 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006).

10.113

Fourth Amendment to Revolving Credit and Term Loan Agreement dated as of October 31, 2003 between XETA Technologies, Inc. and BOK (incorporated by reference to Exhibit 10.1 to XETA’s Current Report on Form 8-K filed September 27, 2006).

10.12

Fifth Amendment to Revolving Credit and Term Loan Agreement dated as of October 31, 2003 between XETA Technologies, Inc. and BOK (incorporated by reference to Exhibit 10.1 to XETA’s Current Report on Form 8-K filed September 13, 2007).

10.13	Promissory Note ($7,500,000 payable to BOK) dated September 28, 2006 (incorporated by reference to Exhibit 10.13 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2006).

10.14	Promissory Note ($7,500,000 payable to BOK) dated September 5, 2007 (incorporated by reference to Exhibit 10.2 to XETA’s Current Report on Form 8-K filed September 13, 2007).

10.15

Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated October 1, 2003 granted to BOK (incorporated by reference to Exhibit 10.8 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.16	Security Agreement dated October 1, 2003 granted to BOK (incorporated by reference to Exhibit 10.12 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

21*	Subsidiaries of XETA Technologies, Inc.

23.1*	Consent of Tullius Taylor Sartain & Sartain LLP .

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

XETA TECHNOLOGIES, INC.

January 2, 2008	By:	/s/ Greg D. Forrest
Greg D. Forrest, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 2, 2008	/s/ Greg D. Forrest
Greg D. Forrest, Chief Executive Officer and President

January 2, 2008	/s/ Robert B. Wagner
Robert B. Wagner, Chief Financial Officer and Executive Director of Operations

January 2, 2008	/s/ Donald T. Duke
Donald T. Duke, Director

January 2, 2008	/s/ Ron. B. Barber
Ron B. Barber, Director

January 2, 2008	/s/ Edward F. Keller
Edward F. Keller, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

XETA Technologies, Inc.

We have audited the consolidated balance sheets of XETA Technologies, Inc. and subsidiary as of October 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XETA Technologies, Inc. and subsidiary as of October 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ TULLIUS TAYLOR SARTAIN & SARTAIN LLP

Tulsa, Oklahoma
January 2, 2008

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31, 2007	October 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$402,918	$174,567
Current portion of net investment in sales-type leases and other receivables	490,033	329,619
Trade accounts receivable, net	16,236,137	12,245,507
Inventories, net	4,296,574	4,942,973
Deferred tax asset, net	916,259	709,343
Prepaid taxes	19,737	22,622
Prepaid expenses and other assets	517,757	300,738
Total current assets	22,879,415	18,725,369

Noncurrent assets:
Goodwill	26,365,093	26,420,669
Intangible assets, net	104,042	141,875
Net investment in sales-type leases, less current portion above	136,493	128,708
Property, plant & equipment, net	10,610,820	10,485,018
Other assets	—	11,124
Total noncurrent assets	37,216,448	37,187,394

Total assets	$60,095,863	$55,912,763

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$171,123	$171,123
Revolving line of credit	2,758,660	3,119,445
Accounts payable	5,670,240	4,325,758
Current unearned revenue	2,212,247	1,802,665
Accrued liabilities	3,565,031	2,994,641
Total current liabilities	14,377,301	12,413,632

Noncurrent liabilities:
Long-term debt, less current portion above	1,354,530	1,525,950
Accrued long-term liability	211,300	436,850
Noncurrent unearned service revenue	81,650	79,132
Noncurrent deferred tax liability, net	4,631,917	3,572,089
Total noncurrent liabilities	6,279,397	5,614,021

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,233,529 issued at October 31, 2007 and October 31, 2006	11,233	11,233
Paid-in capital	13,189,311	13,067,676
Retained earnings	28,483,280	27,050,860
Less treasury stock, at cost (1,018,788 shares at October 31, 2007 and 2006)	(2,244,659)	(2,244,659)
Total shareholders’ equity	39,439,165	37,885,110
Total liabilities and shareholders’ equity	$60,095,863	$55,912,763

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended October 31,
	2007	2006	2005

Systems sales	$31,845,671	$29,249,004	$27,942,695
Services	37,296,596	29,894,230	28,241,316
Other revenues	950,887	821,730	1,819,241
Net sales and service revenues	70,093,154	59,964,964	58,003,252

Cost of systems sales	24,215,941	22,161,682	20,978,447
Services costs	25,876,839	21,645,086	20,007,601
Cost of other revenues & corporate COGS	1,792,620	1,423,927	2,072,931
Total cost of sales and service	51,885,400	45,230,695	43,058,979

Gross profit	18,207,754	14,734,269	14,944,273

Operating expenses
Selling, general and administrative	15,133,757	12,969,071	13,800,782
Amortization	656,828	428,785	385,591
Total operating expenses	15,790,585	13,397,856	14,186,373

Income from operations	2,417,169	1,336,413	757,900

Interest expense	(93,397)	(170,044)	(113,523)
Interest and other income	49,648	42,166	171,078
Total interest and other income (expense)	(43,749)	(127,878)	57,555

Income before provision for income taxes	2,373,420	1,208,535	815,455
Provision for income taxes	941,000	490,000	321,000

Net income	$1,432,420	$718,535	$494,455

Earnings per share
Basic	$0.14	$0.07	$0.05

Diluted	$0.14	$0.07	$0.05

Weighted average shares outstanding	10,214,741	10,208,250	10,087,279

Weighted average equivalent shares	10,214,741	10,210,246	10,116,694

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock			Accumulated Other Comprehensive
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Income	Retained Earnings	Total

Balance- October 31, 2004	11,031,575	$11,031	1,018,788	$(2,244,659)	$12,695,224	$4,554	$25,837,870	$36,304,020

Stock options exercised $.001 par value	65,450	66	—	—	24,950	—	—	25,016

Restricted shares issued $.001 par value	100,000	100	—	—	278,900	—	—	279,000

Components of comprehensive income:
Net income	—	—	—	—	—	—	494,455	494,455
Unrealized loss on hedge	—	—	—	—	—	(4,554)	—	(4,554)
Total comprehensive income	—	—	—	—	—	(4,554)	494,455	489,901

Balance- October 31, 2005	11,197,025	11,197	1,018,788	(2,244,659)	12,999,074	—	26,332,325	37,097,937

Stock options exercised $.001 par value	36,504	36	—	—	52,548	—	—	52,584
Tax benefit of stock options	—	—	—	—	12,966	—	—	12,966
Stock based compensation	—	—	—	—	3,088	—	—	3,088

Net Income	—	—	—	—	—	—	718,535	718,535

Balance- October 31, 2006	11,233,529	11,233	1,018,788	(2,244,659)	13,067,676	—	27,050,860	37,885,110

Stock based compensation	—	—	—	—	121,635	—	—	121,635

Net Income	—	—	—	—	—	—	1,432,420	1,432,420

Balance- October 31, 2007	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,189,311	$—	$28,483,280	$39,439,165

The accompanying notes are an integral part of this consolidated financial statement.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended October 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$1,432,420	$718,535	$494,455

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	551,715	507,672	710,435
Amortization	656,828	428,785	385,591
Stock based compensation	121,635	3,088
(Gain) loss on sale of assets	(5,000)	6,208	(5,819)
Ineffectiveness of cash flow hedge	—	—	(12,476)
Provision for returns and doubtful accounts receivable	—	—	15,263
Provision for excess and obsolete inventory	102,000	102,000	242,730
Increase in deferred tax liability	1,115,404	669,662	412,490
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in net investment in sales-type leases & other receivables	(168,199)	242,186	35,378
(Increase) in trade account receivables	(3,990,630)	(611,477)	(2,119,916)
Decrease (increase) in inventories	544,399	605,054	(1,048,055)
(Increase) decrease in deferred tax asset	(206,916)	17,879	153,383
(Increase) decrease in prepaid expenses and other assets	(205,895)	(137,926)	102,715
Decrease (increase) in prepaid taxes	2,885	54,269	(70,023)
Increase (decrease) in accounts payable	1,344,482	(522,041)	2,395,319
Increase (decrease) in unearned revenue	412,100	311,293	(128,178)
Increase in accrued taxes	—	38,216	38,216
Increase (decrease) in accrued liabilities	344,840	889,242	(133,091)
Total adjustments	619,648	2,604,110	973,962

Net cash provided by operating activities	2,052,068	3,322,645	1,468,417

Cash flows from investing activities:
Acquisitions, net of cash acquired			(56,015)
Additions to property, plant & equipment	(1,296,512)	(996,152)	(743,009)
Proceeds from sale of assets	5,000	17,632	6,161
Net cash used in investing activities	(1,291,512)	(978,520)	(792,863)

Cash flows from financing activities:
Net Proceeds from (payments on) revolving line of credit	(360,785)	(1,275,282)	544,445
Principal payments on debt	(171,420)	(1,123,548)	(1,209,381)
Exercise of stock options	—	52,584	25,016
Net cash used in financing activities	(532,205)	(2,346,246)	(639,920)

Net increase (decrease) in cash and cash equivalents	228,351	(2,121)	35,634

Cash and cash equivalents, beginning of period	174,567	176,688	141,054
Cash and cash equivalents, end of period	$402,918	$174,567	$176,688

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $199,544 in 2007, $302,613 in 2006, and $204,125 in 2005	$100,412	$164,377	$124,250
Cash paid during the period for income taxes	$29,659	$34,304	$41,511

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED OCTOBER 31, 2007

1.  BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading provider of communications technologies with nationwide sales and service. XETA serves a diverse group of business clients in sales, engineering, project management, installation, and service support.  The Company sells products produced by a variety of manufacturers including Avaya, Inc. (“Avaya”), Nortel Networks Corporation (“Nortel”), Mitel Corporation (“Mitel”), and Spectralink Corporation.  In addition, the Company manufactures and markets a line of proprietary call accounting systems to the hospitality industry.  XETA is an Oklahoma corporation.

Xetacom, Inc. is a wholly-owned dormant subsidiary of the Company.

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

Services revenues earned from maintenance contracts are recognized ratably over the term of the underlying contract on a straight-line basis.  Revenues earned from services provided on a T&M basis are recognized as those services are provided. The Company recognizes revenue from sales-type leases as discussed below under the caption “Lease Accounting.”

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

Accounts Receivable

Accounts receivable are recorded at amounts billed to customers less an allowance for doubtful accounts.  Management monitors the payment status of all customer balances and considers an account to be delinquent once it has aged sixty days past the due date.  The allowance for doubtful accounts is adjusted based on management’s assessment of collection trends, agings of customer balances, and any specific disputes.  The Company recorded no bad debt expense for the years ending October 31, 2007 and 2006.  The Company recorded bad debt expense of $15,263 for the year ended October 31, 2005..

Property, Plant and Equipment

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under certain system service agreements.  Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis.  When assets are retired or sold, the cost of the assets and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in other income.  Maintenance and repair costs are expensed as incurred.  Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $200,000, $303,000, and $204,000 in interest costs in fiscal years 2007, 2006 and 2005, respectively.

Software Development Costs

The Company applies the provisions of Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”).  Under SOP 98-1 external direct costs of software development, payroll and payroll-related costs for time spent on the project by employees directly associated with the development, and interest costs incurred during the development, as provided under the provisions of SFAS No. 34, “Capitalization of Interest Costs,” should be capitalized after the “preliminary project stage” has been completed.  Accordingly, the Company had capitalized $8.7 million and $8.2 million related to the software development as of October 31, 2007 and 2006, respectively.  The Company has segregated the cost of the developed software into four groups with estimated useful lives of three, five, seven and ten years.  Beginning in fiscal 2005, the Company began implementing the developed software in its business and the operating results include $619,000, $391,000, and $348,000 in amortization costs calculated based on the estimated useful lives of those functions of the software which are ready for their intended use for fiscal years 2007, 2006 and 2005, respectively.

Derivative Instruments and Hedging Activities

The Company applies the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” (“SFAS 133”) as amended.  SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities in the consolidated balance sheets at fair value.  At October 31, 2007 and 2006, the Company had no derivative instruments.

Stock-Based Compensation Plans

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements.  The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled.  The Company adopted on a prospective basis SFAS 123(R) beginning November 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  The Company recognizes the fair value of stock-based compensation awards as selling, general and administrative expense in the consolidated statements of operations on a straight-line basis over the vesting period.  We recognized compensation expense of $122,000 and 3,000 for twelve months ended October 31, 2007 and 2006, respectively..

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

The following is a tabulation of business segment information for 2007, 2006 and 2005:

	Services Revenues	Commercial System Sales	Lodging System Sales	Other Revenue	Total
2007
Sales	$37,296,596	$23,841,340	$8,004,331	$950,887	$70,093,154
Cost of sales	25,876,839	18,218,088	5,997,853	1,792,620	51,885,400
Gross profit	$11,419,757	$5,623,252	$2,006,478	$(841,733)	$18,207,754

2006
Sales	$29,894,230	$22,462,789	$6,786,215	$821,730	$59,964,964
Cost of sales	21,645,086	17,206,738	4,954,944	1,423,927	45,230,695
Gross profit	$8,249,144	$5,256,051	$1,831,271	$(602,197)	$14,734,269

2005
Sales	$28,241,316	$21,364,393	$6,578,302	$1,819,241	$58,003,252
Cost of sales	20,007,601	16,349,218	4,629,229	2,072,931	43,058,979
Gross profit	$8,233,715	$5,015,175	$1,949,073	$(253,690)	$14,944,273

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Our adoption of SFAS No. 154 did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax position, including issues related to the recognition and measurement of those tax positions. This interpretation is effective for fiscal years beginning after December 15, 2006, and therefore we adopted the statement on November 1, 2007.  We have concluded a preliminary review of the impact of FIN 48 and we do not expect it to have a material impact on our consolidated financial statements.

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

In February 2007, the FASB issued Statement of Financial Standards, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  This Statement permits companies to choose to measure many financial instruments and certain other items at fair value to improve their financial reporting and mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  Under SFAS 159, companies may elect to use the fair value option at specified election dates on an instrument by instrument basis.  The provisions of SFAS 159 are effective for fiscal years beginning on or before November 15, 2007, although early adoption is permitted.  The Company expects to adopt the standard on November 1, 2008 and is currently evaluating the potential impact of any election to use the fair value option.

Goodwill

The Company accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Under SFAS 142, goodwill recorded as a part of a business combination is not amortized, but instead is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Such impairment tests have been performed by management on August 1, 2007, November 1, 2006 and 2005 for the years ending October 31, 2007, 2006 and 2005, respectively.  The results of these assessments have indicated that no impairment has existed in the value of recorded goodwill.  Therefore, no impairment loss has been recognized.

The goodwill for tax purposes associated with the acquisition of U.S. Technologies, Inc. (which occurred November 30, 1999) exceeded the goodwill recorded on the financial statements by $1,462,000.  The Company is reducing the carrying value of goodwill each accounting period to record the tax benefit realized due to the excess of tax-deductible goodwill over the reported amount of goodwill, resulting from a difference in the valuation dates used for common stock given in the acquisition.  Accrued income taxes and deferred tax liabilities are being reduced as well.  The Company reduced the carrying value of goodwill by $55,576 for the impact of the basis difference for both the years ended October 31, 2007 and 2006.

The changes in the carrying value of goodwill for fiscal 2007 and 2006 are as follows:

	Commercial Systems Sales	Services	Other	Total
Balance, November 1, 2005	$18,087,303	$8,169,985	$218,957	$26,476,245
Amortization of book versus tax basis difference	(41,680)	(13,340)	(556)	(55,576)
Balance, October 31, 2006	18,045,623	8,156,645	218,401	26,420,669
Amortization of book versus tax basis difference	(41,680)	(13,340)	(556)	(55,576)
Balance, October 31, 2007	$18,003,943	$8,143,305	$217,845	$26,365,093

Other Intangible Assets

	As of October 31, 2007		As of October 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired customer list and other	$227,000	$122,958	$227,000	$85,125

Amortization expense of intangible assets was $37,833 for the years ended October 31, 2007, 2006 and 2005, respectively.  The estimated amortization expense of intangible assets is $37,833, $37,833, and $28,376 for fiscal years ended October 31, 2008, 2009 and 2010, respectively.

2.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following at October 31:

	2007	2006

Trade receivables	$16,411,981	$12,499,407
Less- reserve for doubtful accounts	175,844	253,900
Net trade receivables	$16,236,137	$12,245,507

Adjustments to the reserve for doubtful accounts consist of the following at October 31:

	2007	2005	2005

Balance, beginning of period	$253,900	$298,143	$318,607
Provision for doubtful accounts	—	—	15,263
Net write-offs	(78,056)	(44,243)	(35,727)
Balance, end of period	$175,844	$253,900	$298,143

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or weighted-average) or market and consist of the following components at October 31:

	2007	2006

Finished goods and spare parts	$5,068,227	$5,565,484
Less- reserve for excess and obsolete inventories	771,653	622,511
Total inventories, net	$4,296,574	$4,942,973

Adjustments to the reserve for excess and obsolete inventories consist of the following:

	2007	2006	2005

Balance, beginning of period	$622,511	$540,179	$871,809
Provision for excess and obsolete inventories	102,000	102,000	242,730
Adjustments to inventories	47,142	(19,668)	(574,360)
Balance, end of period	$771,653	$622,511	$540,179

Adjustments to inventories in 2007, 2006 and 2005 included write-offs of obsolete inventory and adjustments to certain inventory values to lower of cost or market.

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at October 31:

	Estimated Useful Lives	2007	2006

Building and building improvements	3-20	$2,686,753	$2,397,954
Data processing and computer field equipment	2-7	2,556,878	2,469,671
Software development costs, work-in-process	N/A	3,792,567	5,274,299
Software development costs of components placed into service	3-10	4,355,953	2,339,644
Hardware	3-5	599,751	599,751
Land	-	611,582	611,582
Office furniture	5-7	947,094	932,252
Auto	5	539,184	428,214
Other	3-7	239,533	252,780

Total property, plant and equipment		16,329,295	15,306,147
Less- accumulated depreciation and amortization		(5,718,475)	(4,821,129)

Total property, plant and equipment, net		$10,610,820	$10,485,018

Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $200,000, $303,000 and $204,000 in interest costs in fiscal years 2007, 2006 and 2005, respectively.

5.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31:

	2007	2006

Commissions	$1,170,749	$841,654
Interest	21,898	28,914
Payroll	91,039	598,077
Bonuses	469,648	280,042
Vacation	795,012	693,281
Other	1,016,685	551,863
Total current	3,565,031	2,993,831
Accrued long-term liability	211,300	436,850
Total accrued liabilities	$3,776,331	$3,430,681

6.  UNEARNED SERVICES REVENUE:

Unearned services revenue consists of the following at October 31:

	2007	2006

Service contracts	$1,491,359	$951,683
Warranty service	279,579	223,442
Customer deposits	399,555	572,397
Other	41,754	55,143
Total current unearned revenue	2,212,247	1,802,665
Noncurrent unearned services revenue	81,650	79,132
Total unearned revenue	$2,293,897	$1,881,797

7.  INCOME TAXES:

The income tax provision for the years ended October 31, 2007, 2006, and 2005, consists of the following:

	2007	2006	2005

Current provision (benefit) – federal	$31,941	$(182,005)	$(223,285)
Current provision (benefit) – state	17,886	(19,203)	(30,904)
Deferred provision	891,173	691,208	575,189
Total provision	$941,000	$490,000	$321,000

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	Year Ended October 31,
	2007	2006	2005

Statutory rate	34%	34%	34%
State income taxes, net of federal benefit	6%	7%	5%
Effective rate	40%	41%	39%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31 are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$1,285,170	$1,156,913
Currently nondeductible reserves	320,983	256,764
Accrued liabilities	428,972	392,449
Prepaid service contracts	141,687	30,770
Stock based compensation expense	47,681	—
Other	35,276	40,436
Total deferred tax asset	2,259,769	1,877,332

Deferred tax liabilities:
Intangible assets	4,379,071	3,686,779
Depreciation	1,576,618	1,032,788
Tax income to be recognized on sales-type lease contracts	19,738	20,511
Total deferred tax liability	5,975,427	4,740,078
Net deferred tax liability	$(3,715,658)	$(2,862,746)

	2007	2006
Net deferred liability as presented on the balance sheet:
Current deferred tax asset	$916,259	$709,343
Noncurrent deferred tax liability	(4,631,917)	(3,572,089)
Net deferred tax liability	$(3,715,658)	$(2,862,746)

8.  CREDIT AGREEMENTS:

The Company’s credit facility consists of a revolving credit and term loan agreement with a commercial bank including a mortgage agreement maturing on September 30, 2009 and amortizing based on a 13 year life and a $7.5 million revolving credit agreement to finance growth in working capital.  The revolving line of credit is collateralized by trade accounts receivable and inventories.  At October 31, 2007 and 2006, the Company had approximately $2.759 million and $3.119 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $4.7 million available under the revolving line of credit at October 31, 2007.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 23, 2008.  Long-term debt consisted of the following at October 31:

	2007	2006

Real estate term note, payable in monthly installments of $14,257 plus interest, plus a fixed payment of $1,198,061 due September 30, 2009, collateralized by a first mortgage on the Company’s building	$1,525,653	$1,697,073

Less-current maturities	171,123	171,123

Total long-term debt, less current maturities	$1,354,530	$1,525,950

Maturities of long-term debt for each of the years ended October 31, are as follows:

2008	171,123
2009	1,354,530

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (“LIBOR”) (4.71% at October 31, 2007) plus 1.25% to 2. 5% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (7.5% at October 31, 2007) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At October 31, 2007, the Company was paying 6.375% on the revolving line of credit borrowings and 6.621% on the mortgage note.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to annual earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.  At October 31, 2007, the Company was either in compliance with the covenants of the credit facility or had received the appropriate waivers from its bank.

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

In fiscal 2000 the Company’s shareholders approved a stock option plan (“2000 Plan”) for officers, directors and key employees.  The 2000 Plan replaced the previous 1988 Plan, which had expired.  Under the 2000 Plan, the Board of Directors, or a committee thereof, determine the option price, not to be less than fair market value at the date of grant, number of options granted, and the vesting period.  Although there are exceptions, generally options that have been granted under the 2000 Plan expire ten years from the date of grant, have three-year cliff-vesting, and are incentive stock options as defined under the applicable Internal Revenue Service tax rules. Options granted under the previous 1988 Plan generally vested 33 1/3% per year after a one-year waiting period.  The following table summarizes information concerning options outstanding under the 2004, 2000 and 1988 Plans including the related transactions for the fiscal years ended October 31, 2005, 2006, and 2007:

	Number	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Balance, October 31, 2004	558,172	$7.69
Forfeited	(19,900)	$9.03
Balance, October 31, 2005	538,272	$7.64
Granted	160,000	$2.95	$2.95
Exercised	(36,504)	$1.64
Forfeited	(16,200)	$6.60
Balance, October 31, 2006	645,568	$6.84
Granted	100,000	$3.24	$2.20
Exercised	—	—
Forfeited	(86,800)	$5.28
Balance, October 31, 2007	658,768	$6.50

Exercisable at October 31, 2007	398,768	$8.74
Exercisable at October 31, 2006	485,568	$8.12
Exercisable at October 31, 2005	538,272	$7.64

The Company has also granted options outside the 1988 Plan, 2000 Plan, and 2004 Plan to certain officers and directors.  These options generally expire ten years from the date of grant and are exercisable over the period stated in each option.  The following table summarizes information concerning options outstanding under various Officer and Director Plans including the related transactions for the fiscal years ended October 31, 2005, 2006, and 2007:

	Number	Weighted Average Exercise Price

Balance, October 31, 2005 and 2006	620,000	$6.44
Forfeited	(40,000)	15.53
Balance, October 31, 2007	580,000	$5.81

Exercisable at October 31, 2007	580,000	$5.81
Exercisable at October 31, 2006	620,000	$6.44
Exercisable at October 31, 2005	620,000	$6.44

The following is a summary of stock options outstanding as of October 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at October 31, 2007	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at October 31, 2007	Weighted Average Exercise Price
$2.95	160,000	$2.95	3.97	—	$2.95
$3.12-3.25	100,000	$3.24	6.46	—	3.24
$3.63-5.79	249,568	$3.82	3.04	249,568	$3.82
$ 5.81	580,000	$5.81	1.63	580,000	$5.81
$5.85-12.00	21,850	$10.26	2.98	21,850	$10.26
$ 18.13	127,350	$18.13	2.47	127,350	$18.13

10.  EARNINGS PER SHARE:

All basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period.  A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	For the Year Ended October 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$1,432,420	10,214,741	$0.14
Dilutive effect of stock options		—

Diluted EPS
Net income	$1,432,420	10,214,741	$0.14

	For the Year Ended October 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$718,535	10,208,250	$0.07
Dilutive effect of stock options		1,996

Diluted EPS
Net income	$718,535	10,210,246	$0.07

	For the Year Ended October 31, 2005
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$494,455	10,087,279	$0.05
Dilutive effect of stock options		29,415

Diluted EPS
Net income	$494,455	10,116,694	$0.05

For the years ended October 31, 2007, 2006, and 2005, respectively, stock options for 1,111,441 shares at an average exercise price of $7.16, 1,121,668 shares at an average exercise price of $7.17, and 843,017 shares at an average exercise price of $8.40, were excluded from the calculation of earnings per share because they were antidilutive.

11.   FINANCING RECEIVABLES:

A small portion of the Company’s systems sales are made under sales-type lease agreements with the end-users of the equipment.  These receivables are secured by the cash flows under the leases and the equipment installed at the customers’ premises.  Minimum future annual payments to be received under various leases are as follows for years ended October 31:

Sales-Type Lease Payments Receivable

2008	$169,280
2009	108,047
2010	33,033
310,360
Less- imputed interest	37,603
Present value of minimum payments	$272,757

12.  MAJOR CUSTOMERS, SUPPLIERS AND CONCENTRATIONS OF CREDIT RISK:

Marriott International, Host Marriott, and other affiliated companies (“Marriott”) represent a single customer relationship for our Company and are a major customer.  Revenues earned from Marriott represented 8%, 10%, and 13% of our total revenues in fiscal 2007, 2006 and 2005, respectively.

The Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions, which in turn may impact the Company’s overall credit risk.  However, the Company sells to a wide variety of customers and, except for its hospitality customers, does not focus its sales and marketing efforts on any particular industry.  Management considers the Company’s credit risk to be satisfactorily diversified and believes that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 2007.

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

13.  EMPLOYMENT AGREEMENTS:

The Company has two incentive compensation plans: one for sales professionals and sales management and one for all other employees.  The bonus plan for sales personnel is based on either gross profit generated or a percentage of their “contribution”, defined as the gross profit generated less their direct and allocated sales expenses.  The Company paid $422,930, $256,626 and $309,424 during 2007, 2006 and 2005, respectively, under the sales professionals’ bonus plan.  The Employee Bonus Plan (“EBP”) provides an annual incentive compensation opportunity for senior executives and other employees designated by senior management and the Board of Directors as key employees.  The purpose of the EBP is to provide an incentive for senior executives and to reward key employees for leadership and excellent performance.  In fiscal 2007, 2006 and 2005, the Company accrued bonuses of approximately $350,000, $197,000 and $150,000, respectively.

14.  CONTINGENCIES:

Lease Commitments

Future minimum commitments under non-cancelable operating leases for office space and equipment are approximately $262,000, $131,000, $86,000 and $11,000 in fiscal years 2008 through 2011, respectively.

15.  RETIREMENT PLAN:

The Company has a 401(k) retirement plan (“Plan”).  In addition to employee contributions, the Company makes discretionary matching and profit sharing contributions to the Plan based on percentages set by the Board of Directors.  Contributions made by the Company to the Plan were approximately $621,000, $564,000 and $547,000 for the years ended October 31, 2007, 2006, and 2005, respectively.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following quarterly financial data has been prepared from the financial records of the Company without an audit, and reflects all adjustments, which in the opinion of management were of a normal, recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented.

	For the Fiscal Year Ended October 31, 2007
	Quarter Ended
	January 31, 2007	April 30, 2007	July 31, 2007	October 31, 2007
	(in thousands, except per share data)

Net sales	$16,051	$16,689	$18,248	$19,105
Gross profit	3,952	4,199	4,529	5,528
Operating income	283	339	641	1,154
Net income	170	208	377	677
Basic EPS	$0.02	$0.02	$0.04	$0.06
Diluted EPS	$0.02	$0.02	$0.04	$0.06

	For the Fiscal Year Ended October 31, 2006
	Quarter Ended
	January 31, 2006	April 30, 2006	July 31, 2006	October 31, 2006
	(in thousands, except per share data)

Net sales	$12,683	$14,894	$15,660	$16,728
Gross profit	2,776	3,536	4,160	4,262
Operating income	(152)	118	482	888
Net income	(141)	57	286	516
Basic EPS	$(0.01)	$0.01	$0.02	$0.05
Diluted EPS	$(0.01)	$0.01	$0.02	$0.05