Form 10-Q
period 2008-01-31
XETA TECHNOLOGIES INC
filed 2008-03-10
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16231

XETA Technologies, Inc.

 (Exact name of registrant as specified in its charter)

Oklahoma

73-1130045
(State or other jurisdiction of	(I.R.S. Employee
incorporation or organization)	Identification No.)

1814 W. Tacoma Street, Broken Arrow, OK

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐   No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 31, 2008
Common Stock, $.001 par value	10,231,214

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2008	October 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$151,321	$402,918
Current portion of net investment in sales-type leases and other receivables	891,311	490,033
Trade accounts receivable, net	17,173,985	16,236,137
Inventories, net	5,232,275	4,296,574
Deferred tax asset, net	767,794	916,259
Prepaid taxes	31,288	19,737
Prepaid expenses and other assets	895,144	517,757
Total current assets	25,143,118	22,879,415

Noncurrent assets:
Goodwill	26,351,199	26,365,093
Intangible assets, net	265,435	104,042
Net investment in sales-type leases, less current portion above	136,519	136,493
Property, plant & equipment, net	10,601,999	10,610,820
Total noncurrent assets	37,355,152	37,216,448

Total assets	$62,498,270	$60,095,863

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$171,123	$171,123
Revolving line of credit	4,818,748	2,758,660
Accounts payable	5,718,712	5,670,240
Current unearned revenue	2,692,798	2,212,247
Accrued liabilities	2,833,502	3,565,031
Total current liabilities	16,234,883	14,377,301

Noncurrent liabilities:
Long-term debt, less current portion above	1,311,759	1,354,530
Accrued long-term liability	177,700	211,300
Noncurrent unearned service revenue	80,245	81,650
Noncurrent deferred tax liability, net	4,716,526	4,631,917
Total noncurrent liabilities	6,286,230	6,279,397

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,273,098 and 11,233,529 issued at January 31, 2008 and October 31, 2007, respectively	11,272	11,233
Paid-in capital	13,300,844	13,189,311
Retained earnings	28,872,509	28,483,280
Less treasury stock, at cost (1,001,883 shares at January 31, 2008 and 1,018,788 October 31, 2007)	(2,207,468)	(2,244,659)
Total shareholders’ equity	39,977,157	39,439,165
Total liabilities and shareholders’ equity	$62,498,270	$60,095,863

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended January 31,
	2008	2007

Systems sales	$7,714,159	$7,026,848
Services	9,724,942	8,776,763
Other revenues	510,634	247,068
Net sales and service revenues	17,949,735	16,050,679

Cost of systems sales	5,786,822	5,307,829
Services costs	7,130,924	6,348,097
Cost of other revenues & corporate COGS	441,379	443,140
Total cost of sales and service	13,359,125	12,099,066

Gross profit	4,590,610	3,951,613

Operating expenses
Selling, general and administrative	3,662,262	3,528,410
Amortization	202,898	140,277
Total operating expenses	3,865,160	3,668,687

Income from operations	725,450	282,926

Interest expense	(102,985)	(10,387)
Interest and other income	17,764	17,571
Total interest and other income (expense)	(85,221)	7,184

Income before provision for income taxes	640,229	290,110
Provision for income taxes	251,000	120,000

Net income	$389,229	$170,110

Earnings per share
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

Weighted average shares outstanding	10,224,971	10,214,741

Weighted average equivalent shares	10,249,693	10,214,741

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock
	Shares	Par	Treasury Stock		Paid-in	Retained
	Issued	Value	Shares	Amount	Capital	Earnings	Total

Balance- October 31, 2007	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,189,311	$28,483,280	$39,439,165

Stock options exercised $.001 par value	22,664	22	—	—	90,193	—	90,215
Issuance of restricted common stock	16,905	17	(16,905)	37,191	(37,208)		—
Tax benefit of stock options	—	—	—	—	4,032	—	4,032
Stock based compensation	—	—	—	—	54,516	—	54,516

Net Income	—	—	—	—	—	389,229	389,229

Balance- January 31, 2008	11,273,098	$11,272	1,001,883	$(2,207,468)	$13,300,844	$28,872,509	$39,977,157

The accompanying notes are an integral part of this consolidated financial statement.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended January 31,
	2008	2007
Cash flows from operating activities:
Net income	$389,229	$170,110

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	166,810	123,102
Amortization	202,899	140,277
Stock based compensation	54,516	23,935
Loss (gain) on sale of assets	425	(5,000)
Provision for excess and obsolete inventory	25,500	25,500
Increase in deferred tax liability	102,535	146,243
Change in assets and liabilities, net of acquisitions:
(Increase) decrease in net investment in sales-type leases & other receivables	(401,304)	168,834
(Increase) decrease in trade account receivables	(903,872)	2,269,541
(Increase) decrease in inventories	(931,924)	141,631
Decrease (increase) in deferred tax asset	148,465	(26,242)
(Increase) in prepaid expenses and other assets	(377,387)	(301,886)
(Increase) in prepaid taxes	(11,551)	(9,355)
Increase (decrease) in accounts payable	48,472	(480,320)
Increase in unearned revenue	404,992	469,847
(Decrease) increase in accrued liabilities and lease payable	(949,438)	65,707
Total adjustments	(2,420,862)	2,751,814

Net cash (used in) provided by operating activities	(2,031,633)	2,921,924

Cash flows from investing activities:
Additions to property, plant & equipment	(327,496)	(279,343)
Proceeds from sale of assets		5,000
Net cash used in investing activities	(327,496)	(274,343)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	11,114,434	5,461,702
Principal payments on debt	(42,771)	(42,773)
Payments on revolving line of credit	(9,054,346)	(7,836,062)
Exercise of stock options	90,215
Net cash provided by (used in) financing activities	2,107,532	(2,417,133)

Net (decrease) increase in cash and cash equivalents	(251,597)	230,448

Cash and cash equivalents, beginning of period	402,918	174,567
Cash and cash equivalents, end of period	$151,321	$405,015

Supplemental disclosure of cash flow information:

Cash paid during the period for interest, net of amount capitalized of $0 in 2008 and $64,652 in 2007	$97,220	$29,226
Cash paid during the period for income taxes	$11,519	$9,355

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2008

(Unaudited)

1.  BASIS OF PRESENTATION:

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading provider of communications solutions with nationwide sales and service. XETA serves a diverse group of business clients in sales, engineering, project management, installation, and service support.  The Company sells products produced by a variety of manufacturers including Avaya, Inc. (“Avaya”), Nortel Networks Corporation (“Nortel”), and Mitel Corporation (“Mitel”).  In addition, the Company manufactures and markets a line of proprietary call accounting systems to the hospitality industry.  XETA is an Oklahoma corporation.

The Company prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading.  It is suggested that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto made a part of the Company’s Annual Report on Form 10-K, Commission File No. 0-16231, which was filed with the Commission on January 7, 2008.  Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented.  All adjustments made were of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Segment Information

The Company has three reportable segments:  services, commercial system sales, and lodging system sales.  Services revenues represent revenues earned from installing and maintaining systems for customers in both the commercial and lodging segments.  The Company defines commercial system sales as sales to the non-lodging industry.

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and described in the Summary of Significant Accounting Policies in the Company’s Form 10-K described above.  Company management evaluates a segment’s performance based on gross margins.  Assets are not allocated to the segments.  Sales to customers located outside of the U.S. are immaterial.

The following is a tabulation of business segment information for the three months ended January 31, 2008 and 2007.

	Services Revenues	Commercial Systems Sales	Lodging Systems Sales	Other Revenue	Total
2008
Sales	$9,724,942	$6,029,935	$1,684,224	$510,634	$17,949,735
Cost of sales	(7,130,924)	(4,601,659)	(1,185,163)	(441,379)	(13,359,125)
Gross profit	$2,594,018	$1,428,276	$499,061	$69,255	$4,590,610

2007
Sales	$8,776,763	$5,252,398	$1,774,450	$247,068	$16,050,679
Cost of sales	(6,348,097)	(3,984,231)	(1,323,598)	(443,140)	(12,099,066)
Gross profit	$2,428,666	$1,268,167	$450,852	$(196,072)	$3,951,613

Stock-Based Compensation Plans

The Company accounts for stock based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements.  The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled.  The Company adopted on a prospective basis SFAS 123(R) beginning November 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  The Company recognizes the fair value of stock-based compensation awards as selling, general and administrative expense as appropriate in the consolidated statements of operations on a straight-line basis over the vesting period.  Compensation expense was recognized in the statement of operations as follows:

	2008	2007
Three months ended January 31,	$54,516	$23,935

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

New Accounting Pronouncements

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions.  The Company adopted this interpretation on November 1, 2007 and there was no impact to the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of SFAS No. 141(R) will change the accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of January 31, 2008, the Company did not have any minority interests, therefore the adoption of SFAS No. 160 is not expected to have an impact on our consolidated financial statements.

2.  ACCOUNTS RECEIVABLE:

	January 31, 2008	(Audited) October 31, 2007

Trade receivables	$17,327,095	$16,411,981
Less reserve for doubtful accounts	(153,110)	(175,844)
Net trade receivables	$17,173,985	$16,236,137

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following:

	January 31, 2008	(Audited) October 31, 2007

Finished goods and spare parts	$6,023,867	$5,068,227
Less- reserve for excess and obsolete inventories	(791,592)	(771,653)
Total inventories, net	$5,232,275	$4,296,574

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consists of the following:

	Estimated Useful Lives	January 31, 2008	(Audited) October 31, 2007

Building and building improvements	3-20	$2,729,604	$2,686,753
Data processing and computer field equipment	2-7	2,643,296	2,556,878
Software development costs, work-in-process	N/A	3,869,749	3,792,567
Software development costs of components placed Into service	3-10	4,442,988	4,355,953
Hardware	3-5	599,751	599,751
Land	—	611,582	611,582
Office furniture	5-7	954,944	947,094
Auto	5	528,793	539,184
Other	3-7	253,193	239,533

Total property, plant and equipment		16,633,900	16,329,295
Less- accumulated depreciation		(6,031,901)	(5,718,475)

Total property, plant and equipment, net		$10,601,999	$10,610,820

Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $0 and $64,652 in interest costs in the three months ended January 31, 2008 and 2007, respectively.

5.  INCOME TAXES:

The Company has recorded a tax provision of $251,000 or 39% and $120,000 or 41% for the three months ended January 31, 2008 and 2007, respectively, reflecting the statutory federal tax rate of 34% plus a blended state income tax rate of approximately 5% and the impact of minimum income tax payments in certain states.  The Company currently estimates its annual effective income tax rate to be approximately 40% for fiscal 2008, compared to a 40% effective income tax rate in fiscal 2007.

6.  CREDIT AGREEMENTS:

The Company’s credit facility consists of a revolving credit and term loan agreement with a commercial bank including a mortgage agreement maturing on September 30, 2009 and amortizing based on a 13 year life and a $7.5 million revolving credit agreement to finance growth in working capital.  Trade accounts receivable and inventories collateralize the revolving line of credit At January 31, 2008 and October 31, 2007, the Company had approximately $4.819 million and $2.759 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $2.7 million available under the revolving line of credit at January 31, 2008.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 23, 2008.  Long-term debt consisted of the following:

	January 31, 2008	(Audited) October 31, 2007

Real estate term note, payable in monthly installments of $14,257 plus interest, plus a fixed payment of $1,198,061 due September 30, 2009, collateralized by a first mortgage on the Company’s building	$1,482,882	$1,525,653

Less-current maturities	171,123	171,123

Total long-term debt, less current maturities	$1,311,759	$1,354,530

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (3.14% at January 31, 2008) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (6.0% at January 31, 2008) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At January 31, 2008, the Company was paying 4.875% on the revolving line of credit borrowings and 6.1% on the mortgage note.  The credit facility contains several financial covenants common in such agreements, including tangible net worth requirements, limitations on the amount of funded debt to earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.  The Company was in compliance with these covenants at January 31, 2008.

7.  EARNINGS PER SHARE:

Dividing net income by the weighted average number of shares of common stock outstanding during the reporting periods computes basic earnings per common share.  Dividing net income by the weighted average number of shares of common stock and dilutive potential common stock outstanding during the reporting periods computes diluted earnings per common share.  A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	For the Three Months Ended January 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$389,229	10,224,971	$0.04
Dilutive effect of stock options		24,722

Diluted EPS
Net income	$389,229	10,249,693	$0.04

	For the Three Months Ended January 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$170,110	10,214,741	$0.02
Dilutive effect of stock options		—

Diluted EPS
Net income	$170,110	10,214,741	$0.02

Options to purchase 774,900 shares of common stock at an average exercise price of $8.43 and 1,104,068  shares of common stock at an average exercise price of $7.18 were not included in the computation of diluted earnings per share for the three months ended January 31, 2008 and 2007, respectively, because inclusion of these options would be antidilutive.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

In the following discussion, we make forward-looking statements about future events, performance and results.  Such statements are not guarantees of performance, but rather reflect our current expectations, estimates, and forecasts about the industry and markets where we operate, based on information available to us.   Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “may”, “plans,” “believes,” “intends,” “projects,” “estimates,” “targets,” “may,” “should” and similar words or expressions.  These statements are subject to risks and uncertainties that are difficult to predict or are beyond our control, such as customer demand for advanced communications products; capital spending trends within our market; delays in installation schedules for the Miami-Dade County Public School District orders; our ability to successfully develop the Mitel product and services offering; the financial condition of our suppliers and changes in their distribution strategies and support; technological changes; fluctuating margins and product mix; failure to expand our wholesale service relationships; the ability to attract and retain highly skilled personnel and technical competencies; and intense competition.  These and other risks and uncertainties are discussed under the heading “Risk Factors” under Part I of the Company’s Form 10-K for the fiscal year ended October 31, 2007 (filed with the Commission on January 7, 2008), and in updates to such risk factors set forth in Item 1A of Part II of this quarterly report.  Because of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements.  Consequently, we caution investors to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

Overview

Strategy.

In fiscal 2008, we will continue to focus on three primary strategies:  acquire, penetrate, and retain targeted customers; expand our wholesale service offerings; and improve alignment with our major business partners.

Our sales efforts target large, multi-location, national, or super-regional customers.  Our national technical footprint and 24/7/365 call center are complimentary to the needs of these customers.  Additionally, these larger enterprises often have a mixture of manufacturer platforms within their communications equipment portfolio and our ability to sell and service both the Avaya and Nortel product lines is an important competitive advantage.  Additionally, because of our extensive array of products and services, we enjoy multiple sales opportunities with these customers.  These include new product sales, implementation of advanced applications, and a variety of potential service relationships.  Once we establish a relationship with a customer, we search for opportunities to penetrate deeper into the account.  We do this by assessing the customer’s needs, proposing appropriate technologies, establishing or expanding the service relationship, and proposing equipment and service solutions to other divisions or subsidiaries.

We launched our wholesale service offering in fiscal 2006 and its success was a key factor in our fiscal 2007 revenue growth and a significant contributor to our recurring revenues.  Under this service offering, we partner with manufacturers, network service providers and systems integrators to provide services to their end-user customers.  In many instances, we provide field resources to carry out service responsibilities.  However, under a full outsourcing arrangement we may provide a broader range of services, including call center support, remote technical support, on-site labor and spare parts to a particular end-user.  Our entry into the wholesale services market has been successful because we provide excellent service to end-user customers and demonstrate a willingness to create and execute flexible service programs and billing arrangements.  The continued success of this strategic initiative is a vital ingredient to our long-term goal of shifting our revenue mix toward more recurring services revenues.

Finally, we strive to align our company’s sales, marketing, and services programs with those of our manufacturing partners.  Avaya and Nortel approach the communications technology market differently and therefore we have assigned separate executive sales management to each manufacturer’s products and services.  Our Avaya sales and marketing efforts focus on partnering with the Avaya national sales force to sell equipment to large and medium sized enterprises and to sell Avaya implementation and post-warranty maintenance contracts.  Our Nortel initiatives focus on creating relationships with Nortel’s regional sales management to sell equipment and applications.  In addition, we work to deepen our relationships with key Nortel services decision makers to create wholesale service offerings for large Nortel end-users.  Since starting this initiative in late fiscal 2006, we have significantly improved our relationships and penetration with both Nortel and Avaya, the result is a demonstrable increase in equipment and services revenues.

Effective November 1, 2007, we completed the acquisition of the commercial division of HCI Technologies, Inc. (“HCI”)  Under the terms of the acquisition, we assumed the service responsibilities and the associated revenue stream with all of HCI’s non-Federal government customers.  No cash was paid at closing; however, in exchange for the assets and customer relationships purchased, we agreed to pay HCI a portion of the gross profits earned from the service relationships in place at closing.  These payments continue on a quarterly basis for three years.  Before the acquisition, the Company occasionally engaged HCI as a third-party contractor to provide technical services to our customers.  At the close, HCI owed XETA $43,000 in accounts receivable plus accrued interest of $6,800.  The terms of the acquisition agreementallow us to deduct these amounts from any earn-out payments.  We have recorded the assets acquired, including an intangible asset related to the value of the customer relationships, at their fair values on the date of acquisition.  We have also recorded an initial estimate of the earn-out liability.  The assets acquired in this transaction were not material to our financial statements.

Operating Summary.

In the first quarter of fiscal 2008, we earned net income of $389,000 on revenues of $17.9 million compared to net income of $170,000 on revenues of $16.1 million in the first quarter of last year.  These results reflect our successful execution of the strategies discussed above and other contributing factors that we discuss in more detail under “Results of Operations” below.

Financial Position Summary.

Our financial condition was relatively unchanged during the first quarter of fiscal 2008.  Our working capital increased approximately 5%; however temporary growth in our receivables and inventory balances resulted in increased borrowings on our working capital revolver in the first quarter of fiscal 2008.  We discuss these and other financial items in more detail under “Financial Condition” below.

The following discussion presents additional information regarding our financial condition and results of operations for the three month period ended January 31, 2008 and 2007 and should be read in conjunction with our comments above as well as the “Risk Factors” section below.

Financial Condition

Cash used by operations for the three months ended January 31, 2008 was $2.0 million.  Increases in accounts receivable and inventories were partially offset by net income and non-cash charges resulting in the cash deficit in the first quarter.  During the quarter, our accounts receivable balances grew by approximately $904,000 reflecting temporary declines in the pace of completion and billing of complex equipment projects.  These delays reflect the surge in systems shipped toward the end of fiscal 2007 coupled with the complexity of many of those systems, which delayed final customer acceptance, and billing of the systems.  Another contributing factor to the increase in accounts receivable was the initiation of our large project with the Miami-Dade County Public Schools (“M-DCPS”).  We expect this project to produce over $10 million in revenues during fiscal 2008.  In the first quarter, we began installing the systems shipped at the end of fiscal 2007.  Shipments and installations continued to accelerate throughout the quarter to meet the customer’s expectations.  The billing and collecting of these projects is a complicated process requiring funding from both M-DCPS and the Federal government.  While we do not expect any prolonged difficulties regarding the collection of M-DCPS receivables, navigating through the complexities of the initial billing and collections cycle negatively affected our first quarter cash flows.

In addition to the cash used by operations, we invested approximately $327,000 in capital projects, including $163,000 in equipment and fixtures, as part of our normal replacement and refurbishment cycles.  Additionally, we invested $164,000 in the continued implementation of Oracle’s eBusiness Suite..  Early in the second fiscal quarter of fiscal 2008, we completed the cutover of the last portion of our functional operations to the platform.  During the remainder of the year, we expect to implement additional features including, sales management, customer relationship management, and an online service ticket initiation and tracking system.

At January 31, 2008 our total borrowings were $6.3 million, consisting of a mortgage on our headquarters building of $1.5 million and $4.8 million due on our revolving line of credit.  At January 31, 2008 there was $2.7 million available under the revolver to meet working capital needs.  We believe that the current amount of working capital available under our revolving line of credit will be sufficient to meet our needs for the remainder of fiscal 2008.  In addition, we believe that we could arrange supplemental short-term financing under acceptable terms and prices should the need arise.

There have been no stock repurchases to date under the repurchase program announced in October 2006.  Under the program, our board of directors authorized the Company to utilize up to $960,000 per year to repurchase our common stock in open market, block purchases or in privately negotiated transactions and at prices we deem appropriate.

The table below presents our contractual obligations at January 31, 2008 as well as payment obligations over the next five years:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	2 — 3 Years	4 — 5 Years
Long-term debt	$1,619,905	$256,815	$1,363,090	$—
Operating leases	601,715	316,849	281,809	3,057
Total	$2,221,620	$573,664	$1,644,899	$3,057

Results of Operations

In the first quarter of fiscal 2008, our revenues increased $1.9 million or 12% compared to the first quarter last year and our net income increased $219,000 or 129%.  These positive results reflect improvements in all of our major revenue categories, partially offset by lower gross profit margins on services revenues and higher operating costs.  The narrative below provides further explanation of these results.

Services Revenues.

Services revenues consist of the following:

	For the Three Months Ended January 31,
	2008	2007
Contract & T&M	$7,208,000	$6,005,000
Implementation	2,042,000	2,132,000
Cabling	475,000	640,000
Total Services revenues	$9,725,000	$8,777,000

Services revenues increased 11% in first quarter of fiscal 2008 compared to last year and included a 20% increase in contract and time and materials (“T&M”) revenues which was partially offset by decreases in implementation and cabling revenues of 4% and 26%, respectively.  The increase in contract and T&M revenues was generated primarily from new customer relationships secured in the acquisition of HCI which was effective on November 1, 2007.  In accordance with the terms of the acquisition, we assumed the service responsibilities for HCI’s commercial maintenance contracts as well as stepping in HCI’s position on many customer relationships that produce recurring T&M revenues.  We did not secure any major organic additions to our base of new contract maintenance or contracted T&M customers during the first quarter.  However, as discussed above under “Strategy”, the pursuit of contract and T&M revenues, particularly under our wholesale service program is a key strategic initiative in fiscal 2008 and we expect it to be the primary driver of services revenue growth during the 2008 fiscal year.

Implementation revenues were slightly less in the first quarter of fiscal 2008 as compared to last year, primarily because of a single, large installation project that occurred in the first quarter of fiscal 2007.  In addition, our first quarter implementation revenues were slightly lower than our expectations due to customer-created delays early in the quarter related to the installation of the first set of M-DCPS orders.

Cabling revenues were down approximately 26% compared to the first quarter of fiscal 2007 due to construction delays at customer locations.  Frequently, our significant cabling projects occur in conjunction with new construction or major renovations.  As is common in the construction industry, delays by other contractors and weather often impact our portion of the project.

Systems Sales

System sales increased approximately 10% in the first quarter of fiscal 2008 compared to last year.  This increase reflects a 15% increase in sales of systems to commercial customers.  We achieved this increase despite higher than expected seasonal weakness in the quarter and significantly lower sales of systems and equipment to the Federal government.  The lower Federal government sales reflects the loss of a contract to supply small phone systems to the U.S. Senate as well as continued budget approval delays by Congress.  Our sales of systems to  lodging customers declined approximately 5% in the first quarter of fiscal 2008 compared to last year reflecting shipments deferred to the second quarter.  Our Lodging equipment order rates and backlogs are higher in fiscal 2008 to date compared to fiscal 2007, giving us confidence that this segment of our business remains at or above our expectations for the year.  Overall, our system sales continue to be an unpredictable segment of our business as the timing of the receipt of orders, product delivery, and customer installation schedules may fluctuate dramatically.  Systems orders’ backlogs typically range from thirty to forty-five days providing limited visibility of future results for this line of business.

Gross Margins.

The table below presents the gross margins earned on our primary revenue streams:

	For the Three Months Ended January 31,
Gross Margins	2008	2007
Services revenues	26.7%	27.7%
Systems sales	25.0%	24.5%
Other revenues	89.0%	62.1%
Corporate cost of goods sold	-2.2%	-2.2%
Total	25.6%	24.6%

The decline in gross margins earned on our Services business in the first quarter reflects a higher cost structure and lower implementation and cabling revenues.  We experienced higher Services costs in the first quarter of fiscal 2008 due to higher personnel related expenses, increased training costs, and the opening of a Services branch office in Miami, FL to support our M-DCPS implementation and Services project.  This higher cost structure, coupled with lower implementation and cabling revenues resulted in the erosion of services margins.  Our two to four year target for services gross margins is 30% to 35%. Achieving this target is a key ingredient to establishing long-term profitability for the Company.

Gross margins on systems sales in the first quarter were up slightly over last year and within our 23% to 25% expectations for systems revenues. The gross margins on systems sold to commercial customers were down slightly compared to the first quarter of last year due entirely to lower gross margins on sales of systems and equipment to the Federal government.  Gross margins on sales of systems to lodging customers were up in the first quarter compared to last year due to a favorable mix of larger, more profitable systems sold during the quarter.  We continue to receive strong pricing support from our vendors in the form of project-specific discounts and incentive rebates.  These incentives are material to our gross margins and we work diligently to maximize this support; however, no assurance can be given that future support will continue at historical levels.

A final component to our gross margins is the margins earned on other revenues and our corporate cost of goods sold.  We earn the majority of our other revenues from the sale of Avaya maintenance contracts on which we earn either a commission or gross profit.  We have no continuing service obligation associated with these revenues and gross profits.  In the first quarter we enjoyed significantly increased commission revenues from sales of Avaya maintenance contracts and these revenues were material to our overall operating income.  This is an unpredictable revenue stream that depends on the expiration dates of existing contracts, installation dates of new systems, the customer type as defined by Avaya, and the number of years that customers contract for services.  Consequently, it is unlikely that we can sustain the results enjoyed in the first quarter throughout the fiscal year.  Other revenues may also include sales and cost of goods sold on equipment or services outside our normal provisioning processes. These revenues vary significantly in both sales volume and gross margins earned.  Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.

Our total operating expenses increased $196,000 or 5% in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007.  Operating expenses were 21.5% of revenues in the first quarter compared to 22.9% last year.  This improvement in operating expense margins included the absorption of $50,000 in increased amortization expense resulting from increased utilization of the Company’s Oracle platform.  In addition, improved sales and marketing incentives from vendors in the first quarter offset increases in sales and general and administrative expenses.  The incentives we receive from vendors to support the sales and marketing of their products come in the form of payments for growth in sales of their products; reimbursement for specific, pre-approved marketing programs; and additions to sales headcount.  The timing of these incentives is unpredictable and frequently we must rely upon suppliers to calculate the value of the award.  Also, incentive programs and rules are frequently revised, replaced by new programs, or halted altogether as manufacturers attempt to influence the behavior of their dealers and respond to market conditions.  This unpredictability results in fluctuations in the size and timing of recognition of these items in our financial statements.  Despite these factors, we make every reasonable effort to understand the various programs and maximize their benefit.  The amount of incentives recognized during our first quarter was higher than our normal run-rates, and may not be sustainable throughout the remainder of the year.  We have anticipate our operating expense margins to decline to between 18% and 20% of revenues over the next two to four years through economies of scale and improved operating efficiencies.

Interest Expense and Other Income.

Net interest and other expense was $85,000 in the first quarter of fiscal 2008 compared to $7,000 in net other income in the first quarter of fiscal 2007.  This increase in expense reflects higher average borrowings in first quarter as described under “Financial Condition” above and the discontinuation of capitalizing interest expense related to the implementation of Company’s new software platform.

Tax Provision.

We recorded a combined federal and state tax provision of 39% for the first quarter of fiscal 2008 compared to a tax provision of 41% in the first quarter of fiscal 2007.  The tax provision reflects the effective federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.  Generally, we expect our tax provision rate to be approximately 40%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations results primarily from changes in interest rates.  We did not use derivative financial instruments for speculative or trading purposes during the three month period ended January 31, 2008.

Interest Rate Risk.   Due to utilization of variable interest rate debt, we are subject to the risk of fluctuation in interest rates in the normal course of business.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (3.14% at January 31, 2008) plus 1.25% to 2.75% or the bank’s prime rate (6.0% at January 31, 2008) less 0.0% to minus 1.125%.  A hypothetical 1% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of January 31, 2008 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer

(“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.  There were no changes in our internal controls or in other factors that could materially affect, or is reasonably likely to materially affect, these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS.

The information presented below is an update to the “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2007 and should be read in conjunction therewith.  Except as set forth below, the Risk Factors included in the Company’s Form 10-K for its 2007 fiscal year have not materially changed.

Avaya’s strategies regarding the provision of services to its customers are changing dramatically and may have a material impact on our operating results.

Avaya is repositioning itself as a hardware and software vendor providing a wide range of voice communications hardware and applications to its customers.  As part of this strategy, Avaya is segmenting its hardware maintenance and software support.  The new software support offerings include technical support for specific voice applications and upgrade services to ensure customers can access all software patches and upgrades..

If in connection with the series of orders from the Miami-Dade County Public School system (“MDCPS”), we incur delays in our anticipated installation schedule, significant installation challenges, product performance issues, weather-related catastrophes and/or delays in the collection of amounts due, our expected revenues, gross profits, and cash flows in fiscal 2008 from the sale of equipment and installation services to MDCPS could be materially different than expected.

In November, 2007, we announced the award of a series of orders from M-DCPS totaling in excess of $10 million to provide and install communications equipment.  In the first quarter of fiscal 2008, we installed the initial systems shipped at the end of fiscal 2007.  After a customer-driven delay in installations in November, shipments and installations continued satisfactorily throughout the remainder of the quarter.  We continue to expect the remaining revenues and gross profits on these orders to be recognized in fiscal 2008 based on current installation schedules.  However, over the course of the year we may experience delays in the installation schedule due to circumstances out of our control as we are reliant on M-DCPS personnel to assist us in coordinating each installation.  Furthermore, we could experience delays or a halt in installations due to a variety of other factors including catastrophic weather conditions such as hurricanes which are prone to the Miami area.  Additionally, unexpected technical installation challenges or product performance issues could occur, also resulting in delays in the recognition of revenues or erosion of gross profits from these orders.  Lastly, we have experienced delays in successfully billing and collecting the amounts due on the first wave of installations.  These delays increased our short-term borrowings and consequently negatively affected our operating results.  We expect to work through these initial processing details and begin to improve the cash flows on this project during our second quarter.  However, if billing and collection difficulties persist, it would create additional interest expense for us and consume borrowing capacity under our revolving line of credit.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

(a)  None.

(b)   On January 23, 2008 the Company’s Board of Directors approved an amendment to the Company’s bylaws which provides for an advance notice procedure for shareholders to nominate individuals for election to the Board (as well as to submit shareholder proposals for consideration at an annual meeting).  Shareholders who wish to nominate an individual for election to the Board must comply with the advance notice deadline set forth in the bylaws.  This deadline requires that the shareholder provide the Company with written notice no later than 120 days in advance of the anniversary date that proxy materials for the previous year’s annual meeting were first mailed to shareholders; provided, however, that if the meeting date has changed by more than 30 days from the anniversary date of last year’s meeting, then the shareholder must notify the Company and the Company must receive such advance notice no later than the 10th day following the date on which notice of the meeting is first mailed to shareholders or is publicly announced.   The notice must also include all of the information specified in the new bylaw provision.  The new bylaw provision is set forth in Article 2, Section 2.11 of the Company’s amended and restated bylaws, which are filed as Exhibit 3(ii) to this report.  This bylaw amendment was also reported by the Company in its report on Form 8-K filed with the Securities and Exchange Commission (the “Commission”) on January 29, 2008 and is described in the Company’s proxy statement to be filed with the Commission on February 27, 2008.

ITEM 6.   EXHIBITS.

Exhibits (filed herewith):

SEC Exhibit No.	Description

3(ii)	Amended and Restated Bylaws of XETA Technologies, Inc. dated January 23, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XETA Technologies, Inc. (Registrant)

Dated: March 5, 2008	By:	/s/ Greg D. Forrest
Greg D. Forrest
Chief Executive Officer

Dated: March 5, 2008	By:	/s/ Robert D. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

3(ii)	Amended and Restated Bylaws of XETA Technologies, Inc. dated January 23, 2008

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.