Form 10-Q
period 2008-04-30
XETA TECHNOLOGIES INC
filed 2008-06-06
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Yes ☒                              No ☐

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company (as defined by Rule 12b-2 of the Exchange Act).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                              No ☒

As of May 30, 2008, there were 10,254,310 shares of the registrant’s common stock, par value $0.001, outstanding

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

ASSETS
	April 30, 2008	October 31, 2007
	(Unaudited)

Current assets:
Cash and cash equivalents	$125,408	$402,918
Current portion of net investment in sales-type leases and other receivables	716,088	490,033
Trade accounts receivable, net	19,257,903	16,236,137
Inventories, net	4,871,241	4,296,574
Deferred tax asset	627,154	916,259
Prepaid taxes	12,443	19,737
Prepaid expenses and other assets	737,608	517,757
Total current assets	26,347,845	22,879,415

Noncurrent assets:
Goodwill	26,337,305	26,365,093
Intangible assets, net	242,516	104,042
Net investment in sales-type leases, less current portion above	115,210	136,493
Property, plant & equipment, net	10,589,866	10,610,820
Other Assets	25,289	—
Total noncurrent assets	37,310,186	37,216,448

Total assets	$63,658,031	$60,095,863

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$171,123	$171,123
Revolving line of credit	4,586,938	2,758,660
Accounts payable	7,249,989	5,670,240
Current unearned revenue	2,547,260	2,212,247
Accrued liabilities	2,440,107	3,565,031
Total current liabilities	16,995,417	14,377,301

Noncurrent liabilities:
Long-term debt, less current portion above	1,268,986	1,354,530
Accrued long-term liability	144,100	211,300
Noncurrent unearned service revenue	62,597	81,650
Noncurrent deferred tax liability	4,776,708	4,631,917
Total noncurrent liabilities	6,252,391	6,279,397

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,256,193 and 11,233,529 shares issued at April 30, 2008 and October 31, 2007, respectively	11,255	11,233
Paid-in capital	13,362,906	13,189,311
Retained earnings	29,243,530	28,483,280
Less treasury stock, at cost (1,001,883 shares at April 30,2008 and 1,018,788 shares at October 31, 2007)	(2,207,468)	(2,244,659)
Total shareholders’ equity	40,410,223	39,439,165
Total liabilities and shareholders’ equity	$63,658,031	$60,095,863

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended April 30,		Ended April 30,
	2008	2007	2008	2007

Systems sales	$10,271,761	$7,762,223	$17,985,920	$14,789,071
Services	10,134,470	8,792,452	19,859,412	17,569,215
Other revenues	405,592	134,363	916,226	381,431
Net sales and service revenues	20,811,823	16,689,038	38,761,558	32,739,717

Cost of systems sales	7,541,560	5,926,906	13,328,382	11,234,735
Services costs	7,600,057	6,116,344	14,730,981	12,464,441
Cost of other revenues & corporate COGS	483,972	446,730	925,351	889,870
Total cost of sales and service	15,625,589	12,489,980	28,984,714	24,589,046

Gross profit	5,186,234	4,199,058	9,776,844	8,150,671

Operating expenses
Selling, general and administrative	4,263,500	3,713,011	7,925,762	7,241,421
Amortization	254,513	146,767	457,411	287,044
Total operating expenses	4,518,013	3,859,778	8,383,173	7,528,465

Income from operations	668,221	339,280	1,393,671	622,206

Interest expense	(68,731)	—	(171,716)	(10,387)
Interest and other income	9,531	8,890	27,295	26,461
Total interest and other income (expense)	(59,200)	8,890	(144,421)	16,074

Income before provision for income taxes	609,021	348,170	1,249,250	638,280
Provision for income taxes	238,000	140,000	489,000	260,000

Net income	$371,021	$208,170	$760,250	$378,280

Earnings per share
Basic	$0.04	$0.02	$0.07	$0.04

Diluted	$0.04	$0.02	$0.07	$0.04

Weighted average shares outstanding	10,254,310	10,214,741	10,231,120	10,214,741

Weighted average equivalent shares	10,263,297	10,214,741	10,246,272	10,214,741

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance- October 31, 2007	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,189,311	$28,483,280	$39,439,165

Stock options exercised $.001 par value	22,664	22	—	—	90,193	—	90,215
Issuance of restricted common stock			(16,905)	37,191	(37,191)		—
Tax benefit of stock options	—	—	—	—	4,032	—	4,032
Stock based compensation	—	—	—	—	116,561	—	116,561

Net Income	—	—	—	—	—	760,250	760,250

Balance- April 30, 2008	11,256,193	$11,255	1,001,883	$(2,207,468)	$13,362,906	$29,243,530	$40,410,223

The accompanying notes are an integral part of this consolidated financial statement.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended April 30,
	2008	2007
Cash flows from operating activities:
Net income	$760,250	$378,280

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	338,743	253,561
Amortization	457,415	287,045
Stock based compensation	116,561	47,869
Loss (gain) on sale of assets	425	(5,000)
Provision for excess and obsolete inventory	51,000	51,000
Increase in deferred tax liability	176,611	315,456
Change in assets and liabilities, net of acquisitions:
(Increase) in net investment in sales-type leases & other receivables	(204,772)	(50,020)
(Increase) decrease in trade account receivables	(2,987,711)	912,191
(Increase) in inventories	(596,390)	(988,439)
Decrease (increase) in deferred tax asset	289,105	(87,968)
(Increase) in prepaid expenses and other assets	(245,140)	(321,990)
Decrease in prepaid taxes	7,294	8,833
Increase in accounts payable	1,579,670	1,353,466
Increase in unearned revenue	241,806	584,838
(Decrease) increase in accrued liabilities and lease payable	(1,376,433)	428,516
Total adjustments	(2,151,816)	2,789,358

Net cash (used in) provided by operating activities	(1,391,566)	3,167,638

Cash flows from investing activities:
Additions to property, plant & equipment	(718,893)	(467,349)
Proceeds from sale of assets	—	5,000
Net cash used in investing activities	(718,893)	(462,349)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	19,320,405	11,509,265
Principal payments on debt	(85,544)	(85,546)
Payments on revolving line of credit	(17,492,127)	(14,115,393)
Exercise of stock options	90,215
Net cash provided by (used in) financing activities	1,832,949	(2,691,674)

Net (decrease) increase in cash and cash equivalents	(277,510)	13,615

Cash and cash equivalents, beginning of period	402,918	174,567
Cash and cash equivalents, end of period	$125,408	$188,182

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $0 in 2008 and $114,814 in 2007	$179,779	$31,233
Cash paid during the period for income taxes	$15,958	$23,679

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 30, 2008

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

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and described in the Summary of Significant Accounting Policies in the Company’s Form 10-K described above.  Company management evaluates a segment’s performance based on gross margins.  Assets are not allocated to the segments.  Sales outside of the U.S. are immaterial.

The following is a tabulation of business segment information for the three months ended April 30, 2008 and 2007.

	Services Revenues	Commercial Systems Sales	Lodging Systems Sales	Other Revenue	Total
2008
Sales	$10,134,470	$8,775,074	$1,496,687	$405,592	$20,811,823
Cost of sales	(7,600,057)	(6,483,890)	(1,057,670)	(483,972)	(15,625,589)
Gross profit	$2,534,413	$2,291,184	$439,017	$(78,380)	$5,186,234

2007
Sales	$8,792,452	$5,478,709	$2,283,514	$134,363	$16,689,038
Cost of sales	(6,116,344)	(4,192,565)	(1,734,341)	(446,730)	(12,489,980)
Gross profit	$2,676,108	$1,286,144	$549,173	$(312,367)	$4,199,058

The following is a tabulation of business segment information for the six months ended April 30, 2008 and 2007.

	Services Revenues	Commercial Systems Sales	Lodging Systems Sales	Other Revenue	Total
2008
Sales	$19,859,412	$14,805,009	$3,180,911	$916,226	$38,761,558
Cost of sales	(14,730,981)	(11,085,549)	(2,242,833)	(925,351)	(28,984,714)
Gross profit	$5,128,431	$3,719,460	$938,078	$(9,125)	$9,776,844

2007
Sales	$17,569,215	$10,731,107	$4,057,964	$381,431	$32,739,717
Cost of sales	(12,464,441)	(8,176,796)	(3,057,939)	(889,870)	(24,589,046)
Gross profit	$5,104,774	$2,554,311	$1,000,025	$(508,439)	$8,150,671

Stock-Based Compensation Plans

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements.  The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled.  The Company adopted on a prospective basis SFAS 123(R) beginning November 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  The Company recognizes the fair value of stock-based compensation awards as selling, general and administrative expense as appropriate in the consolidated statements of operations on a straight-line basis over the vesting period.  Compensation expense was recognized in the statement of operations as follows:

	2008	2007
Three months ended April 30,	$62,045	$23,935

Six months ended April 30,	$116,561	$47,869

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (SFAS No. 160).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of January 31, 2008, the Company did not have any minority interests, therefore the adoption of SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial statements.

2.  ACCOUNTS RECEIVABLE:

	April 30, 2008	(Audited) October 31, 2007
Trade receivables	$19,409,504	$16,411,981
Less reserve for doubtful accounts	(151,601)	(175,844)
Net trade receivables	$19,257,903	$16,236,137

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following:

	April 30, 2008	(Audited) October 31, 2007
Finished goods and spare parts	$5,735,434	$5,068,227
Less- reserve for excess and obsolete inventories	(864,193)	(771,653)
Total inventories, net	$4,871,241	$4,296,574

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	Estimated Useful Lives	April 30, 2008	(Audited) October 31, 2007
Building and building improvements	3-20	$2,905,362	$2,686,753
Data processing and computer field equipment	2-7	2,646,692	2,556,878
Software development costs, work-in-process	N/A	2,441,832	3,792,567
Software development costs of components placed into service	3-10	6,057,508	4,355,953
Hardware	3-5	612,902	599,751
Land	—	611,582	611,582
Office furniture	5-7	944,048	947,094
Auto	5	528,793	539,184
Other	3-7	265,683	239,533

Total property, plant and equipment		17,014,402	16,329,295
Less- accumulated depreciation		(6,424,536)	(5,718,475)

Total property, plant and equipment, net		$10,589,866	$10,610,820

Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $0 and $114,814 in interest costs in the six months ended April 30, 2008 and 2007, respectively.

5.  INCOME TAXES:

The Company has recorded a tax provision of $489,000 or 39% and $260,000 or 41% for the six months ended April 30, 2008 and 2007, respectively, reflecting the statutory federal tax rate of 34% plus a blended state income tax rate of approximately 5% and the impact of minimum income tax payments in certain states.  The Company currently estimates its annual effective income tax rate to be approximately 40% for fiscal 2008.

6.  CREDIT AGREEMENTS:

The Company’s credit facility consists of a revolving credit and term loan agreement with a commercial bank including a mortgage agreement maturing on September 30, 2009 and amortizing based on a 13-year life and a $7.5 million revolving credit agreement to finance growth in working capital.  Trade accounts receivable and inventories collateralize the revolving line of credit at April 30, 2008 and October 31, 2007.  The Company had approximately $4.587 million and $2.759 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $2.9 million available under the revolving line of credit at April 30, 2008.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 23, 2008.  Long-term debt consisted of the following:

	April 30, 2008	(Audited) October 31, 2007
Real estate term note, payable in monthly installments of $14,257 plus interest, plus a fixed payment of $1,198,061 due September 30, 2009, collateralized by a first mortgage on the Company’s building	$1,440,109	$1,525,653

Less-current maturities	171,123	171,123

Total long-term debt, less current maturities	$1,268,986	$1,354,530

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (2.80% at April 30, 2008) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (5.0% at April 30, 2008) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At April 30, 2008, the Company was paying 3.875% on the revolving line of credit borrowings and 4.2% on the mortgage note.  The credit facility contains several financial covenants common in such agreements, including tangible net worth requirements, limitations on the amount of funded debt to earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.

7.  EARNINGS PER SHARE:

The Company computes basic earnings per common share by dividing net income by the weighted average number of shares of common stock outstanding during the reporting periods.  Dividing net income by the weighted average number of shares of common stock and dilutive potential common stock outstanding during the reporting periods computes diluted earnings per common share.  A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	For the Three Months Ended April 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$371,021	10,254,310	$0.04
Dilutive effect of stock options		8,987

Diluted EPS
Net income	$371,021	10,263,297	$0.04

	For the Three Months Ended April 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$208,170	10,214,741	$0.02
Dilutive effect of stock options		—

Diluted EPS
Net income	$208,170	10,214,741	$0.02

	For the Six Months Ended April 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$760,250	10,231,120	$0.07
Dilutive effect of stock options		15,152

Diluted EPS
Net income	$760,250	10,246,272	$0.07

	For the Six Months Ended April 30, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$378,280	10,214,741	$0.04
Dilutive effect of stock options		—

Diluted EPS
Net income	$378,280	10,214,741	$0.04

Options to purchase 844,900 shares of common stock at an average exercise price of $8.08 and 1,103,668 shares of common stock at an average exercise price of $7.17 were not included in the computation of diluted earnings per share for the three months ended April 30, 2008 and 2007, respectively, because inclusion of these options would be antidilutive.  Options to purchase 828,636 shares of common stock at an average exercise price of $8.16 and 1,103,668 shares of common stock at an average exercise price of $7.17 were not included in the computation of diluted earnings per share for the six months ended April 30, 2008 and 2007, respectively, because inclusion of these options would be antidilutive.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

In the following discussion, we make forward-looking statements about future events, performance and results.  Such statements are not guarantees of performance, but rather reflect our current expectations, estimates, and forecasts about the industry and markets where we operate, based on information available to us.   Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “may”, “plans,” “believes,” “intends,” “projects,” “estimates,” “targets,” “may,” “should” and similar words or expressions.  These statements are subject to risks and uncertainties that are difficult to predict or are beyond our control, such as customer demand for advanced communications products; capital spending trends within our market; delays in installation schedules for the Miami-Dade County Public School District orders; our ability to successfully develop the Mitel product and services offering; the financial condition of our suppliers and changes in their distribution strategies and support; technological changes; fluctuating margins and product mix; failure to expand our wholesale service relationships; the ability to attract and retain highly skilled personnel and technical competencies; and intense competition.  These and other risks and uncertainties are discussed under the heading “Risk Factors” under Part I of the Company’s Form 10-K for the fiscal year ended October 31, 2007 (filed with the Commission on January 7, 2008), and in updates to such risk factors set forth in Item 1A of Part II of this quarterly report and our quarterly report for the first quarter of fiscal 2007.  Because of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements.  Consequently, we caution investors to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

Overview

Strategy.

In fiscal 2008, we have continued to focus on three primary strategies:  acquire, penetrate, and retain targeted customers; expand our wholesale service offerings; and improve alignment with our major business partners.

Our sales efforts target large, multi-location, national, or super-regional customers.  Our national technical footprint and 24/7/365 contact center are complimentary to the communication needs of these customers.  Additionally, these larger enterprises often have a mixture of manufacturer platforms within their communications equipment portfolio and our ability to sell and service both the Avaya and Nortel product lines is an important competitive advantage.  Because of our extensive array of products and services, we enjoy multiple sales opportunities with these customers, including new product sales, implementation of advanced applications, and a variety of potential service relationships.  Once we establish a relationship with a customer, we search for opportunities to penetrate deeper into the account by assessing the customer’s communications needs, proposing appropriate technologies, establishing or expanding the service relationship, and proposing equipment and service solutions to other divisions or subsidiaries.

We launched our wholesale service offering in fiscal 2006 and its success has been a key factor in our growth in recurring revenue.  Under this service offering, we partner with manufacturers, network service providers and systems integrators to provide services to their end-user customers.  In many instances, we provide field resources to carry out service responsibilities.  However, under a full outsourcing arrangement we may provide a broader range of services, including call center support, remote technical support, on-site labor and spare parts.  Our entry into the wholesale services market has succeeded because we provide excellent service to end-user customers and our willingness to create and execute flexible service programs and billing arrangements.  The continued success of this strategic initiative is a vital ingredient to our long-term goal of shifting our revenue mix toward more recurring services revenues.

Finally, we strive to align our Company’s sales, marketing, and services programs with those of our manufacturing partners.  Avaya and Nortel approach the communications technology market differently and therefore we have assigned separate executive sales management to each manufacturer’s products and services.  Our Avaya sales and marketing efforts focus on partnering with the Avaya national sales force to sell equipment to large and medium sized enterprises and to sell Avaya implementation and post-warranty maintenance contracts.  Our Nortel initiatives focus on creating relationships with Nortel’s regional sales management to sell equipment and applications.  In addition, we work to deepen our relationships with key Nortel services decision makers to create wholesale service offerings for large Nortel end-users.  Since starting this initiative in late fiscal 2006, we have improved our relationships and penetration with both Nortel and Avaya resulting in a demonstrable increase in equipment and services revenues.

Effective November 1, 2007, we completed the acquisition of the commercial division of HCI Technologies, Inc. (“HCI”).  Under the terms of the acquisition, we assumed the service responsibilities and the associated revenue stream of all of HCI’s non-Federal government customers.  No cash was paid at closing; however, in exchange for the assets and customer relationships purchased, we agreed to pay HCI a portion of the gross profits earned from the service relationships in place at closing.  These payments continue on a quarterly basis for three years from the effective date.  Before the acquisition, we occasionally engaged HCI as a third-party contractor to provide technical services to our customers.  At closing, HCI owed us $43,000 in accounts receivable plus accrued interest of $6,800, which under the terms of the acquisition, was deducted from the earn-out payments.  We have recorded the assets acquired, including an intangible asset related to the value of the customer relationships, at their fair values on the date of acquisition.  We have also recorded an initial estimate of the ultimate earn-out liability.  The assets acquired in this transaction were not material to our financial statements.

Operating Summary.

In the second quarter of fiscal 2008, we earned net income of $371,000 on revenues of $20.8 million compared to net income of $208,000 on revenues of $16.7 million in the second quarter of last year.    For the first six months of fiscal 2008, we earned $760,000 in net income on revenues of $38.8 million compared to net income of $378,000 on revenues of $32.7 million.  These results reflect our successful execution of the strategies discussed above and other contributing factors discussed in more detail under “Results of Operations” below.

Financial Position Summary.

Our financial condition was relatively unchanged during the first half of fiscal 2008 as compared to October 31, 2007.  Our working capital increased approximately 10% during the first half of fiscal 2008 since October 31, 2007; however growth in our receivables and inventory balances resulted in increased borrowings on our working capital revolver in the first six months of fiscal 2008.  We discuss these and other financial items in more detail under “Financial Condition” below.

The following discussion presents additional information regarding our financial condition and results of operations for the three- and six-month periods ended April 30, 2008 and 2007 and should be considered in conjunction with our above comments as well as the “Risk Factors” section below.

Financial Condition

Cash used by operations for the six months ended April 30, 2008 was $1.40 million.  Increases in accounts receivable and inventories as well as capital expenditures were partially offset by net income and non-cash charges resulting in the cash deficit in the first half of fiscal 2008.  For the six months ended April 30, 2008, our accounts receivable balances increased by approximately $3.0 million.  This change reflects strong revenue growth in the last month of the second quarter and temporary declines in the pace of completion and billing of complex equipment projects, in particular our large project with the Miami-Dade County Public Schools (“M-DCPS”).  We expect the M-DCPS project to yield over $10 million in revenues during fiscal 2008.  Installation of the M-DCPS systems commenced in the first quarter of the year and we have received payment only on the initial month of installations.  Additional payments have been delayed due to complexities in configuring the invoices to meet M-DCPS and Federal government requirements.  The billing and collection of these projects is a complicated process with funding from both M-DCPS and the Federal government.  While the collectability of these receivables is not in question, the previously mentioned complexities have affected our first half cash flows.

In addition to the cash used by operations, we invested approximately $719,000 in capital projects, including $355,000 in equipment and fixtures, as part of our normal replacement and refurbishment cycles.

Additionally, we invested $364,000 in the continued implementation of Oracle’s eBusiness Suite.  Early in the second fiscal quarter of fiscal 2008, we completed the cutover of the last major functional module to the Oracle platform.  During the remainder of fiscal 2008, we expect to implement additional features, including sales management, customer relationship management and an online service ticket initiation and tracking system.

At April 30, 2008 our total borrowings were $6.0 million, consisting of a mortgage on our headquarters building of $1.4 million and $4.6 million due on our revolving line of credit.  At April 30, 2008 there was $2.9 million available under the revolver to meet working capital needs.  We believe that the current amount of working capital available under our revolving line of credit is sufficient to meet our needs for the remainder of fiscal 2008.  In addition, we believe that should the need arise, we could arrange supplemental short-term financing under acceptable terms and prices.

The table below presents our contractual obligations at April 30, 2008 as well as payment obligations over the next five years:

		Payments due by period
Contractual Obligations	Total	Less than 1 year	2 - 3 Years	4 - 5 Years
Long-term debt	$1,519,029	$228,328	$1,290,701	$—
Operating leases	598,593	310,469	284,822	3,302
Total	$2,117,622	$538,797	$1,575,523	$3,302

Results of Operations

In the second quarter of fiscal 2008 our revenues increased $4.1 million or 25% compared to the second quarter last year, and our net income increased $163,000 or 78%.  In the first six months of the year, our revenues increased $6 million or 18% resulting in an increase in earnings of $382,000 or 101%.  These positive results reflect improvements in all of our major revenue categories, partially offset by lower gross profit margins on services revenues and higher operating costs.  The narrative below provides further explanation of these results.

Services Revenues.

Services revenues consist of the following:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2008	2007	2008	2007
Contract & T&M	$7,028,000	$6,309,000	$14,236,000	$12,314,000
Implementation	2,344,000	1,781,000	4,386,000	3,913,000
Cabling	762,000	702,000	1,237,000	1,342,000
Total Services revenues	$10,134,000	$8,792,000	$19,859,000	$17,569,000

Contract and time and materials (“T&M”) revenues increased 11% and 16%, respectively in the second quarter and year-to-date periods.  These increases reflect additions to our base of maintenance customers in the last half of fiscal 2007 and the addition of HCI contracts and T&M relationships beginning in November 2007.  Through the first half of fiscal 2008, organic additions of new contract maintenance or contracted T&M customers to our base have been modest.  However, as discussed above under “Strategy”, the pursuit of contract and T&M revenues, particularly under our wholesale service program is a key strategic initiative in fiscal 2008 and we continue to expect it to be the primary driver of our services revenue growth.  Implementation revenues increased 32% and 12%, respectively in the second quarter and year-to-date periods.  These increases are attributable to growth in systems sales and also reflect M-DCPS system implementations.  The pace of installations at M-DCPS accelerated toward the end of the second quarter of fiscal 2008.  Based on the customer’s current schedule, installations are expected to continue at a considerable pace through the first half of our third fiscal quarter followed by a pause during their summer school break.  we anticipate completing the project during our fourth fiscal quarter.  Cabling revenues increased 9% in the second fiscal quarter, but are down approximately 8% in the year-to-date period.  We enjoyed strong cabling revenues from three significant projects during the second quarter as construction delays that hampered first quarter revenues subsided.  As a national provider of structured cabling installations, we can secure major stand-alone cabling projects as well as significant turn-key projects where the customer combines the cabling, equipment and professional services.

Systems Sales.

Systems sales increased approximately $2.5 million or 32% in the second quarter of fiscal 2008 compared to last year.  This increase includes a $3.3 million or 60% increase in sales of systems to commercial customers and a $787,000 or 35% decrease in sales of systems to lodging customers.  Year-to-date systems sales increased $3.2 million or 22% compared to last year.  This increase includes an increase in sales of systems to commercial customers of $4.1 million or 38% and a decrease in sales of systems to lodging customers of $877,000 or 22%.  The increase in sales to commercial customers primarily reflects sales of systems to M-DCPS.  As previously discussed, shipments and installations for M-DCPS accelerated in the last half of the second quarter and will remain strong through most of our third quarter.  We anticipate this project will complete during our fourth fiscal quarter.  Orders for systems to commercial customers other than M-DCPS are slightly below last year’s pace.  We believe this decline primarily reflects customers extending the sales cycle due the current uncertainty in the U.S. economy.  The decline in sales of systems to lodging customers reflects difficult comparisons to fiscal 2007 results which were temporarily impacted by an acceleration of orders from customers who were avoiding a mid-year price increase from the manufacturer.    In general, our sales of systems to lodging customers are slightly less than our expected run-rates, reflecting uncertainties of the economy.

Gross Margins.

The table below presents the gross margins earned on our primary revenue streams:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
Gross Margins	2008	2007	2008	2007
Services revenues	25.0%	30.4%	25.8%	29.1%
Systems sales	26.6%	23.6%	25.9%	24.0%
Other revenues	79.1%	-6.2%	84.6%	38.1%
Corporate cost of goods sold	-1.9%	-1.8%	-2.0%	-2.0%
Total	24.9%	25.2%	25.2%	24.9%

The decline in gross margins earned on our Services business in the second quarter reflects lower than expected profitability in our implementation and cabling businesses and slower than expected growth in our Contract and T&M revenues.  Although we have enjoyed strong revenue growth in all three major Services revenue streams, our cost structures to support those revenue streams anticipated higher levels of growth, particularly in our Contract and T&M revenue category.  In response to the slower than anticipated growth rate of these revenues, we have adjusted personnel levels to mitigate some excess capacity.  Specific to our implementation business, we are contractually obligated to maintain a significant level of Company-employed personnel to support the M-DCPS project.  Due to customer initiated changes in the implementation schedule, the pace of installations has been inconsistent in the first half of the year and therefore the profitability of the implementation and cabling portions of the project have been lower than our expectations and normal run-rates.  We expect improvement in this area in the third and fourth fiscal quarters.

Gross margins on systems sales in the second quarter and the year-to-date period were up over last year and are above our target of 23% to 25% for systems revenues.  This trend is consistent for both sales of systems to commercial as well as lodging customers.  We continue to receive strong pricing support from our vendors in the form of project-specific discounts and incentive rebates.  These incentives are material to our gross margins and we work diligently to maximize this support; however, no assurance can be given that future support will continue at historical levels.

The final component of our gross margins is the margins earned on other revenues and our corporate cost of goods sold.  We earn the majority of our other revenues from the sale of Avaya maintenance contracts on which we earn either a commission or gross profit.  We have no continuing service obligation associated with these revenues and gross profits. In the first quarter we enjoyed significantly higher commission revenues from sales of Avaya maintenance contracts.  These revenues were material to our overall operating income.  This is an unpredictable revenue stream that depends on the expiration dates of existing contracts, installation dates of new systems, the customer type as defined by Avaya, and the number of years that customers contract for services.  Consequently, it is unlikely that we can sustain the results enjoyed in the first half of the fiscal year.  Other revenues may also include sales and cost of goods sold on equipment or services outside our normal provisioning processes. These revenues vary in both sales volume and gross margins earned.  Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.

Our total operating expenses increased $658,000 or 17% in the second quarter of fiscal 2008 compared to the second quarter of fiscal 2007.  Operating expenses were 21.7% of revenues in the second quarter compared to 23.1% last year.  Operating expenses increased $855,000 or 11% for the first half of fiscal 2008 compared to the same period a year ago.  Operating expenses were 21.6% of revenues in the first half of fiscal 2008 compared to 23.0% last year.  The growth rates in operating expenses in the first half of fiscal 2008 are slightly above our targets and reflect a number of factors such as personnel additions in sales and general and administrative areas - increased stock compensation expense; increases in costs associated with maintenance of our Oracle software platform; and increases in board of director fees due to expansion of board and increases in director responsibilities.  Additionally, our amortization expense has increased in the first half of fiscal 2008 from increased utilization of the Oracle platform to support business operations.  Finally, year-to-date operating expense comparisons were favorably impacted by improved sales and marketing incentives from vendors in the first quarter.  The incentives we receive from vendors to support the sales and marketing of their products come in the form of payments for growth in sales of their products, reimbursement for specific, pre-approved marketing programs, and additions to sales headcount.  The amount of these funds was higher than normal in the first quarter due to special growth incentives offered by one of the manufacturers that we represent.  These funds returned to normal levels in the second quarter. Overall, we are pleased with the direction and progress made in reducing our operating expenses as a percentage of revenues.  We anticipate our operating expense margins will decline to between 18% and 20% of revenues over the next two to four years through economies of scale and improved operating efficiencies.

Interest Expense and Other Income.

Net interest and other expense was $59,000 in the second quarter of fiscal 2008 compared to $9,000 in net other income in the second quarter of fiscal 2007.  Net interest and other expense was $144,000 for the six-month period ended April 30, 2008 compared to $16,000 in net other income in the same period last year.  This increase in expense reflects the discontinuation of capitalizing interest expense related to the implementation of the Company’s Oracle platform and higher average borrowings in the periods presented.

Tax Provision.

We recorded a combined federal and state tax provision of 39% for the second quarter of fiscal 2008 compared to a tax provision of 40% in the second quarter of fiscal 2007.  For the six-month period ended April 30, 2008, we recorded a tax provision of 39% compared to a tax provision of 41% for the first six months of fiscal 2007.  The tax provision reflects the effective federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.  Generally, we expect our tax provision rate to be approximately 40%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to our operations results primarily from changes in interest rates.  We did not use derivative financial instruments for speculative or trading purposes during the three month period ended April 30, 2008.

Interest Rate Risk.   Due to utilization of variable interest rate debt, we are subject to the risk of fluctuation in interest rates in the normal course of business.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (2.8% at April 30, 2008) plus 1.25% to 2.75% or the bank’s prime rate (5.0% at April 30, 2008) less 0.0% to minus 1.125%.  A hypothetical 1% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of April 30, 2008 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.  There were no changes in our internal controls or in other factors that could materially affect, or is reasonably likely to materially affect, these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On or about April 8, 2008, Design Business Communications, Inc., d/b/a/ American Telephone (“AMTEL”) filed a claim with the American Arbitration Association against the Company and Hitachi Telecom (USA) Inc. (“HITEL”) alleging a breach of AMTEL’s Authorized Distributorship Agreement with HITEL (the “Distributor Agreement”).  The Company is involved in this matter by virtue of the fact that in 2006, the Company acquired HITEL’s PBX business and agreed to fulfill HITEL’s surviving service obligations to its authorized distributors under their distributor agreements with HITEL.  The AMTEL Distributor Agreement provides that AMTEL may order and the Company shall provide “spare parts, software and third level technical support as required for the maintenance of HITEL PRODUCT for a period of ten years from the ship date of the HITEL PRODUCT.”  In April 2007, AMTEL placed an order with the Company under the Distributor Agreement for 48 new telephones totaling approximately $12,200; however, this product had previously been discontinued by HITEL.   Because this order has not been fulfilled, AMTEL claims that the Company is in breach of the Distributor Agreement and that as a result, AMTEL has suffered damages in the amount of $5 million (for loss of service and spare part revenues; loss of business reputation; loss of customers; and possible claims by AMTEL customers for breach of its service obligations and sales and service warranties).   The Company has filed a response to AMTEL’s arbitration claim and intends to vigorously contest this matter.

In addition to the foregoing, we are involved as a defendant in an employment related matter and as a plaintiff in another matter, both of which we consider to be routine and incidental to the operation of our business.  We do not believe that either of these proceedings will have a material affect on our financial position or results of operations.

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

Avaya is repositioning itself as a hardware and software vendor providing a wide range of voice communications hardware and applications to its customers.  As part of this strategy, Avaya is segmenting its hardware maintenance and software support.  The new software support offerings include technical support for specific voice applications and upgrade services to ensure customers can access all software patches and upgrades.  Currently, we earn revenues from some of our customers, particularly lodging customers, to provide the products and services now being included by Avaya in its new software support offerings.    These changes could have a material, negative impact on our operating results if our revenues or margins are reduced in response to these mandated changes by Avaya.

If in connection with the series of orders from the Miami-Dade County Public School system (“MDCPS”), we incur delays in our anticipated installation schedule, significant installation challenges, product performance issues, weather-related catastrophes and/or delays in the collection of amounts due, our expected revenues, gross profits, and cash flows in fiscal 2008 from the sale of equipment and installation services to MDCPS could be materially different than expected

In November, 2007, we announced the award of a series of orders from M-DCPS totaling in excess of $10 million to provide and install communications equipment.  Over the course of the project we have experienced delays in the installation schedule due to circumstances beyond our control as the customer has substantially altered the installation schedule to accommodate their operational and financial requirements.  These changes have compacted the bulk of the installations into a relatively short period of time, thus reducing our ability to maximize the utilization of our staff dedicated to the project.  Additional risks associated with this project include delays or a halt in installations due to other factors including catastrophic weather conditions such as hurricanes, which are prone to the Miami area.  Additionally, while not experienced to date, installation challenges or product performance issues could occur resulting in delays in the recognition of revenues or erosion of gross profits from these orders.  Lastly, we have experienced delays in successfully billing and collecting the amounts due on the initial installations.  These delays have increased our short-term borrowings and negatively affected our operating results.  We are working through these processing details and expect improved cash flows on this project for the balance of the year.  However, if billing and collection difficulties persist, it would create additional interest expense and consume borrowing capacity under our revolving line of credit.

If economic conditions in the U.S. continue be uncertain or deteriorate further, our revenues, gross margins and net income could be negatively impacted.

In the first half of fiscal 2007, we have seen a decline in order rates for new equipment and for some discretionary services that we offer.  We believe that at least a portion of these declines is due to uncertainty about the condition and near-term future of the U.S. economy.  These uncertainties have caused some customers to delay capital spending decisions.  Should these uncertainties persist or worsen, it is likely that our business would continue to feel its effects.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 8, 2008, at our Annual Meeting of Shareholders, the following directors were elected to the Board of Directors.  Votes cast for each nominee were as follows:

Nominee	For	Against	Abstain
Donald T. Duke	8,813,813	690,986	203,310
Greg D. Forrest	9,614,985	84,369	8,755
Ron B. Barber	8,244,689	851,665	611,755
S. Lee Crawley	8,818,070	380,746	509,293
Robert D. Hisrich	9,094,360	413,439	200,310
Edward F. Keller	9,135,656	371,143	201,310
Ronald L. Siegenthaler	9,032,138	667,570	8,401

The shareholders also voted at the Annual Meeting to ratify the selection of Tullius Taylor Sartain & Sartain LLP as our independent auditors for the 2008 fiscal year, with votes cast as follows:

For	Against	Withhold
9,290,502	298,844	118,763

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

XETA Technologies, Inc.
(Registrant)

Dated: June 3, 2008	By:	/s/ Greg D. Forrest
Greg D. Forrest
Chief Executive Officer

Dated: June 3, 2008	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.