Form 10-Q
period 2008-07-31
XETA TECHNOLOGIES INC
filed 2008-09-11
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-16231

.

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

Yes  ☐     No  ☒

As of August 31, 2008, there were 10,254,310 shares of the registrant’s common stock, par value $0.001, outstanding

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	July 31, 2008	October 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$74,177	$402,918
Current portion of net investment in sales-type leases and other receivables	773,723	490,033
Trade accounts receivable, net	23,442,635	16,236,137
Inventories, net	5,839,652	4,296,574
Deferred tax asset, net	670,698	916,259
Prepaid taxes	51,693	19,737
Prepaid expenses and other assets	1,276,467	517,757
Total current assets	32,129,045	22,879,415

Noncurrent assets:
Goodwill	26,323,411	26,365,093
Intangible assets, net	219,600	104,042
Net investment in sales-type leases, less current portion above	118,145	136,493
Property, plant & equipment, net	10,736,742	10,610,820
Other assets	15,563	—
Total noncurrent assets	37,413,461	37,216,448

Total assets	$69,542,506	$60,095,863

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$171,123	$171,123
Revolving line of credit	6,109,050	2,758,660
Accounts payable	7,652,706	5,670,240
Current portion of obligations under capital lease	146,798	—
Current unearned revenue	3,450,622	2,212,247
Accrued liabilities	4,027,172	3,565,031
Total current liabilities	21,557,471	14,377,301

Noncurrent liabilities:
Long-term debt, less current portion above	1,226,214	1,354,530
Accrued long-term liability	144,100	211,300
Long-term portion of obligations under capital lease	297,743	—
Noncurrent unearned service revenue	64,335	81,650
Noncurrent deferred tax liability, net	5,186,359	4,631,917
Total noncurrent liabilities	6,918,751	6,279,397

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,256,193 and 11,233,529 issued at July 31, 2008 and October 31, 2007, respectively	11,256	11,233
Paid-in capital	13,428,126	13,189,311
Retained earnings	29,834,370	28,483,280
Less treasury stock, at cost (1,001,883 shares at July 31,2008 and 1,018,788 shares at October 31, 2007)	(2,207,468)	(2,244,659)
Total shareholders’ equity	41,066,284	39,439,165
Total liabilities and shareholders’ equity	$69,542,506	$60,095,863

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended July 31,		Ended July 31,
	2008	2007	2008	2007

Systems sales	$10,662,567	$8,657,120	$28,648,487	$23,446,191
Services	12,028,241	9,463,504	31,887,653	27,032,719
Other revenues	512,724	127,669	1,428,950	509,100
Net sales and service revenues	23,203,532	18,248,293	61,965,090	50,988,010

Cost of systems sales	7,846,284	6,684,447	21,174,666	17,919,182
Services costs	8,373,080	6,557,194	23,104,061	19,021,635
Cost of other revenues & corporate COGS	781,806	477,190	1,707,157	1,367,060
Total cost of sales and service	17,001,170	13,718,831	45,985,884	38,307,877

Gross profit	6,202,362	4,529,462	15,979,206	12,680,133

Operating expenses
Selling, general and administrative	4,870,068	3,705,080	12,795,830	10,946,501
Amortization	265,152	183,721	722,563	470,765
Total operating expenses	5,135,220	3,888,801	13,518,393	11,417,266

Income from operations	1,067,142	640,661	2,460,813	1,262,867

Interest expense	(96,401)	(28,536)	(268,117)	(38,923)
Interest and other income	99	8,729	27,394	35,190
Total interest and other expense	(96,302)	(19,807)	(240,723)	(3,733)

Income before provision for income taxes	970,840	620,854	2,220,090	1,259,134
Provision for income taxes	380,000	244,000	869,000	504,000

Net income	$590,840	$376,854	$1,351,090	$755,134

Earnings per share
Basic	$0.06	$0.04	$0.13	$0.07

Diluted	$0.06	$0.04	$0.13	$0.07

Weighted average shares outstanding	10,254,310	10,214,741	10,241,861	10,214,741

Weighted average equivalent shares	10,254,310	10,214,741	10,246,811	10,214,741

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance- October 31, 2007	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,189,311	$28,483,280	$39,439,165

Stock options exercised $.001 par value	22,664	22	—	—	90,193	—	90,215
Issuance of restricted common stock	—	—	(16,905)	37,191	(37,191)	—	—
Tax benefit of stock options	—	—	—	—	4,032	—	4,032
Stock based compensation	—	—	—	—	181,782	—	181,782

Net Income	—	—	—	—	—	1,351,090	1,351,090

Balance- July 31, 2008	11,256,193	$11,255	1,001,883	$(2,207,468)	$13,428,127	$29,834,370	$41,066,284

The accompanying notes are an integral part of this consolidated financial statement.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended July 31,
	2008	2007
Cash flows from operating activities:
Net income	$1,351,090	$755,134

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	528,811	393,304
Amortization	722,563	470,765
Stock based compensation	181,782	78,554
Loss (gain) on sale of assets	425	(5,000)
Provision for returns and doubtful accounts receivable	7,924
Provision for excess and obsolete inventory	76,500	76,500
Increase in deferred tax liability	600,156	761,583
Change in assets and liabilities, net of acquisitions:
Increase in net investment in sales-type leases and other receivables	(265,342)	(133,155)
Increase in trade account receivables	(7,180,367)	(2,351,832)
(Increase) decrease in inventories	(1,590,301)	577,068
Decrease (increase) in deferred tax asset	245,561	(290,095)
Increase in prepaid expenses and other assets	(774,273)	(367,411)
(Increase) decrease in prepaid taxes	(31,956)	6,385
Increase (decrease) in accounts payable	1,982,387	(171,013)
Increase in unearned revenue	1,146,906	876,757
Increase in accrued liabilities	210,632	817,952
Total adjustments	(4,138,592)	740,362

Net cash (used in) provided by operating activities	(2,787,502)	1,495,496

Cash flows used in investing activities:
Additions to property, plant & equipment	(841,549)	(848,326)
Proceeds from sale of property, plant and equipment	—	5,000
Net cash used in investing activities	(841,549)	(843,326)

Cash flows from financing activities:
Net borrowings (reductions) on revolving line of credit	3,350,390	(642,999)
Principal payments on long-term debt	(128,316)	(128,318)
Payments on capital lease obligations	(11,979)	—
Exercise of stock options	90,215	—
Net cash provided by (used in) financing activities	3,300,310	(771,317)

Net (decrease) in cash and cash equivalents	(328,741)	(119,147)

Cash and cash equivalents, beginning of period	402,918	174,567
Cash and cash equivalents, end of period	$74,177	$55,420

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of $161,772 capitalized in 2007	$268,919	$54,234
Cash paid during the period for income taxes	$55,208	$26,159
Capital lease obligations incurred	$456,520	$—

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2008

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

The Company prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to reasonably insure the information is not misleading.  Management suggests that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto made a part of the Company’s Annual Report on Form 10-K, Commission File No. 0-16231, which was filed with the Commission on January 7, 2008.  Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented.  All adjustments were of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Segment Information

The Company has three reportable segments:  services, commercial system sales, and lodging system sales.  Services revenues represent revenues earned from installing and maintaining systems for customers in both the commercial and lodging segments.  The Company defines commercial system sales as sales to the non-lodging industry.

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and are described in the Summary of Significant Accounting Policies in the Company’s Form 10-K described above.  Company management evaluates a segment’s performance based on gross margins.  Assets are not allocated to the segments.  Sales outside of the U.S. are immaterial.

The following is a tabulation of business segment information for the three months ended July 31, 2008 and 2007.

	Services Revenues	Commercial Systems Sales	Lodging Systems Sales	Other Revenue	Total
2008
Sales	$12,028,241	$8,366,333	$2,296,234	$512,724	$23,203,532
Cost of sales	(8,373,080)	(6,161,782)	(1,684,502)	(781,806)	(17,001,170)
Gross profit	$3,655,161	$2,204,551	$611,732	$(269,082)	$6,202,362

2007
Sales	$9,463,504	$6,522,225	$2,134,895	$127,669	$18,248,293
Cost of sales	(6,557,194)	(5,152,119)	(1,532,328)	(477,190)	(13,718,831)
Gross profit	$2,906,310	$1,370,106	$602,567	$(349,521)	$4,529,462

The following is a tabulation of business segment information for the nine months ended July 31, 2008 and 2007.

	Services Revenues	Commercial Systems Sales	Lodging Systems Sales	Other Revenue	Total
2008
Sales	$31,887,653	$23,171,342	$5,477,145	$1,428,950	$61,965,090
Cost of sales	(23,104,061)	(17,247,331)	(3,927,335)	(1,707,157)	(45,985,884)
Gross profit	$8,783,592	$5,924,011	$1,549,810	$(278,207)	$15,979,206

2007
Sales	$27,032,719	$17,253,332	$6,192,859	$509,100	$50,988,010
Cost of sales	(19,021,635)	(13,328,915)	(4,590,267)	(1,367,060)	(38,307,877)
Gross profit	$8,011,084	$3,924,417	$1,602,592	$(857,960)	$12,680,133

Stock-Based Compensation Plans

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements.  The valuation provisions of SFAS 123(R) apply to new awards and to awards that are outstanding at the effective date and subsequently modified or cancelled.  The Company adopted on a prospective basis SFAS 123(R) beginning November 1, 2005 for stock-based compensation awards granted after that date and for unvested awards outstanding at that date using the modified prospective application method.  The Company recognizes the fair value of stock-based compensation awards as selling, general and administrative expense as appropriate in the consolidated statements of operations on a straight-line basis over the vesting period.  Compensation expense was recognized in the statements of operations as follows:

	2008	2007
Three months ended July 31,	$65,221	$30,685

Nine months ended July 31,	$181,782	$78,554

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, to clarify certain aspects of accounting for uncertain tax positions, including issues related to the recognition and measurement of those tax positions.  The Company adopted this interpretation on November 1, 2007 and there was no impact to the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of SFAS No. 141(R) will change the accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of July 31, 2008, the Company did not have any minority interests, therefore the adoption of SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133” (“SFAS 161”). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  The Company is required to adopt SFAS No. 161 on or before November 1, 2009.  The Company currently does not participate in any derivative instruments or hedging activities as defined under SFAS 133 and therefore it is unlikely that the adoption of SFAS No. 161 will have any impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position on Financial Accounting Standard No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The Company will adopt this FSP in the first quarter of fiscal 2010 and will apply the guidance prospectively to intangible assets acquired after adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“FAS No.162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

2.  ACCOUNTS RECEIVABLE:

Accounts receivable consists of the following:

	July 31, 2008	(Audited) October 31, 2007

Trade receivables	$23,597,028	$16,411,981
Less reserve for doubtful accounts	(154,393)	(175,844)
Net trade receivables	$23,442,635	$16,236,137

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following:

	July 31, 2008	(Audited) October 31, 2007

Finished goods and spare parts	$6,709,559	$5,068,227
Less- reserve for excess and obsolete inventories	(869,907)	(771,653)
Total inventories, net	$5,839,652	$4,296,574

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	Estimated Useful Lives	July 31, 2008	(Audited) October 31, 2007

Building and building improvements	3-20	$2,927,261	$2,686,753
Data processing and computer field equipment	2-7	3,169,779	2,556,878
Software development costs, work-in-process	N/A	2,291,619	3,792,567
Software development costs of components placed into service	3-10	6,275,087	4,355,953
Hardware	3-5	605,876	599,751
Land	—	611,582	611,582
Office furniture	5-7	944,048	947,094
Auto	5	516,185	539,184
Other	3-7	239,533	239,533

Total property, plant and equipment		17,580,970	16,329,295
Less- accumulated depreciation		(6,844,228)	(5,718,475)

Total property, plant and equipment, net		$10,736,742	$10,610,820

Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized  $161,772 in interest costs in the nine months ended July 31, 2007.

5.  INCOME TAXES:

The Company has recorded a tax provision of $869,000 or 39% and $504,000 or 40% for the nine months ended July 31, 2008 and 2007, respectively, reflecting the statutory federal tax rate of 34% plus a blended state income tax rate of approximately 5% and the impact of minimum income tax payments in certain states.  The Company currently estimates its annual effective income tax rate for fiscal 2008 at approximately 40%.

6.  CREDIT AGREEMENTS:

The Company’s credit facility consists of a revolving line of credit and term loan with a commercial bank.  The agreement includes a mortgage that matures on September 30, 2009 with amortization based on a 13-year life, and a $7.5 million revolving line of credit agreement to finance working capital needs.  Trade accounts receivable and inventories collateralize the revolving line of credit.  The Company had approximately $6.109 million and $2.759 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $1.4 million available under the revolving line of credit at July 31, 2008.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 30, 2009.  Long-term debt consisted of the following:

	July 31, 2008	(Audited) October 31, 2007

Real estate term note, payable in monthly installments of $14,257 plus interest, plus a fixed payment of $1,198,061 due September 30, 2009, collateralized by a first mortgage on the Company’s building	$1,397,337	$1,525,653

Less-current maturities	171,123	171,123

Total long-term debt, less current maturities	$1,226,214	$1,354,530

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (2.461% at July 31, 2008) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (5.0% at July 31, 2008) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At July 31, 2008, the Company was paying 4.125% on the revolving line of credit borrowings and 4.211% on the mortgage.  The credit facility contains financial covenants common in such agreements, including tangible net worth requirements, limitations on the amount of funded debt to earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.

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

	For the Three Months Ended July 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$590,840	10,254,310	$0.06
Dilutive effect of stock options		—

Diluted EPS
Net income	$590,840	10,254,310	$0.06

	For the Three Months Ended July 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$376,854	10,214,741	$0.04
Dilutive effect of stock options		—

Diluted EPS
Net income	$376,854	10,214,741	$0.04

	For the Nine Months Ended July 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$1,351,090	10,241,861	$0.13
Dilutive effect of stock options		4,950

Diluted EPS
Net income	$1,351,090	10,246,811	$0.13

	For the Nine Months Ended July 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$755,134	10,214,741	$0.07
Dilutive effect of stock options		—

Diluted EPS
Net income	$755,134	10,214,741	$0.07

Options to purchase 1,029,500 shares of common stock at an average exercise price of $7.28 and 978,668 shares of common stock at an average exercise price of $7.00 were not included in the computation of diluted earnings per share for the three months ended July 31, 2008 and 2007, respectively, because inclusion of these options would be antidilutive.  Options to purchase 844,900 shares of common stock at an average exercise price of $8.08 and 1,068,668 shares of common stock at an average exercise price of $6.69 were not included in the computation of diluted earnings per share for the nine months ended July 31, 2008 and 2007, respectively, because inclusion of these options would be antidilutive.

8.  CAPITAL LEASES:

During 2008, the Company leased software licenses under an agreement that is classified as a capital lease. The book value of the licenses is included in the balance sheet as property, plant, and equipment and was $443,839 at July 31, 2008.  Accumulated amortization of the leased equipment at July 31, 2008 was $12,681.  Amortization of assets under the capital lease is included in depreciation expense.  The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of July 31, 2008, are as follows:

Capital Lease Payments

1 Year	$161,435
2 Years	161,435
3 Years	147,982
Total minimum lease payments	470,852
Less- imputed interest	26,311
Present value of minimum payments	444,541
Less-current maturities of capital lease obligation	146,798
Long-term capital lease obligation	$297,743

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

In the following discussion, we make forward-looking statements about future events, performance and results.  Such statements are not guarantees of performance, but rather reflect our current expectations, estimates, and forecasts about the industry and markets where we operate.   Forward-looking statements generally include words such as “expects,” “anticipates,” “may”, “plans,” “believes,” “intends,” “projects,” “estimates,” “targets,” “may,” “should” and similar words or expressions.  These statements are subject to risks and uncertainties that are difficult to predict or are beyond our control, such as customer demand for advanced communications products; an uncertain, U.S. economy capital spending trends within our market; our ability to successfully develop the Mitel product and services offering; the financial condition of our suppliers and changes in their distribution strategies and support; technological changes; fluctuating margins and product mix; failure to expand our wholesale service relationships; the ability to attract and retain highly skilled personnel and technical competencies; and intense competition.  These and other risks and uncertainties are discussed under the heading “Risk Factors” under Part I of the Company’s Form 10-K for the fiscal year ended October 31, 2007 (filed with the Commission on January 7, 2008), and in updates to such risk factors set forth in Item 1A of Part II of this quarterly report and our quarterly reports for the first and second quarter of fiscal 2008.  Because of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements.  Consequently, we caution investors to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

Overview

Strategy.

In fiscal 2008, we have continued to focus on three primary strategies:  acquire, penetrate, and retain targeted customers; expand our wholesale service offerings; and improve organizational alignment with our major business partners.

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

We launched our wholesale service offering in fiscal 2006 and its success has been a key contributor to our growth in recurring revenue.  Under this service offering, we collaborate with manufacturers, network service providers and systems integrators to provide services to their end-user customers.  In many instances, we provide field resources to carry out service responsibilities.  However, under a full outsourcing arrangement we may provide a broader range of services, including call center support, remote technical support, on-site labor and spare parts.  Our entry into the wholesale services market has succeeded because of excellent service to end-user customers and our willingness to create and execute flexible service programs and billing arrangements.  The continued success of this strategic initiative is a vital ingredient to our long-term goal of shifting our revenue mix toward more recurring services revenues.

Finally, we strive to align our Company’s sales, marketing, and services programs with those of our manufacturing partners.  Avaya and Nortel approach the communications technology market differently and therefore we have assigned separate executive sales management to each manufacturer’s products and services.  Our Avaya sales and marketing efforts focus on partnering with Avaya’s national sales force to sell equipment to large and medium sized enterprises and to sell Avaya implementation and post-warranty maintenance contracts.  Our Nortel initiatives focus on creating relationships with Nortel’s regional sales management to sell equipment and applications.  In addition, we work to deepen our relationships with key Nortel services decision makers to create wholesale service offerings for large Nortel end-users.  Since starting this initiative in late fiscal 2006, we have improved our relationships and penetration with both Nortel and Avaya, resulting in a demonstrable increase in equipment and services revenues.

In early fiscal 2008 we became a dealer for Mitel, selling their communications systems primarily to smaller properties in the hospitality market thereby opening up a new segment of the market for us.  Additionally, the Mitel product line provides us an opportunity to serve certain hotel chains and management companies who have standardized on the Mitel platform.

Operating Summary.

In the third quarter of fiscal 2008 we earned net income of $591,000 on revenues of $23.2 million compared to net income of $377,000 on revenues of $18.2 million in the third fiscal quarter of last year.    For the first nine months of fiscal 2008, we earned $1.351 million in net income on revenues of $61.9 million compared to net income of $755,000 on revenues of $51.0 million.  These results reflect the successful execution of our strategies discussed above and other contributing factors such as our large equipment and implementation project with the Miami Dade County Public School system (“M-DCPS”) system all of which are discussed in more detail under “Results of Operations” below.

Financial Position Summary.

Since October 31, 2007, our working capital increased approximately 24%.   This is due in part to the receivables associated with the M-DCPS project that have grown rapidly due to the complex procedures required to collect the funds from both the school district and the Federal agency that administers the project funding .  The growth in these receivables has resulted in increased borrowings on our working capital revolver in fiscal 2008.  We discuss these and other financial items in more detail under “Financial Condition” below.

The following discussion presents additional information regarding our financial condition and results of operations for the three- and nine-month periods ended July 31, 2008 and 2007 and should be considered in conjunction with our above comments as well as the “Risk Factors” section below.

Financial Condition

Cash used by operations for the nine months ended July 31, 2008 was $2.8 million.  As stated above, the complex and lengthy procedures required to collect funds on the M-DCPS project has resulted in higher than expected growth in accounts receivable and increased short-term borrowing on our revolving credit facility.  The M-DCPS project is jointly funded by the school district and the Federal Government.  Generally, the school district pays ten percent (10%) of the project plus amounts for certain equipment and services not covered by the program and the federal government pays approximately ninety percent (90%) of the qualifying expenditures.  Under the rules of the program, the Universal Service Administration Company which is the agency tasked with administering this program, cannot release funding until they receive proof of payment from the school district.  These requirements have extended the collection period on these projects beyond our original expectations.  The collection of these accounts is not in question and we are regularly receiving payments on projects, however we do not expect collection of all the proceeds until well into the first quarter of fiscal 2009.

In addition to the cash used by operations, we invested approximately $842,000 in capital projects, including $417,000 in equipment and fixtures, as part of our normal replacement and refurbishment cycles.  Additionally, we invested $424,000 in the continued implementation of Oracle’s eBusiness Suite.  Early in the second fiscal quarter of fiscal 2008, we completed the cutover of the last major functional module to the  Oracle platform.  During the remainder of fiscal 2008, we expect to implement additional features, including sales management, customer relationship management and an online service ticket creation and tracking system.

At July 31, 2008 our total borrowings were $7.5 million, consisting of a mortgage on our headquarters building of $1.4 million and $6.1 million due on our revolving line of credit.  At July 31, 2008 there was $1.4 million available under the revolver to meet working capital needs.  We believe that the current amount of working capital available under our revolving line of credit is sufficient to meet our needs for the remainder of fiscal 2008.  In addition, we believe that should the need arise, we could arrange supplemental short-term financing under acceptable terms and prices.

The table below presents our contractual obligations at July 31, 2008 as well as payment obligations over the next five years:

		Payments due by period
	Total	Less than 1 year	2 – 3 Years	4 – 5 Years
Contractual Obligations
Long-term debt	$1,461,453	$226,680	$1,234,773	$—
Capital lease	470,852	161,435	309,417	—
Operating leases	541,650	299,110	241,580	960
Total	$2,473,955	$687,225	$1,785,770	$960

Results of Operations

In the third quarter of fiscal 2008 our revenues increased $5.0 million or 27% compared to the third quarter last year, and our net income increased $214,000 or 57%.  In the first nine months of the year, our revenues increased $11.0 million or 22% and our earnings increased $596,000 or 79%.  These results primarily reflect increased revenues in all of our major revenue categories coupled with higher margins on sales of equipment.  The narrative below provides further explanation of these results.

Services Revenues.

Our services revenues increased $2.6 million or 27% in the third quarter and $4.9 million or 18% for the year-to-date periods compared to the same periods last year.  Services revenues consist of the following:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2008	2007	2008	2007
Contract & T&M	$7,202,000	$6,745,000	$21,438,000	$19,059,000
Implementation	3,864,000	2,075,000	8,250,000	5,988,000
Cabling	962,000	644,000	2,199,000	1,986,000
Total Services revenues	$12,028,000	$9,464,000	$31,887,000	$27,033,000

Contract and time-and-materials (T&M) revenues increased 7% and 12%respectively in the third quarter and year-to-date periods.  These growth rates reflect slowing growth in our base of commercial contract revenues, weak demand for T&M services throughout fiscal 2008, and the relative stability of our lodging maintenance contract base, which represents approximately 50% of our total Contract and T&M revenues.  As discussed above, one of our primary strategies is to grow our commercial maintenance revenues to improve our profit margins and the predictability of our results.  We are pleased with the continued growth of this part of our business, even though the rate of growth in commercial contract revenues has decreased during fiscal 2008 due to fewer additions of new customer programs.  Under most of our large commercial maintenance contracts, our customer is a network service provider, manufacturer, or a technology integrator who has the direct contractual relationship with the end-user of the equipment.  These customers contract with end-users who are often large, national enterprises to provide a range of services which include servicing the communications equipment and ancillary technology.  Competition is fierce for the opportunity to contract with these large end-users and a range of service delivery issues must be addressed.  This process can take months as details are debated and negotiated.  Once the end user selects their service provider, the contracting process is often prolonged as well.  Finally, the transition of services to a new provider is often stretched out over several months to minimize the impact to the end-user.  Our involvement in this process varies from full participation with our customer in the sales process to being transparent to the end user.  Regardless of our role in the sales process, our ability to impact the pace of decisions and the pace of contract negotiations is usually minimal.  Because of these reasons and the fact that there a only few large opportunities available at any given time, the timing our acquisition of new revenues in this area is unpredictable.  Through the first nine months of fiscal 2008, we are encouraged by the number and size of new service program opportunities. and we are confident that we will eventually incorporate many of these opportunities into our service revenue base.

Throughout fiscal 2008, we have experienced a decline in T&M revenues.  We believe this decline is largely due to macro economic conditions that have slowed the growth of customer workforces and reduced non-essential spending.

Implementation revenues increased 86% and 38%, respectively in the third fiscal quarter and year-to-date periods.  These increases are attributable to growth in systems sales and also reflect M-DCPS system implementations.  The pace of installations at M-DCPS accelerated toward the end of the second fiscal quarter and continued through most of the third quarter generating record implementation revenues for the third fiscal quarter.

Cabling revenues increased 49% and 11%, respectively in the third fiscal quarter and year-to-date periods.  This revenue category was also helped by the surge in installations of systems under the M-DCPS contract as a large portion of the schools required reconfiguration of their communications wiring.

Systems Sales.

In the third quarter of fiscal 2008, systems sales increased approximately $2.0 million or 23% compared to the same period last year.  This increase includes a $1.8 million or 28% increase in sales of systems to commercial customers and a $161,000 or 8% increase in sales of systems to lodging customers.  Year-to-date systems sales increased $5.2 million or 22% compared to last year.  This includes an increase in sales of systems to commercial customers of $5.9 million or 34% and a decrease in sales of systems to lodging customers of $716,000 or 12%.  The increase in sales to commercial customers primarily reflects sales of systems to M-DCPS.  Shipments and installations for M-DCPS accelerated in the last half of the second fiscal quarter and continued strong through most of the third fiscal quarter.  We anticipate completion of this project during our fourth fiscal quarter.  Orders for systems to commercial customers other than M-DCPS are slightly below last year’s pace.  We believe this decline primarily reflects customers extending the sales cycle due to uncertainty in the U.S. economy.

The quarterly growth in sales of systems to lodging customers reflects our continued success in this niche market and the early success of our new Mitel product offering.  The Mitel product line provides us with the opportunity to work with certain hotel chains and property management companies that have standardized on the Mitel product line.  The year-to-date decline in sales of systems to lodging customers is a difficult comparison to fiscal 2007.  Results for fiscal 2007 were beneficially influenced by an acceleration of orders from customers wanting to avoid a mid-year manufacturer’s price increase.  Because of strong order rates in the third fiscal quarter, our year-to-date lodging equipment orders are outpacing last year.

Gross Margins.

The table below presents the gross margins earned on our primary revenue streams:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
Gross Margins	2008	2007	2008	2007
Services revenues	30.4%	30.7%	27.5%	29.6%
Systems sales	26.4%	22.8%	26.1%	23.6%
Other revenues	22.1%	40.9%	62.2%	38.8%
Corporate cost of goods sold	-1.7%	-2.2%	-1.9%	-2.1%
Total	26.7%	24.8%	25.8%	24.9%

The gross margins earned on Services revenues reflect mixed results in this area of our business.  In the third fiscal quarter, record levels of implementation revenues, slight improvement in T&M revenues, and some adjustments in the Services cost structure combined to produce gross margins above 30%, which is a key metric for this portion of our business.  On a year-to-date basis, our Services gross margins are lagging behind last year’s performance and reflect a cost structure based on faster growth.  Consequently, we have made adjustments to our cost structure in the fourth fiscal quarter to continue to address this issue and will continue to monitor the balance between revenue growth and cost structure to try to maintain our targeted profitability levels for this portion of our business.

Gross margins on systems sales in the third fiscal quarter and the year-to-date period were up over last year and exceed our target of 23% to 25% for systems revenues.  This trend is consistent for system sales to our commercial and lodging customers.  We continue to receive strong pricing support from our vendors in the form of project-specific discounts and incentive rebates.  These incentives are material to our gross margins and we work diligently to maximize this support; however, no assurance can be given that future support will continue at historical levels.

The final component of our gross margins is the margins earned on other revenues and our corporate cost of goods sold.  We earn the majority of our other revenues from the sale of Avaya maintenance contracts on which we earn either a commission or gross profit.  We have no continuing service obligation associated with these revenues and gross profits. In the first nine months of the year, we enjoyed significantly higher commission revenues from sales of Avaya maintenance contracts.  These revenues were material to our overall operating income in all periods presented.  This is an unpredictable revenue stream that depends on the expiration dates of existing contracts, installation dates of new systems, the customer type as defined by Avaya, and the number of years that customers contract for services.  Consequently, it is unlikely that we can sustain the results enjoyed in the first three quarters of the fiscal year.  Other revenues may also include sales and cost of goods sold on equipment or services outside our normal provisioning processes. These revenues vary in both sales volume and gross margins earned.  Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.

Our total operating expenses increased $1,246,000 or 32% in the third quarter of fiscal 2008 compared to the third quarter of fiscal 2007.  Operating expenses were 22.1% of revenues in the third quarter compared to 21.3% last year.  Operating expenses increased $2,101,000 or 18% for the year to date period compared to the same period a year ago.  Operating expenses were 21.8% of revenues in the first three quarters of fiscal 2008 compared to 22.4% for the same period last year.  The growth in operating expenses in the third fiscal quarter reflects several factors:

•                  Personnel additions to exploit new managed services opportunities

•                  Increased expenditures to support the Oracle eBusiness platform

•                  Increased board of director fees to support the addition of independent membership to the board

•                  Increased non-cash charges related to stock compensation expense for equity grants provided to management and key employees

•                  Increased amortization of the Oracle platform capitalized costs in associated with the expanded implementation

For the year, operating expenses have been impacted by all of the factors listed above.  Partially offsetting these increases were improved sales and marketing incentives received from manufacturers in the first fiscal quarter.  The incentives we receive from manufacturers to support the sales and marketing of their products come in the form of payments for growth in sales of their products, reimbursement for certain, pre-approved marketing programs, and additions to sales-related headcount.  The amount of these funds was higher than normal in the first quarter due to special growth incentives offered by one of our manufacturers.  These funds returned to normal levels in the second and third quarters.  Our expenditures to promote our managed services business and to support the Oracle platform have exceeded our projection to date in fiscal 2008.  We believe, however that operating expenses will diminish to 18% to 20% of revenues over the next two to four years as we realize economies of scale.

Interest Expense and Other Income.

Net interest and other expense was $96,000 in the third quarter of fiscal 2008 compared to $20,000 in net other expense in the third quarter of fiscal 2007.  Net interest and other expense was $240,000 for the nine-month period ended July 31, 2008 compared to $4,000 in net other expense in the same period last year.  This increase in expense reflects the discontinuation of capitalizing interest expense related to the implementation of the Company’s Oracle platform and higher than average borrowings in the periods presented.

Tax Provision.

We recorded a combined Federal and state tax provision of 39% for both the third quarter of fiscal 2008 and fiscal 2007.  For the nine-month period ended July 31, 2008, we recorded a tax provision of 39% compared to a tax provision of 40% for the first nine months of fiscal 2007.  The tax provision reflects the effective Federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.  Generally, we expect our tax provision rate to be approximately 40%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Changes in interest rates represents the primary market risk relating to our operating results.  We did not use derivative financial instruments for speculative or trading purposes during the three-month period ended July 31, 2008.

Interest Rate Risk.   Due to utilization of variable interest rate debt, we are subject to the risk of fluctuation in interest rates in the normal course of business.  Our credit facility bears interest at a floating rate at either the London Interbank Offered Rate (2.461% at July 31, 2008) plus 1.25% to 2.75% or the bank’s prime rate (5.0% at July 31, 2008) less 0.0% to minus 1.125%.  A hypothetical 1% increase in interest rates would not have a material impact on our financial position or cash flows.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of July 31, 2008 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.  There were no changes in our internal controls or in other factors that could materially affect, or is reasonably likely to materially affect, these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On or about April 8, 2008, Design Business Communications, Inc., d/b/a/ American Telephone (“AMTEL”) filed a claim with the American Arbitration Association against the Company and Hitachi Telecom (USA) Inc. (“HITEL”) alleging a breach of AMTEL’s Authorized Distributorship Agreement with HITEL (the “Distributor Agreement”).  The Company is involved in this matter by virtue of the fact that in 2006, the Company acquired HITEL’s PBX business and agreed to fulfill HITEL’s surviving service obligations to its authorized distributors under their distributor agreements with HITEL.  The AMTEL Distributor Agreement provides that AMTEL may order and the Company shall provide “spare parts, software and third level technical support as required for the maintenance of HITEL PRODUCT for a period of ten years from the ship date of the HITEL PRODUCT.”  In April 2007, AMTEL placed an order with the Company under the Distributor Agreement for 48 new telephones totaling approximately $12,200; however, this product had previously been discontinued by HITEL.   Because this order has not been fulfilled, AMTEL claims that the Company is in breach of the Distributor Agreement and that as a result, AMTEL has suffered damages in the amount of $5 million (for loss of service and spare part revenues; loss of business reputation; loss of customers; and possible claims by AMTEL customers for breach of its service obligations and sales and service warranties).  While HITEL is also contesting AMTEL’s claim, it has notified the Company that it will seek indemnity against the Company under the terms of the 2006 purchase and sale agreement between HITEL and the Company. The Company has offered to assume the defense of HITEL in this matter under a reservation of rights; however HITEL has refused this offer.  The Company is vigorously contesting this matter and, along with HITEL, may seek a stay of the arbitration pending discussions among the parties concerning a possible resolution to AMTEL’s claims. If the arbitration proceeds as scheduled, the Company expects the arbitration to be completed during the first quarter of fiscal 2009.

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

In the first nine months of fiscal 2008, we have seen a decline in order rates for new equipment and for some discretionary (i.e. T&M) services that we offer.  We believe that  these declines are largely due to uncertainty about the condition and near-term future of the U.S. economy.  These uncertainties have caused some customers to delay capital spending.  Should these uncertainties persist or worsen, it is likely that our business would continue to experience the effects.

Our long-term targeted levels of profitability may not be achievable.

In fiscal 2007, we set targets for our net profit margins, measured as net income divided by revenues, to be 4% to 6% within three to five years.  These targets reflected more detailed key financial goals such as consistently earning gross margins on Services revenues in the 30% to 35% range, earning gross margins on total revenues at more than 30%, and lowering operating expenses to less than 20% of revenues.  We believe that economies of scale in our business, particularly in our Services, Sales, Accounting and Administrative functions, will be the key driver toward meeting these financial targets.  To date in fiscal 2008, we have experienced revenue growth of 22%; however we have not realized significant improvements in Services gross margins or in operating expenses when measured as a percent of revenues.  While we continue to believe that our profitability targets will ultimately be achieved as we continue to expand our revenue base, we have yet to prove this operating model through actual results.

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

XETA Technologies, Inc.
(Registrant)

Dated: September 10, 2008	By:	/s/ Greg D. Forrest
Greg D. Forrest
Chief Executive Officer

Dated: September 10, 2008	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.