Form 10-K
period 2008-10-31
XETA TECHNOLOGIES INC
filed 2009-01-23
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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

Yes ☒               No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐               No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the Nasdaq closing price on April 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $33,442,994.

The number of shares outstanding of the registrant’s Common Stock as of December 26, 2008 was 10,240,176.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held April 7, 2009 are incorporated by reference into Part III, Items 10 through 14 hereof.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements relating to future events and our future performance and results.  Many of these statements appear in the discussions under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than those that are purely historical may be forward-looking statements.  Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “may”, “plans,” “believes,” “intends,” “projects,” “estimates,” and similar words or expressions. Forward-looking statements are not guarantees of performance, but rather reflect our current expectations, estimates, and forecasts about the industry and markets in which we operate, and our assumptions and beliefs based upon information currently available to us.  These statements are subject to risks and uncertainties which are difficult to predict or which we are unable to control, including but not limited to such factors as the U.S. economic crisis and its impact on capital spending trends in our markets, the financial condition of our suppliers and changes by them in their distribution strategies and support, our ability to maintain and improve upon current gross profit margins, unpredictable revenue levels from quarter to quarter, continuing acceptance and success of the Mitel product and services offering, intense competition and industry consolidation, dependence upon a few large wholesale customers in our Managed Services offering, the availability and retention of revenue professionals and certified technicians, and other risks and uncertainties specifically discussed under the heading “Risk Factors” under Part I of this report.  As a result of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements.  Consequently, investors are cautioned to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

PART I

ITEM 1.  BUSINESS

Development and Description of Business

XETA Technologies, Inc. (“XETA”, the “Company”, “we”, “us”, or “our”), an Oklahoma corporation formed in 1981, is a leading integrator of advanced cutting edge communications technologies.  Our offerings include a comprehensive array of leading edge products and services.  Our market focus includes enterprise-class communications solutions and managed services, with particular emphasis on converged communications.  We specialize in assisting our customers as they transition from traditional voice telephony to Internet Protocol (“IP”) telephony and application based communication platforms also referred to as “converged communications”.  Our goal is to reduce our customer’s total communications costs and enable them to serve their customers more efficiently through utilization of an array of advanced communications solutions.  These solutions include contact centers, message management systems, unified communications and integrated multi-media applications.

Our market targets include a variety of companies such as enterprise-class multi-location, mid market and large companies located throughout the United States.  We also market our solutions and services to several vertical markets such as the hospitality industry, education, the Federal government, and healthcare.  We provide services through our nationwide network of Company-employed design engineers and service technicians and our 24-hour, 7-days-per-week contact center located at our headquarters in Broken Arrow, Oklahoma.

In fiscal 2008, we continued to focus on three primary strategies:  acquire, penetrate, and retain targeted customers; expand our wholesale service offerings; and improve alignment with our major business partners.

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

Finally, we strive to align our Company’s sales, marketing, and services programs with those of our manufacturing partners.  Avaya and Nortel approach the communications technology market differently and therefore we have assigned separate executive sales management to each manufacturer’s products and services.  Our Avaya sales and marketing efforts focus on partnering with Avaya’s national sales force to sell equipment to large and medium sized enterprises and to sell Avaya implementation and post-warranty maintenance contracts.  Our Nortel initiatives focus on creating relationships with Nortel’s regional sales management to sell equipment and applications.  In addition, we work to deepen our relationships with key decision makers within Nortel’s Global Delivery Services organization to create wholesale service offerings for large Nortel end-users.  Since starting this initiative in late fiscal 2006, we have improved our relationships and penetration with both Nortel and Avaya resulting in a demonstrable increase in equipment and services revenues.

In early fiscal 2008, we became a dealer for Mitel, selling their communications systems primarily to the lodging market.  Mitel provides us an opportunity to reach a market segment not previously services by us..  We expect to leverage our success in the Mitel product line into the commercial market in fiscal 2009.

On January 14, 2009, Nortel filed a voluntary petition for Chapter 11 bankruptcy protection.  As noted throughout this filing, Nortel represents a material business relationship to us.  We market Nortel’s products to our enterprise and lodging customers and they are our largest customer in our wholesale service initiative.  At the time of the filing of this Form 10-K, Nortel has not submitted a plan for reorganization and we are not able to determine the ultimate impact of this development to our operating results.  Based on filings approved by the bankruptcy court which allow Nortel to pay post petition claims, we plan to continue to provide services to Nortel’s end-user customers.  We will continue to carefully monitor developments in this matter and adjust our operating tactics and strategies as appropriate.  For a further discussion related to the risks associated with Nortel’s bankruptcy filing, see the discussion under Item IA.  “Risk Factors” below.

Commercial Systems Sales

We sell communications solutions to the commercial market, school districts, the Federal, and healthcare markets.  These solutions are aimed at maximizing the effectiveness of our customers’ communications systems through the use of advanced technologies.  Through the use of advanced communications technologies our customers can reduce their total communications costs by combining their voice and data traffic on a common infrastructure, and increasing the productivity of their employees through the use of integrated applications.  With the adoption of IP telephony by most enterprise level customers, new applications such as Unified Communications systems are now becoming widely available.  Unified Communications combines voice, voice mail, presence, instant messaging, and video applications and seamlessly integrates them on the desktop with other data applications such as MS Outlook™.  We sell these systems under dealer agreements with Avaya, Nortel and Mitel.  These manufacturers have significant installed bases in the communications equipment market and are migrating their customers from traditional telephony systems to new server based platforms.  We receive incentive payments from the manufacturers that offset certain product costs, training expenses, and specific sales and marketing expenses.  We purchase Avaya and Nortel products through major distributors and receive additional price incentives from these distributors.  These incentive payments are material to our business.  We purchase Mitel systems directly from Mitel to receive additional discounts.  We sell data networking products to the commercial market under non-exclusive dealer agreements with Avaya, Nortel, Cisco Systems Inc., and Hewlett-Packard Company.

Hospitality Products

Communications Systems.  We sell communications systems to the hospitality industry through nationwide, non-exclusive dealer agreements with Avaya, Nortel, and Mitel.  In addition to most of the features available on commercial systems, the systems sold to hospitality customers include hospitality-specific software, which integrates with nearly all aspects of the property’s operations.  We also offer a variety of related products such as voice mail systems, analog telephones, uninterruptible power supplies, announcement systems, and others, most of which also have hospitality-specific features.  The majority of these additional products are sold in conjunction with the sale of new communications systems and with the exception of voicemail systems, are purchased from regional and national suppliers.  In late fiscal 2007 we became a Mitel dealer and began marketing their systems to the hospitality market.  The Mitel product line is very robust and enjoys an excellent reputation.  Our introduction of this new product line has been a success.  The Mitel line provides the Company with the opportunity to approach new customers with established Mitel products in their properties and penetrate deeper into existing customer property portfolios.

Call Accounting Products.  We sell a line of proprietary call accounting products under the Virtual XL®  and Virtual XL.2™ product names.  Introduced in 1998, the “VXL” series is a PC-based system designed to operate on a property’s local or wide area network.  If that network is connected to the Internet, the VXL can also be accessed via an Internet connection.  The original VXL was upgraded to a rack-mounted, server-style system in 2004 and is marketed under the name Virtual XL.2™ (“VXL”)  The VXL systems are our latest in a series of call accounting products we have successfully marketed since the Company’s inception.  Many of those earlier products remain in operation at customer locations and are under maintenance contracts with us or generate time and materials (“T&M”) revenues.  These revenues and the related gross profits are material to our business.

Sales of communications systems and products to the hospitality industry represented 10%, 11%, and 11% of total revenues in fiscal 2008, 2007 and 2006, respectively.  Marriott International, Host Marriott, and other Marriott-affiliated companies (“Marriott”) represent a single customer relationship for our Company and are a major customer to our hospitality business.  Revenues earned from sales of hospitality systems sold to Marriott represented 21%, 32%, and 21% of our sales of hospitality systems in fiscal 2008, 2007, and 2006, respectively.

Services

Services revenue is our largest revenue stream.  Due to its recurring nature and generally higher profitability, this portion of our business is of vital importance to our operating results.  Our services product offering includes nation-wide customer service, project management, professional services, installation, consulting, and structured cabling implementation to support our customers.  The geographic reach and technical breadth of our services organization are key differentiators between us and our competitors.

Our services organization includes our National Service Center (“NSC”) housed at our headquarters in Broken Arrow, Oklahoma.  The NSC supports our commercial and hospitality customers who have purchased maintenance contracts on their systems, as well as other customers who engage us on an hourly or per occurrence basis.  We employ a network of highly trained technicians who are strategically located in major metropolitan areas and can be dispatched by the NSC to support our customers in the field or to install new systems.  We also employ design and implementation engineers (which we refer to as our Professional Services Organization or “PSO”) to design voice, data, and converged networks to meet specific customer requirements.  Much of the work done by the PSO represents pre-sales design and is often not recovered in revenues, this activity represents a significant investment.  We believe, however, that by hiring the most qualified personnel possible and keeping their talents in-house, we create a competitive advantage.

To our non-hospitality end-users of Nortel equipment, we sell XETA maintenance contracts.  Additionally, we aggressively market our services capabilities to existing and potential wholesale customers.  By providing national coverage at competitive hourly rates, the NSC is a valuable resource to wholesale customers by providing geographic coverage and/or technical capabilities to service their customers directly.  Our largest wholesale customer is Nortel.  Nortel has maintenance contracts with many, “Fortune 1000”-type customers.  Nortel outsources much of the on-site service work for these customers to authorized service providers, such as XETA.  Nortel scores our service quality each quarter and according to Nortel, we enjoy the highest ratings of all their authorized service providers.  Our largest wholesale services opportunities are through potential relationships with the Regional Bell Operating Companies (“RBOCs”).  RBOCs are the largest Nortel dealers in the U.S. and as such have large installed bases of customers with Nortel systems.  Under a wholesale customer agreement, the RBOCs use XETA to service customers out of the RBOCs’ regional service area and/or handle overflow work during peak periods.  Our experience to date is that the sales cycle associated with the wholesale service revenue is lengthy.  We must first become qualified with the targeted wholesale partner such as an RBOC or systems integrator.  Once qualified, we must negotiate a master service agreement with the wholesale partner.  When these are accomplished, we can begin to compete with other qualified service providers to win service programs with end-users.  Because most end-users in this segment of the market are large, super-regional or national enterprises, the contracts tend to also be large and highly competitive, leading to high service level requirements and competitive prices.

For Avaya products sold to non-hospitality customers, we sell Avaya’s post-warranty maintenance contracts, for which we earn a commission.  These commissions are recorded as “Other Revenues” in our financial statements and are material to our gross profits and net income.

For Avaya, Nortel, and Mitel communications systems sold to hospitality customers, we sell XETA maintenance agreements.  For our proprietary products, we offer post-warranty service contracts under one-year and multi-year service contracts.  The revenues earned from the sale of our maintenance contracts are an important part of our business model as they provide a predictable stream of profitable recurring revenue.  We earn a significant portion of our recurring service revenues from hospitality customers who maintain service contracts on their systems.

For our distributed products, we typically pass on the manufacturer’s limited warranty, which is generally one year in length.  Labor costs associated with fulfilling the warranty requirements are generally borne by us.  For our proprietary call accounting products sold to the hospitality industry, we provide a limited one-year parts and labor warranty.

Marketing

We market our products and services primarily through our direct sales force to a wide variety of customers including large national companies, mid-size companies, hospitality industry, education market, Federal government, and the healthcare industry.  Because the technology we sell is typically an application running on an existing data network, the focus of our marketing efforts has had to adjust toward data networking decision makers, many of whom are at the executive level of their organization .  These executives may have long-standing relationships with their data products and services dealers.

In addition to marketing directly to end-users, an important aspect of our marketing effort centers on our relationships with our manufacturers.  As a national dealer, we have certain technical and geographical capabilities that help differentiate us in the marketplace and we aggressively market these capabilities to Avaya, Nortel, and Mitel.  The manufacturers utilize us in a variety of ways, from fulfilling certain customer orders to handling entire customer relationships.  We have carefully positioned ourselves as a leading dealer by achieving the highest level of certification with each manufacturer, building our in-house engineering capabilities, providing nationwide implementation services, and through access to our 24-hour, 7 days-per-week service center.

Our marketing efforts to the hospitality industry rely heavily on our experience and reputation in that industry.  Over the course of serving this market for more than 27 years, we have built strong long-term relationships with a wide range of key decision makers responsible for the purchase of hotel communications technology.  We have relationships with nearly all hotel chains and major hospitality property management companies.  These relationships are key to our success and we target our hospitality marketing efforts at strengthening and deepening those.  Last year we began marketing the Mitel product line to the hospitality industry.  This new product line allowed us to expand our already leading market position by providing us an opportunity to talk with lodging industry buying channels who have previously standardized on the Mitel product line and were not previously potential customers for us.  It also gave us the opportunity to approach existing customers about additional hotel segments that require a lower price point communications server.  Finally, in a few instances during the year we were able to use Mitel products to meet customer demands for rapid installations of new systems when other manufacturer products would not be available in time.

Competition

Commercial.  The market for Commercial communications systems, applications and services is rapidly evolving due to the convergence of voice and data networks and the speed at which new applications are being introduced.  Our market has always been highly competitive, as both Avaya and Nortel have extensive dealer organizations, including the Regional Bell Operating Companies, nationwide dealers similar to us, and smaller regional dealers.  In addition to Avaya and Nortel dealers, we also face competition from dealers of other communications’ technology manufacturers such as Cisco Systems, Inc., ShorTel, Inc., and NEC Corporation.  With the addition of data products dealers, particularly Cisco dealers, competition has been increased.  Many of our new competitors have long-standing relationships with the Information Technology (“IT”) decision makers of our customers, increasing the fierceness of the competition.

Hospitality.  We face similar competitive pressures to those discussed above in our hospitality business.  However, since the hospitality market is a small niche market, we believe our most effective advantages are the performance and reliability of our proprietary Call accounting systems and our high level of service commitment to this niche market.

Manufacturing

We assemble the Virtual XL® and Virtual XL.2™ systems, our proprietary call accounting systems, which are sold exclusively to the hospitality industry.  We assemble these systems from an inventory of components, parts and sub-assemblies obtained from various suppliers.  These components are purchased from a variety of regional and national distributors at prices that fluctuate based on demand and volumes purchased.  Some components, although widely distributed, are manufactured by a single, usually foreign, source and are therefore subject to shortages and price fluctuations if manufacturing is interrupted.  We maintain adequate inventories of components to mitigate short-term shortages and believe the ultimate risk of long-term shortages is minimal.

We use outside contractors to assemble our proprietary printed circuit boards that are part of our proprietary call accounting systems.  The components and blank circuit boards are purchased, inventoried, and supplied to the outside contractors for assembly and quality-control testing.  We perform various quality-control procedures, including powering up completed systems and allowing them to “burn in” before being assembled into a final unit for a specific customer, and performing final testing prior to shipment.

All of the other products we sell are purchased as finished goods from the manufacturers’ distributors.

Employees

We employed 361 and 364 employees at December 1, 2008 and 2007, respectively.

Copyrights, Patents And Trademarks

We own registered United States trademarks on the following names for use in the marketing of our hospitality services and systems: “XETA,” “XPERT,” “XL,” “Virtual XL,” and “XTRAMILE”.  All of these trademarks are registered on the principal register of the United States Patent and Trademark Office.

ITEM 1A.  RISK FACTORS

Our business and prospects are subject to risks and uncertainties. The following items are representative of the risks, uncertainties and assumptions that could affect our business, future performance and the outcome of our forward-looking statements.

Our business is affected by capital spending. Current economic conditions and the ability of our customers to access credit may reduce capital spending over the next twelve months and beyond.

The U.S. economy is mired in a recessionary contraction.  Credit availability is limited for nearly all enterprises and the outlook for corporate profits is uncertain.  These factors are contributing to a high degree of ambiguity concerning capital spending in 2009.  Because our business depends on capital spending for technology and equipment, we may experience a decline in demand for our products.  Such a decline may have a material, negative impact on our operating results and financial condition.

Our revenue for a particular period is difficult to predict, and a shortfall in revenue can harm our operating results.

Our systems sales, implementation, cabling, and other revenues for a particular quarter are difficult to predict.  Our total revenues may decline or grow at a slower rate than in past periods.  We have experienced periods during which shipments have exceeded net bookings, or manufacturing issues have delayed shipments, resulting in erratic revenues.  The timing of large orders, primarily in our systems sales, can also impact our quarter to quarter business and operating results.  From time to time, we receive large orders that have a significant effect on our operating results for the period that the revenue is recognized.  The timing of such orders is difficult to predict, and the timing of revenue recognition from such orders may result in period-to-period changes in net sales. As a result, our operating results could vary materially from quarter to quarter based on the receipt of such orders, and the ultimate recognition of revenue.  We set our operating expenses based primarily on forecasted revenues.  An unexpected shortfall in revenues could lead to lower than expected operating results if we are unable to quickly reduce these fixed expenses in response to short-term business changes.  Any of these factors could have a material adverse impact on our operations and financial results.

The lack of available credit may impair our ability to expand our business through acquisition.

Because of the uncertainty in the credit markets and the lack of credit available through traditional lending institutions, it may be difficult for us to finance acquisitions with traditional senior debt.  Despite our improved operating results, strong cash flows and low debt, our ability to secure senior debt financing is subject to the same limitations and costs affecting the market as a whole.

We believe that the combination of improved working capital, moderate levels of senior debt, and alternative methods of acquisition financing, such as seller notes and equity, will be sufficient to accomplish our goals for inorganic expansion in fiscal 2009.  However, there is no assurance that these sources of capital will materialize and/or be sufficient to pursue all the acquisition opportunities considered in the best interest of the Company.  As a result we may be unable to pursue certain reasonably priced, synergistic opportunities.

Nortel’s Chapter 11 bankruptcy filing may result in both a short-term and long-term financial loss for the Company.

Nortel filed a voluntary petition for Chapter 11 bankruptcy protection on January 14, 2009.  At the time of the filing the Company was owed approximately $500,000 in billed accounts receivable and approximately $100,000 in services rendered but not yet billed (“pre-petition claims”).  Nortel was current in its payments to us at the time of their filing.  Based on filings approved by the bankruptcy court which allow Nortel to pay for post-petition business operations, we plan to continue to provide services to Nortel’s end-user customers under our wholesale service relationship which currently produces approximately $3 million in annual revenues. If our pre-petition claims are not collectible either in whole or in large, we could experience material, negative operating results in the near term.  Furthermore, it is impossible to know with certainty what the long term impact of Nortel’s bankruptcy filing will have on our managed services revenues or our Nortel equipment business.  However, our ongoing revenues and future financial results could be materially impaired in the event that Nortel is unable to fund its future operations; end-users elect to abandon their Nortel equipment for other products; Nortel implements dramatic changes to its business plan and strategies which negatively impact our relationship with Nortel as a business partner and/or vendor; the U.S. and global economic crisis negatively impacts Nortel’s ability to reorganize successfully; and/or Nortel is unable to continue as debtor in possession or to emerge from bankruptcy.

Telephone service in hotel rooms is now a net cost to most hotels and feature rich voice applications are of modest value in most hospitality locations.  As a result, the value of our product and service offerings to this market is declining.

Increasing use of cell phones by guests has caused a rapid decline in hotels’ revenues and gross profits earned from long distance and other telephone-related fees.  This development has severely reduced the importance of PBX and call accounting systems in hotels.  Additionally, many of the new voice applications have limited value in the hospitality market.  As a result, there is not a compelling financial reason or guest-driven need to replace existing equipment.  The primary uses of guest room phones are to access hotel amenities such as the front desk or room service or to call other guests.  Additionally, guest room phones are necessary to satisfy laws mandating access to 911 services in all guest rooms.  We believe that manufacturers who enjoy a significant share of the installed base of systems in the lodging market will develop low cost, shared, network dial tone that will meet the needs of hotel properties at prices that will produce a sufficient return on their investment.  While we are carefully monitoring these developments and are communicating frequently with the manufacturers on this subject, there is no assurance that hotels spending on PBX and call accounting systems and associated maintenance services will not continue to drop dramatically resulting in a material, negative impact our operating results.

Success in our overall strategy, a key component of which is to focus on the marketing of advanced communications products and applications and related services, may be difficult or even prevented by a variety of factors.

Expansion of our net profit margins and increasing our shareholders’ return on investment over the long term is highly dependent upon our ability to become a leader in the sale, implementation, and ongoing maintenance of advanced communications.  Because of their sophistication and complex integration with both network and desktop software applications, including Microsoft Office products such as Outlook, these products are expected to earn higher margins than our current products  To succeed in these evolving markets, we must continue to:  train our sales employees on the capabilities and technical specifications of these new technologies; train our services employees to service these new products and applications; develop relationships with new types of qualified service providers to supplement our internal capabilities; and develop new relationships with different disciplines and at higher management levels within our customers’ organizations.

Additionally, because these technologies are still in the early stages of market acceptance, we cannot predict whether: (i) the demand for advanced communications products, applications, and services, including IP telephony systems and UC, will grow as fast as anticipated; (ii) other new technologies may cause the market to evolve in a manner different than we expect; or (iii) technologies developed by manufacturers that we do not represent may become more accepted as the industry standard.

Finally, we cannot predict the impact of the current economic slowdown on the adoption of these technologies.  We believe that most customers will likely limit their capital investments to those with anticipated paybacks of one year or less.  While UC and other voice applications are predicted to enhance user productivity and improve the security of certain intra-company communications, the return rate on these investments is yet unproven, therefore customers may choose to wait to invest.

We may experience severe declines in our service revenues from the loss of a major wholesale services customer.

Our wholesale service revenues are generated from a few large customers who contract with us to provide a variety of services for specific end-user customers.  Typically, the end-user customer is a large corporation as well.  Our experience to date in these arrangements indicates that we may experience severe reductions in service revenues in the event that either the end-user or our customer selects a different service provider or changes their operating strategy regarding the delivery of these services.  The loss of one of our wholesale managed service customers could have a sudden, material, adverse effect on our operating results.

Our manufacturers could change their incentive programs, which may affect our operating results.

We participate in various incentive programs with all of our major manufacturers.  The payments we receive under these programs are material to our operating results.  Our manufacturers could alter or discontinue these programs without notice, which could have a material, adverse effect on our operating results.

Microsoft Corporation has entered the UC market, which could result in significant disruption to the current communications market landscape.

Microsoft Corporation (“Microsoft”) has announced several new products that will compete directly with existing Avaya and Nortel applications.  Microsoft represents a significant entrant into the converged communications market and may cause a considerable disruption to our strategy of aligning our efforts with Avaya and Nortel.  The timing and quality of our response to Microsoft’s entrance into the market, the quality of Microsoft’s new products, and market acceptance of these products may result in positive or negative impact on our business results.

We face intense competition fueled by rapid changes in the technologies and markets in which we operate.

The market for our products and services is highly competitive and subject to rapidly changing technologies.  As the industry evolves and new technologies and products are introduced, new participants enter the market and existing competitors search for ways to strengthen their positions and expand their offerings.  There is a developing trend toward consolidation, which could result in the creation of stronger competitors better able to compete as a sole-source vendor for customers.  While we believe that through our transformation and expansion during the last few years, we are well positioned to compete effectively in the marketplace, our failure to maintain or enhance this position could adversely affect our business and results of operations.

The success of our business depends significantly upon our ability to retain and recruit highly skilled personnel.

Our ability to attract, train, motivate and retain highly skilled and qualified technical and sales personnel is critical to our success.  Competition for such employees in the rapidly changing communications industry is fierce.  As we have transformed our company into an integrator of advanced communications solutions we have invested heavily in the hiring and training of personnel to sell and service our portfolio of products and services.  If we are unable to retain our skilled employees or to hire additional qualified personnel as needed, it could adversely impact our ability to implement our strategies efficiently and effectively.

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

The loss of our highest level dealer certifications with any of our manufacturers could negatively impact our ability to differentiate our products and services in the market and could negatively impact our operating results.

We hold the highest level of dealer certifications with Avaya, Nortel, and Mitel.  These certifications are based on technical and sales capabilities and purchasing volumes and are reviewed annually.  We emphasize the fact that we are one of the few providers in our market to have the highest certification level with each manufacturer and we believe that this is a significant differentiator with some customers who have two or more of the manufacturers’ products in their installed base.  Additionally, as a result of these certifications we receive enhanced manufacturer incentive payments which are material to our operating statements.  While we expect to be able to maintain the technical capabilities, sales skill sets, and purchasing volumes to maintain our statuses, a downgrade in our status could have a material impact on our reputation in the market, which in turn could negatively impact our operating results.

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

Compliance with new corporate governance and accounting regulations may require a material increase in our operating expenses beginning in fiscal 2010.

We are required to comply with a host of government-mandated corporate governance and accounting regulations, the most significant of which is section 404 of the Sarbanes-Oxley Act of 2002.  Under the current guidelines issued by the Securities and Exchange Commission, our auditors must attest on our report on internal controls over financial reporting beginning in the year ended October 31, 2010.  We believe, based on new guidance provided to small public companies from the Public Companies Accounting Oversight Board and discussions with our external auditors and consultants in this field, that expenditures required to comply with these regulations will not be material to our overall operating results.  However, since we have not been subject to this requirement in the past, we cannot provide assurance that we will not incur significant unexpected costs which could materially impact our operating results.  Additionally, the Financial Accounting Standards Board (“FASB”) has issued new accounting standards related to fair value and business combination accounting.  These rules require significantly different accounting treatment for some items that are common in business combinations and as such, our financial results could be materially different for future acquisitions.

A significant portion of our expected growth in services revenues is dependent upon our relationship with a few wholesale customers.

Much of the current growth in our services business is coming from a few customers as they use us as a subcontractor to service many of their high profile end-user customers.  We believe our relationship with these companies is strong and to date our service ratings with them have been excellent.  However, our experience to date is that the end-users’ decisions to maintain their service agreements with our customers are dependent primarily on cost and other factors which are not under our control.  Therefore we can provide no assurance that we will not experience sudden declines in our recurring service revenues due to the loss of large service contracts by our wholesale customers.

Hitachi’s decision to cease manufacturing communications systems for the hospitality market has caused some uncertainty with respect to our future relationship with our Hitachi installed base of hospitality customers.

Hitachi, once one of the leading suppliers of traditional PBX systems to the hospitality market, ceased selling systems for this market in March 2005.  We have many long-time hospitality customers with significant portfolios of Hitachi systems in their hotels.  We have several hundred Hitachi systems under service contracts producing recurring contract revenues and gross profits for our business.  Over the next six to seven years, most of these customers will have to transition their communications systems to new platforms, presenting a risk to us that another vendor may be selected to service their communications systems.  Our entry into the Mitel product line is in part a response to Hitachi’s exit of the hospitality market.

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

We are connecting our products to our customers’ computer networks and integrating these products to existing customer-owned software applications such as the Microsoft Office Suite of desktop software.  In most cases, we are integrating our products to mission-critical networks and systems owned by the customer such as contact centers.  Problems with the implementation of these products could cause disruption and loss of revenues and gross profits to our customers’ entire operations.

Unlike traditional stand-alone voice systems, new IP-based products and advanced voice applications are typically connected to our customers’ existing local and wide area networks.  While we believe the risk of our products disrupting other traffic or operations on these networks is low, such problems could occur, which could cause significant disruption to our customers’ operations, including potentially a loss of revenue, or the inability to access critical services such as 911 emergency services.  These disruptions, in turn, could result in reduced customer satisfaction, delays in payments from customers for products and services purchased, damage to our reputation, and potential liabilities.

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

We sell communications systems under dealer agreements with Avaya, Nortel, and Mitel.  We are a major dealer for all three and we consider our relationship with them to be good.  Nevertheless, if our strategic relationship with our manufacturers were to be terminated prematurely or unexpectedly, our operating results would be adversely impacted.  Furthermore, these agreements require that we meet certain volume commitments to earn the pricing structure provided in the dealer agreements.  Failure to meet these requirements could cause material adverse consequences to our gross margins and overall operating results.

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

Under Statement of Financial Accounting Standard No. 142, “Goodwill and Other Intangible Assets”, we are required to evaluate the fair value of each of our reporting units annually to determine if the fair value is less than the carrying value of those reporting units.  If we determine that is the case, then an impairment loss will be recorded in our statement of operations.  The determination of fair value is a highly subjective exercise and can produce significantly different results based on the assumptions used and methodologies employed.  It is likely that if our financial results were to decline substantially and if macroeconomic conditions eroded, we would have to record a non-cash impairment loss in our statement of operations.

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

Our corporate headquarters and NSC are located in northeastern Oklahoma, a region known as “tornado alley”.  The region is also frequently the victim of significant ice storms.  A significant natural disaster, such as a tornado or prolonged ice storm, could have a material adverse impact on our business, operating results, and financial condition.  In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, hacking, and similar disruptions from unauthorized tampering of our computer systems. Any such event could also cause a similar material adverse impact.  In addition, acts of war or terrorism could have a material adverse impact on our business, operating results, and financial condition.  The continued threat of terrorism and associated security and military response, or any future acts of terrorism may further disrupt our national economy and create further uncertainties.  To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or impact the assembly or shipment of our products, business, operating results and financial condition could be materially and adversely affected.

We may be subject to infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling certain products and services.

Third parties, including customers, may assert claims or initiate legal action against our manufacturers, suppliers,

customers or us, alleging that the products we sell infringe on another’s proprietary rights.  Regardless of merit, such claims can be time-consuming, expensive, and/or require us to enter into costly license agreements.  In some instances, a successful claim could prevent us from selling a particular product or service.  We have not conducted patent searches on the third party-products we distribute to independently determine if they infringe upon another’s proprietary rights; nor would it be practical or cost-effective for us to do so.  Rather, we rely on infringement indemnities provided by the equipment manufacturers.  However, because these indemnities are not absolute and in some instances have limits of coverage, no assurance can be given that in the event of a claim, our indemnification by the equipment manufacturer will be adequate to hold us harmless or that we are entitled to indemnification by the equipment manufacturer.

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

In addition to the specific factors discussed above, we are subject to risks that are inherent to doing business.  These include growth rates, general economic and political conditions, customer satisfaction with the quality of our services, costs of obtaining insurance, unexpected death of key employees, changes in employment laws and regulations, changes in tax laws and regulations, and other events that can impact revenues and the cost of doing business.

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

We have additional leased facilities located near St. Louis, Missouri.  In addition to our primary warehouse and shipping operation, this facility houses sales staff, technical design, professional services and installation support personnel.  Our Seattle branch office is located in leased office space in Bellevue, Washington, a suburb of Seattle.  This facility houses sales and technical personnel.  We also lease other office space throughout the U.S. for sales, consulting, and technical staff.

ITEM 3.  LEGAL PROCEEDINGS

In April 2008, Design Business Communications, Inc., d/b/a/ American Telephone (“AMTEL”) filed a claim with the American Arbitration Association against us and Hitachi Telecom (USA) Inc. (“HITEL”) alleging a breach of AMTEL’s Authorized Distributorship Agreement with HITEL (“Distributor Agreement”).  We are named as a defendant in this matter because we acquired HITEL’s PBX business in 2006 and as part of that transaction, agreed to fulfill HITEL’s surviving service obligations to its authorized distributors under their distributor agreements with HITEL.  The AMTEL Distributor Agreement provides that AMTEL may order and HITEL shall provide “spare parts, software and third level technical support as required for the maintenance of HITEL PRODUCT for a period of ten years from the ship date of the HITEL PRODUCT.”  In April 2007, AMTEL placed a $12,000 order with us (as the party responsible for fulfilling HITEL’s surviving service obligations) under the Distributor Agreement for 48 new telephones, a product that had been previously discontinued by HITEL.  Because we do not believe that this order falls within the scope of obligations under the Distributor Agreement, we did not fulfill the order and AMTEL filed suit claiming breach of the Distributor Agreement.  AMTEL seeks damages as a result of the alleged breach in the amount of $5 million (for loss of service and spare part revenues; loss of business reputation; loss of customers; and possible claims by AMTEL customers for breach of its service obligations and sales and service warranties).  While HITEL is also contesting AMTEL’s claim, it has notified us that it will seek indemnity against us under the terms of the 2006 purchase and sale agreement between us and HITEL.

We are vigorously contesting AMTEL’s claim and in November 2008, all three parties to the arbitration signed a settlement agreement pursuant to which we have agreed to deliver to AMTEL a certain number of new phone sets in exchange for an agreed upon payment by AMTEL.  The settlement agreement provides us 120 days from the date of execution of the agreement to deliver the phones to AMTEL, and AMTEL has 30 days from the date of their receipt to pay for the phones.  In accordance with the terms of the settlement agreement, AMTEL has filed a dismissal of the arbitration without prejudice; and within ten days after receiving the phones from us, AMTEL is obligated to file a dismissal of the arbitration proceeding with prejudice.  Our ability to fulfill our obligations under the settlement agreement depends upon the performance of a third party who has agreed to manufacture the discontinued phones.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Global Market under the symbol “XETA.”  The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq Global Market.

	2008		2007
Quarter Ended:	High	Low	High	Low
January 31	$4.89	$3.70	$4.00	$2.76
April 30	$4.59	$3.03	$3.80	$2.79
July 31	$4.12	$2.90	$3.78	$2.99
October 31	$3.50	$1.19	$4.00	$2.64

We have never paid cash dividends on our Common Stock.  Payment of cash dividends is dependent upon our earnings, capital requirements, overall financial condition and other factors deemed relevant by the Board of Directors.  Currently, we are prohibited by our credit facility from paying cash dividends.

On October 29, 2008 we announced that our Board of Directors had approved a stock repurchase program in which up to $1,000,000 could be used to repurchase our common stock in open market.  The timing and amount of any repurchases will be based on various factors, including general market conditions, the market price of our common stock, Company-imposed black-out periods during which the Company and its insiders are prohibited from trading in XETA common stock and management’s assessment of our financial position and liquidity.  The announcement also stated that the program could be modified, suspended, extended or terminated by the Company at any time without prior notice.  As of December 26, 2008 the Company had purchased 13,481 shares at an average cost of $1.86 per share and $25,136 had been spent under the program

As of January 6, 2009, there were approximately 164 shareholders of record.  Since many of the Company’s shareholders hold their shares in “street name,” meaning that their shares are held in the name of their brokerage firms for the account of the individual shareholder, we estimate the actual number of shareholders to be at least over 2,000.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	663,200		$6.46	1,728,543	(1)
Equity compensation plans not approved by security holders	630,000	(2)	$6.48	0
Total	1,293,200		$6.47	1.728,543

(1)    Includes 1,461,710 and 266,833 shares available under the 2004 Plan and 2000 Plan, respectively.  The 2004 Plan includes an evergreen feature in which 3% of the total outstanding shares are added to the total shares available for issuance.  The evergreen feature does not apply to incentive stock options.  Consequently, there are 329,656 and 266,833 shares available to be issued as incentive stock options under the 2004 Plan and 2000 Plan, respectively.

(2)    All of these options were granted as part of an initial compensation package to an officer upon his hiring.  These options vested over three years, and are exercisable until June 16, 2009.

ITEM 6.  SELECTED FINANCIAL DATA

For the Year Ended October 31,	2008	2007	2006	2005	2004
	(Amounts in thousands, except per share data)
Results of Operations
Systems sales	$38,900	$31,846	$29,249	$27,943	$31,341
Services	43,484	37,297	29,894	28,241	26,493
Other revenues	1,937	950	822	1,819	993
Net Sales and Services Revenues	84,321	70,093	59,965	58,003	58,827

Cost of systems sales	28,720	24,216	22,162	20,978	23,914
Services costs	31,179	25,877	21,645	20,008	19,120
Cost of other revenues and corporate COGS	2,166	1,792	1,424	2,073	1,530
Total Cost of Sales	62,065	51,885	45,231	43,059	44,564

Gross Profit	22,256	18,208	14,734	14,944	14,263
Operating expenses	18,565	15,791	13,398	14,186	11,652
Income from operations	3,691	2,417	1,336	758	2,611
Interest and other income (expense)	(311)	(44)	(128)	57	32
Income before taxes	3,380	2,373	1,208	815	2,643
Provision for taxes	1,324	941	490	321	1,035
Net Income	$2,056	$1,432	$718	$494	$1,608

Earnings per share – Basic	$0.20	$0.14	$0.07	$0.05	$0.16
Earnings per share – Diluted	$0.20	$0.14	$0.07	$0.05	$0.16
Weighted Average Common Shares Outstanding	10,250	10,215	10,180	10,087	10,009
Weighted Average Common Share Equivalents	10,250	10,215	10,210	10,117	10,157

As of October 31,	2008	2007	2006	2005	2004
Balance Sheet Data:
Working capital	$9,361	$8,502	$6,311	$4,668	$4,465
Total assets	66,393	60,096	55,913	56,207	53,556
Long term debt, less current portion	1,183	1,355	1,526	1,697	2,820
Shareholders’ equity	41,837	39,439	37,885	37,098	36,304

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In  fiscal 2008 earnings grew 44% on growth in revenues of 20% as we shipped and installed the largest order in our history while continuing to execute on strategies to focus on our target customers, increase our services revenues, and align our sales efforts with our manufacturers’ go-to-market strategies.  In November 2007, we announced the award of a series of orders from Miami-Dade County Public Schools (“M-DCPS”) to sell and install new communications systems at approximately 160 schools in the M-DCPS district.  The order was valued at over $13 million including equipment, implementation, professional services, cabling and on-going maintenance revenues.

We also enjoyed strong growth in our lodging business as a result of the robust new construction environment through most of the fiscal year and the successful roll-out of our Mitel product and service offering.  We began selling Mitel products late in fiscal 2007.  Mitel products are well-established in the lodging market and we were successful during the year in capturing market share from new and existing customers as a result of carrying Mitel products.

Our services business grew 17% during the year through a combination of increased implementation revenues, primarily from the M-DCPS contract and additional growth in our managed services business.  Increasing our base of recurring revenues through both direct and wholesale services offerings is one of our key strategies.  The rate of growth of these revenues dropped sharply in fiscal 2008 compared to fiscal 2007 reflecting some attrition in our wholesale partners’ service programs and some difficulty in landing new large programs.  We are continuing to invest in the growth of this area of our business and expect improved growth rates in fiscal 2009 as we expand our presence with existing and new partners and as economic pressures increase the level of service outsourcing by end-users.

Based on current U.S. and global economic conditions and the restrictions on credit, we expect fiscal 2009 to be a challenging year.  We have taken prudent steps to trim our workforce and reduce discretionary costs.  We are optimistic that the challenging environment will present some opportunities for us as many end-users may choose to maintain their current systems rather than replace them, and large users give stronger consideration to out-sourcing the support of their voice networks to shed high labor costs within their organizations.  Additionally, we are focusing our marketing efforts and sales calls on high return on investment applications that will help companies lower their costs in the current environment.  Finally, we believe consolidation of the dealer community may accelerate as the tight economy pressures liquidity and exposes weak operating models.  We are actively reviewing potential acquisitive growth opportunities and those opportunities have increased.  No assurance can be given, however, that these opportunities will prove worthwhile, can be purchased at reasonable prices, and/or that we can assemble sufficient capital through combinations of senior debt facilities, equity placements, seller financing, and/or other viable methods.

The discussion that follows provides more details regarding the factors and trends that affected our financial results, liquidity, and capital resources in fiscal 2008 when compared to the previous year.

Results of Operations

FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007.

Revenues for fiscal 2008 were $84.3 million compared to $70.1 million in fiscal 2007, a 20% increase.  Net income for fiscal 2008 was $2,056,000 compared to $1,432,000 in fiscal 2007.  Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2008.

Services Revenues.  Revenues earned from our services business were $43.5 million in fiscal 2008 compared to $37.3 million in fiscal 2007, a 17% increase.  This growth reflects a 10% or $2.7 million increase in recurring services revenues, a 35% or $2.8 million increase in implementation revenues, and a 24% or $619,000 increase in structured cabling revenues.

The increases in our recurring services business, which includes revenues earned from maintenance contracts and time and materials (“T&M”) based charges, consisted of growth in our contract maintenance revenues of 18%, partially offset by lower T&M revenues of 9%.  The growth rate in contract revenues in fiscal 2008 was lower than expected due to lower growth in commercial contract revenues.  Most of our efforts to increase our services revenues are focused on our commercial services offerings, particularly our wholesale managed services offerings in which we partner with Nortel, network services companies, and systems integrators to provide a variety of technical services to our partners’ end-user customers.  We have invested heavily in sales and technical resources to create opportunities with current and potential wholesale partners.  Once those relationships are established, we typically market our capabilities jointly with our partners to end-users who are requesting bids for new services or who are renewing existing contracts.  This is a highly competitive market and end-users can demand both favorable pricing and high service levels because of their size and prominence.  In most cases, our service performance is measured monthly, quarterly and/or annually by our wholesale partner.  To date, our service ratings have been excellent.  However, our experience to date indicates that excellent service ratings are expected from end-users, but pricing continues to drive most decisions.  As a result, we have limited influence in contract negotiations between our wholesale partners and end-users.  This is a key difference between our direct and wholesale service offerings.  Our experience to date indicates that the growth in our wholesale services business will likely be choppy and will include large contract wins being partially mitigated by occasional large contract losses and the losses will likely be out of our control.

The growth in our implementation revenues in fiscal 2008 was due to the M-DCPS contract, which provided over $3 million in implementation revenues.  These higher revenues resulted in improved utilization of services personnel and helped to absorb the fixed cost structure in this portion of our services organization.

Our structured cabling business grew by approximately 24% to $3.2 million in fiscal 2008.  About one-half of the growth in structured cabling revenues related to the M-DCPS contract.  In some school locations, the school system was required to install their new PBX systems in a new, more secure location in the school.  The cost to rewire the building to support this requirement was included on some of the orders.  The remainder of the growth in structured cabling was due to increased new construction and remodeling that occurred prior to the economic downturn and continued market acceptance of our nationwide structured cabling service offering.

Systems Sales.  Sales of systems were $38.9 million in fiscal 2008 compared to $31.9 million in fiscal 2007, a 22% increase.  Sales of systems to commercial customers were $30.3 million in fiscal 2008, a 27% increase compared to fiscal 2007.  Sales of systems to hospitality customers were $8.6 million in fiscal 2008, an 8% increase compared to the prior year.

The increase in sales of systems to commercial customers is attributable to the M-DCPS contract which produced $9.4 million in equipment revenues during fiscal 2008.  Under the terms of the M-DCPS contract, we installed 166 new Avaya PBX systems at schools across the district who qualified for the Federal E-rate funding program.  Under the E-Rate program, the school district submits a proposal to the Federal agency that administers the program for the acquisition and installation of qualifying equipment at its schools which qualify for high levels of Federal assistance under the school lunch program.  Under the program, the school district pays for 10% of qualifying equipment and installation and 100% of any non-qualifying equipment or services.  As previously stated, we recognized all of the revenue from these orders in fiscal 2008.

The increase in lodging equipment sales was due to improved penetration into existing accounts and new customer acquisition.  The lodging market is relatively mature, but a healthy new construction market and our introduction of the Mitel product line as part our equipment and service offerings combined to generate new opportunities for us throughout the year.

Fiscal 2009 may be a challenging year for selling new systems to both the commercial and lodging markets, although existing construction projects in the lodging industry may continue to drive demand in this sector for another six to nine months.  Most U.S. businesses are experiencing some level of difficulty in the current economic recession and capital budgets are being reduced sharply.  Recent forecasts for growth in capital spending on IT related products in 2009 were reduced from around 6% to just over 1%.  While we have not seen such a rapid decline in our order rates as of the date of this report, there can be no assurance given that our equipment business will not suffer a sudden and severe decline in 2009.

Other Revenues.  Other revenues were $1,937,000 in fiscal 2008 compared to $951,000 in fiscal 2007.  Other revenues consist of commissions earned on the sale of Avaya maintenance contracts and sales of equipment and/or services made outside of our normal provisioning processes.  The increase in other revenues is attributable to an increase in the sales of Avaya post-warranty maintenance contracts.  Under our dealer agreement with Avaya, we are incentivized to market their maintenance contracts to the Avaya customer base.  We are paid a commission on these contracts based on the size and length of the contract and the underlying equipment covered under the agreement.  Sales of products provisioned outside of our normal processes generally reflects sales of phone sets to hospitality customers in which we earn a small, flat, per-phone profit on the transaction.  Other revenues also include restocking fees earned on canceled orders.

Gross Margins.  Gross margins were 26.4% in fiscal 2008 compared to 26.0% in fiscal 2007.

The gross margins earned on services revenues were 28.3% in fiscal 2008 compared to 30.6% in fiscal 2007.  The margins earned on services revenues in fiscal 2008 were below our target for these revenues.  Gross margins on services were negatively affected by the slow-down in the growth rate of recurring services revenues.  This slow-down began in the first quarter of fiscal 2008 as our MAC/T&M revenues declined dramatically and the rate of growth in new wholesale services programs declined from fiscal 2007 levels.  Because these revenues grew rapidly in the second half of fiscal 2007, the cost structure to support these revenues was growing rapidly as we entered the year.  This momentum in cost build-up coupled with a sharp decline in the growth rate combined to produce lower than expected gross margins.  As we adjusted the cost structure and as revenues rationalized in the second half of the year, our margins improved.  Services margins in the second half of fiscal 2008 were also helped by stronger implementation and structured cabling revenues as a compressed M-DCPS installation schedule pushed more installations of systems into the third quarter and first half of the fourth quarter.

Gross margins on systems sales were 26.2% in fiscal 2008 compared to 24.0% in fiscal 2007.  These margins are slightly higher than our expectations and reflect our continued focus on systems sales margins through controls around contract acceptance and margin reviews.  We also work closely with both our manufacturers and our product distributors to maximize vendor support through their rebate, promotion, and competitive discount programs.  These programs have been relatively unchanged for the past three fiscal years allowing us to maximize our capture of these discounts and rebates.  Despite producing higher margins on systems sales in fiscal 2008, this remains a highly competitive market and downward margin pressure is a constant in this segment of our business.  We continue to believe that the techniques and disciplines we have employed over the last three fiscal years will enable us to maintain our gross margins on systems sales.  However, we can give no assurance regarding possible changes in our vendor support programs or other market factors that could either increase or lower margins.

A final component to our gross margins is the margins earned on other revenues.  These include costs incurred to market and administer the Avaya post-warranty maintenance contracts we sell and our corporate cost of goods sold expenses.  While we earn a commission on the sale of Avaya post-warranty maintenance contracts which has no direct cost of goods sold, we incur costs in marketing and administration of these contracts before submitting them to Avaya.  Corporate cost of goods sold represents the cost of our material logistics, warehousing, advance replacement of service spare parts, and purchasing functions.  Corporate cost of goods sold was 1.8% of revenues in fiscal 2008 compared to 2% of revenues in fiscal 2007.

Operating Expenses.  Operating expenses were $18.6 million or 22.0% of revenues in fiscal 2008 compared to $15.8 million or 22.5% of revenues in fiscal 2007.  Increases in operating expenses included increased selling expenses primarily in the form of increased sales personnel targeted at selling our wholesale services initiative.  Other significant increases were increased costs associated with the support of our Oracle platform, increased FAS 123(R) compensation expense due to the issuance of incentive stock options, increased legal fees related to higher levels of litigation, and increased amortization expense driven by expanded utilization of our enterprise technology platform and the amortization of intangible assets from small acquisitions.  We continue to be optimistic that the growth in our operating expenses will decline to between 18% and 20% of our revenues as we increase our revenue base and our sales efficiency improves through higher proportions of recurring revenues.  We have targeted our rate of growth in operating expenses, particularly selling, general and administrative expenses, to be approximately one-half the rate of growth in revenues to bring these costs in line with our expectations.

Interest Expense and Other Income.  Interest expense consists primarily of interest paid or accrued on our credit facility.  Interest expense increased in fiscal 2008 by approximately $241,000 compared to fiscal 2007 reflecting higher average borrowing during the year and the fact that we ceased capitalization of interest cost on the Oracle implementation project at the end of fiscal 2007.  The cash cycle on the M-DCPS project was extremely long and forced us to borrow heavily on our revolving line of credit in fiscal 2008 to meet working capital needs.  Net other income in fiscal 2008 was approximately $24,000 compared to net other income of approximately $50,000 in 2007.

Tax Expense.  We have recorded a combined Federal and state tax provision of approximately 39.2% in fiscal 2008 compared to 39.6% in fiscal 2007.  This rate reflects the effective Federal tax rate plus the estimated composite state income tax rate.

Operating Margins.  Our net income as a percent of revenues in fiscal 2008 was 2.4% compared to 2.0% in 2007.  This increase reflects improved gross profit margins on the sale of equipment in fiscal 2008.  Our current business model targets an operating margin of 4% to 6% to be reached in the next three to five years.  However, we will have to realize sustained growth in our revenues, continued improvements in total gross margins, primarily in our service gross margins, and a significantly slower growth rate in operating expenses to meet this target.

FISCAL YEAR 2007 COMPARED TO FISCAL YEAR 2006.

Net revenues for fiscal 2007 were $70.1 million compared to $59.9 million in fiscal 2006, a 17% increase.  Net income for fiscal 2007 was $1,432,000 compared to $718,000 in fiscal 2006.  Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2007.

Services Revenues.  Revenues earned from our services business were $37.3 million in fiscal 2007 compared to $29.9 million in fiscal 2006, a 25% increase and included growth in all three major services revenue streams including our recurring services, implementation services, and our national cabling business.

Recurring services revenues increased $4.0 million or 18% in fiscal 2007 compared to fiscal 2006, primarily reflecting our success in the expansion of our wholesale services initiative.

Our implementation revenues were $8.2 million in fiscal 2007, an increase of $2.6 million or 47% compared to the prior year.  The growth in our implementation revenues was a key factor in our success in fiscal 2007 as higher levels of revenues resulted in better absorption of the significant fixed-cost structure in this portion of our services organization.  The 47% growth rate was significantly greater than our growth in systems sales, the historical driver of these revenues.  The additional growth came from several large installation and professional services contracts sold separately from systems sales.  Additionally, the proportion of installation and professional services fees continued to increase in comparison to the total project price as the complexity of the applications we sell increased.  All of these increased revenues improved our utilization of our resources and contributed to the overall increase in our services gross profits during fiscal 2007.

Our structured cabling revenues grew 40% to $2.6 million in fiscal 2007 compared to fiscal 2006.  The increase in these revenues was a direct result of  the establishment of a national structured cabling business that markets our cabling services to existing and new customers.

Systems Sales.  Sales of systems were $31.9 million in fiscal 2007 compared to $29.2 million in fiscal 2006, a 9% increase.  Sales of systems to commercial customers were $23.8 million in fiscal 2007, a 6% increase compared to fiscal 2006.  The increase in sales of systems to commercial customers was primarily the result of the success of our strategy to focus on our manufacturers’ lines of business.  Sales of systems to hospitality customers were $8.0 million in fiscal 2007, an 18% increase compared to fiscal 2006.  This increase reflected our strong market position in the hospitality market and the acceptance of our Nortel product line to hospitality customers.

Other revenues were $951,000 in fiscal 2007 compared to $822,000 in fiscal 2006.  The increase in other revenues was attributable to an increase in the sales of Avaya post-warranty maintenance contracts.

Gross Margins.  Gross margins were 26.0% in fiscal 2007 compared to 24.6% in fiscal 2006.

The gross margins earned on services revenues were 30.6% in fiscal 2007 compared to 27.6% in fiscal 2006.  This increase reflected improvements in gross margins earned on recurring services and implementation revenues, while gross margins on cabling revenues were relatively flat compared to the prior year.  The margins on recurring services improved slightly due to better utilization of our contact center and field services personnel, lower materials costs and improved utilization of qualified third-party service providers.  The profitability of implementation and professional services was the largest contributor to the significant increase in overall services profitability in fiscal 2007.  As discussed above under services revenues, increased implementation revenues resulted in improved absorption of the fixed costs of this element of our services organization.  The gross margins earned on cabling revenues were consistent with fiscal 2006 and with our expectations for fiscal 2007.

Gross margins on systems sales were 24.0% in fiscal 2007 compared to 24.2% in fiscal 2006.  These margins were consistent with our expectations for systems sales.

A final component to our gross margins was the margins earned on other revenues.  See discussion of gross margins on other revenues in the caption “Gross Margins” under “FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007” above for an explanation of composition of these margins.  Corporate cost of goods sold decreased 0.3% in fiscal 2007 compared to fiscal 2006.

Operating Expenses.  Operating expenses were $15.8 million or 23% of revenues in fiscal 2007 compared to $13.4 million or 22% of revenues in fiscal 2006.  The increase in operating expenses was due to increased sales expenses to support our wholesale services sales initiative, increased gross profit- and net income-based incentive payments to employees due to improved profitability, increased FAS 123(R) compensation expense due to the issuance of stock options in fiscal 2007 and 2006, increased amortization expense from the expanded utilization of our enterprise technology platform, and increased marketing expenses related to a major marketing event held around the PGA Championship during our fourth fiscal quarter of 2007.

Interest and Other Income.  Interest expense decreased in fiscal 2007 by approximately $77,000 compared to fiscal 2006.  This change primarily reflects lower overall borrowing costs in 2007 compared to the previous year due to less outstanding debt.  During fiscal 2007, we reduced our mortgage debt by $171,000 through cash on hand and funds generated from operations and enjoyed lower average amounts outstanding under our revolving line of credit.

Net other income in fiscal 2007 was approximately $50,000 compared to net other income of approximately $42,000 in 2006.

Tax Expense.  We recorded a combined Federal and State tax provision of approximately 39.6% in fiscal 2007 compared to 40.5% in fiscal 2006.  This rate reflected the effective Federal tax rate plus the estimated composite state income tax rate.

Operating Margins.  Our net income as a percent of revenues in fiscal 2007 was 2.0% compared to 1.2% in 2006.  This increase reflected improved gross profit margins partially offset by higher operating expenses as discussed above.

Liquidity and Capital Resources

Our financial condition improved during fiscal 2008 as our working capital grew by 10% to $9.4 million and we generated $2.4 million in cash flows from operations.  These cash flows included cash from earnings and non-cash charges of $4.2 million, increases in accounts payable of $1.0 million, and increases in deferred tax liabilities of $973,000.  These increases were partially offset by an increase in accounts receivable of $3.7 million, an increase in inventory of $963,000 and other changes in working capital items, which netted to a decrease in cash of $947,000.  We used these cash flows to reduce borrowings on our working capital line of credit by $235,000, reduce our mortgage balance through scheduled principal payments by $171,000, to fund other financing and investing activities of $1.1 million and to fund capital expenditures of $1.3 million.  Of these capital expenditures, $744,000 was spent on capital equipment as part of normal replacement of our Information Technology infrastructure and headquarters facility.  The remaining $568,000 was spent on our Oracle implementation.  Non-cash charges included depreciation expense of $744,000, amortization expense of $1,018,000, stock-based compensation expense of $247,000, a provision for doubtful accounts receivable of $23,000, and a provision for obsolete inventory of $102,000.  At October 31, 2008 we had capitalized $9.3 million on the Oracle project.  We have segregated the cost of this asset into four classifications with estimated useful lives of three, five, seven and ten years.  In fiscal 2005 we began amortizing the cost of those portions of the system that were ready for use.  Our operating results for fiscal years 2008 and 2007 include $906,000 and $619,000, respectively, in amortization expense related to the project.

As noted above, our deferred tax liabilities increased $973,000 during fiscal 2008 and the balance of our noncurrent deferred tax liabilities was $5.5 million at October 31, 2008.  Most of this balance and the annual increase in this account are due to the difference in accounting for Goodwill between generally accepted accounting principles (“GAAP”) and the U.S. tax code.  Under GAAP, Goodwill is not amortized, but instead is evaluated for impairment.  This evaluation is conducted as conditions warrant, but not less than annually under the guidelines set forth in SFAS 142, “Goodwill and Other Intangible Assets”.  For tax purposes, Goodwill is amortized on a straight-line basis over 15 years.  As a result, the Company receives a tax deduction of approximately 1/15th of its Goodwill balance each year in its tax return.  This difference between $0 amortization expense being recorded in the GAAP-based operating statements and approximately $1.8 million in deductions taken on the tax return is recognized in the balance sheet as an additional noncurrent deferred taxliability.  The amount recorded is the difference multiplied by the effective tax rate.  This difference is recorded as a non current item because under GAAP deferred taxes are recorded as current or noncurrent based on the classification of the asset or liability which generated the deferred tax item.  The deferred tax liability associated with Goodwill accounting will not be reduced unless the Company records in impairment charge to Goodwill in a future accounting period.

At October 31, 2008 the balance on our working capital revolver was $2.5 million, leaving $5.0 million available for additional borrowings.  We believe that this available capacity is sufficient for our operating needs for the foreseeable future.  The revolver and the mortgage on our headquarters facility are scheduled to mature on September 30, 2009, however we expect to renew them for 12-month and 36-month periods, respectively prior to their expiration with similar terms.  At October 31, 2008, we were in compliance with the covenants of our debt agreements.  In addition to the available capacity under our working capital line of credit, we believe we have access to a variety of capital sources such as private placements of subordinated debt, and public or private sales of additional equity.  However, there are currently no plans to issue such securities.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of October 31, 2008, the Company did not have any minority interests, therefore the adoption of SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial statements.

On February 20, 2008 the FASB issued FASB Staff Position (“FSP”) on Financial Accounting Standards (“FSP FAS 140-3”), “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. The FSP provides guidance on the accounting for a transfer of a financial asset and a repurchase financing.  Repurchase financing is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties (or consolidated affiliates of either counterparty), that is entered into contemporaneously with, or in contemplation of, the initial transfer.  Under the FSP, a transferor and transferee will not separately account for a transfer of a financial asset and a related repurchase financing unless: (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately; and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. An initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another shall be considered linked unless all of the following criteria are met at the inception of the transaction:

•                  The initial transfer and the repurchase financing are not contractually contingent on one another.

•                  The repurchase financing provides the initial transferor with recourse to the initial transferee upon default.

•                  The financial asset subject to the initial transfer and repurchase financing is readily obtainable in the marketplace.

•                  The financial asset and repurchase agreement are not coterminous (the maturity of the repurchase financing must be before the maturity of the financial asset).

The FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted.  The Company does not currently utilize repurchase financing; therefore, the implementation of this FSP is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008  the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (“SFAS 161”). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  The Company is required to adopt SFAS 161 on or before November 1, 2009.  The Company currently does not participate in any derivative instruments or hedging activities as defined under SFAS 133 and therefore it is unlikely that the adoption of SFAS 161 will have any impact on the Company’s consolidated financial statements.

In April 2008 the FASB issued FASB Staff Position on Financial Accounting Standard (“FSP FAS”) No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The Company will adopt this FSP in the first quarter of fiscal 2010 and will apply the guidance prospectively to intangible assets acquired after adoption.

In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

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

Goodwill and Other Long-lived Assets.  We have a significant amount of goodwill on our balance sheet resulting from the acquisitions made between fiscal 2000 and 2008.  We are responsible for reviewing goodwill for impairment at least annually.  We conducted these impairment tests on August 1 for fiscal year 2008 and 2007 and on November 1 for fiscal year 2006.  We engaged an independent valuation consultant to assist us in this review. In order to make this assessment each year, we prepared a long-term forecast of the operating results and cash flows associated with the major reporting units of our business.  We prepared this forecast to determine the net discounted cash flows associated with each of these units. The value of the discounted cash flows, less bank debt, was then compared to the book value of each of those units.  There is a great deal of judgment involved in making this assessment, including the growth rates of our various business lines, gross margins, operating margins, discount rates, and the capital expenditures needed to support the projected growth in revenues.  The valuation consultant engaged to assist in this evaluation, also examines additional data regarding competitors and market valuations.  This examination also requires a great amount of subjectivity and assumptions.  Based on the work performed, we determined that the fair value was greater than our carrying value and therefore no impairment had occurred.

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

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year ended October 31, 2008.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, a company’s principal executive and principal financial officers and effected by a company’s board, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•                  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of a company;

•                  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of a company are being made only in accordance with authorizations of management and directors of a company; and

•                  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of a company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2008.  In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, our management believes that, as of September 30, 2008, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item relating to directors is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of our fiscal year ended October 31, 2008 (the “Proxy Statement”), under the section “Proposal 1—Election of Directors.”

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

ITEM 11.  EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference to the Proxy Statement under the sections “Executive Compensation” and “ Compensation of Directors, “ and “Compensation Committee Interlocks and Insider Participation”.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference to the Proxy Statement under the section “Related Transaction” and to the discussion “Director Independence” under the section “Corporate Governance.”

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference to the discussion in the Proxy Statement “Audit Fees and Services” under the section “Proposal 2—Independent Public Accountants.”

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report:

(a)(1)   Financial Statements - The following financial statements are included with this report:

(a)(2)   Financial Statement Schedules - None.

(a)(3)   Exhibits – The following exhibits are included with this report or incorporated herein by reference:

No.	Description

3(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to XETA’s Annual Report on Form 10-K for the year ended October 31, 2004).

3(ii)	Amended and Restated Bylaws as adopted January 23, 2008 (incorporated by reference to Exhibit 3(ii) to XETA’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2008).

10.1*†	XETA Technologies, Inc. 2004 Omnibus Stock Incentive Plan as amended and restated December 18, 2008 (the “2004 Omnibus Plan”).

10.2*†	Form of Restricted Stock Award Agreement under the 2004 Omnibus Plan for grants on December 18, 2008.

10.3†

Form of Stock Option Award Agreement under the 2004 Omnibus Plan for grants on December 5, 2007 (incorporated by reference to Exhibit 10.2 to XETA’s Annual Report on Form 10-K for the year ended October 31, 2007).

10.4†

Form of Stock Option Award Agreement under the 2004 Omnibus Plan for grants on October 19, 2006 (incorporated by reference to Exhibit 10.2 to XETA’s Annual Report on Form 10-K for the year ended October 31, 2006).

10. 5*†	XETA Technologies 2000 Stock Option Plan as amended and restated December 30, 2008 (the “2000 Plan”).

10.6*†	Form of Stock Purchase Option Agreement for grants under the 2000 Plan on December 18, 2008.

10.7 *†	Description of KEP Bonus Plan.

10. 8†	Stock Purchase Option dated February 1, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.9 to XETA’s Quarterly Report on Form 10-Q for the quarter ended April 30, 2000).

10. 9†	Stock Purchase Option dated August 11, 2000 granted to Larry N. Patterson (incorporated by reference to Exhibit 10.14 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2000).

10.10

Nortel Networks Premium Partner U. S. Agreement effective June 25, 2003 between Nortel Networks, Inc. and XETA Technologies, Inc. (incorporated by reference to Exhibit 10.1 to XETA’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2003).

10.11

Avaya Inc. Reseller Master Terms and Conditions effective as of August 6, 2003 between Avaya Inc. and XETA Technologies, Inc. (incorporated by reference to Exhibit 10.6 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.12

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

10.14

Fifth Amendment to Revolving Credit and Term Loan Agreement dated as of October 31, 2003 between XETA Technologies, Inc. and BOK (incorporated by reference to Exhibit 10.1 to XETA’s Current Report on Form 8-K filed September 13, 2007).

10.15

Sixth Amendment to Revolving Credit and Term Loan Agreement dated as of October 31, 2003 between XETA Technologies, Inc. and BOK (incorporated by reference to Exhibit 10.1 to XETA’s Current Report on Form 8-K filed September 2, 2008).

10.16	Promissory Note ($7,500,000 payable to BOK) dated September 5, 2007 (incorporated by reference to Exhibit 10.2 to XETA’s Current Report on Form 8-K filed September 13, 2007).

10.17	Promissory Note ($7,500,000 payable to BOK) dated August 29, 2008 (incorporated by reference to Exhibit 10.2 to XETA’s Current Report on Form 8-K filed September 2, 2008).

10.18

Mortgage, Assignment of Leases and Rents, Security Agreement and Financing Statement dated October 1, 2003 granted to BOK (incorporated by reference to Exhibit 10.8 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.19	Security Agreement dated October 1, 2003 granted to BOK (incorporated by reference to Exhibit 10.12 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

21*	Subsidiaries of XETA Technologies, Inc.

23.1*	Consent of Tullius Taylor Sartain & Sartain LLP .

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

XETA TECHNOLOGIES, INC.

January 19, 2009	By:	/s/ Greg D. Forrest
Greg D. Forrest, Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 19, 2009	/s/ Greg D. Forrest
Greg D. Forrest, Chief Executive Officer, President and
Director

January 19, 2009	/s/ Robert B. Wagner
Robert B. Wagner, Chief Financial Officer

January 21, 2009	/s/ Donald T. Duke
Donald T. Duke, Director

January 21, 2009	/s/ Ronald L. Siegenthaler
Ronald L. Siegenthaler, Director

January 21, 2009	/s/ S. Lee Crawley
S. Lee Crawley, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

XETA Technologies, Inc.

We have audited the consolidated balance sheets of XETA Technologies, Inc. and subsidiary as of October 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  Tullius Taylor Sartain & Sartain LLP audited the financial statements of XETA Technologies, Inc. as of and for each of the two years in the period ended October 31, 2007, and merged with Hogan & Slovacek P.C. to form HoganTaylor LLP effective January 7, 2009.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XETA Technologies, Inc. and subsidiary as of October 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ HOGANTAYLOR LLP

Tulsa, Oklahoma
January 2, 2009

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31, 2008	October 31, 2007

ASSETS

Current assets:
Cash and cash equivalents	$63,639	$402,918
Current portion of net investment in sales-type leases and other receivables	353,216	490,033
Trade accounts receivable, net	19,995,498	16,236,137
Inventories, net	5,236,565	4,296,574
Deferred tax asset	588,926	916,259
Prepaid taxes	64,593	19,737
Prepaid expenses and other assets	1,608,113	517,757
Total current assets	27,910,550	22,879,415

Noncurrent assets:
Goodwill	26,825,498	26,365,093
Intangible assets, net	828,825	104,042
Net investment in sales-type leases, less current portion above	103,037	136,493
Property, plant & equipment, net	10,722,539	10,610,820
Other Assets	2,271	—
Total noncurrent assets	38,482,170	37,216,448

Total assets	$66,392,720	$60,095,863

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,354,565	$171,123
Revolving line of credit	2,524,130	2,758,660
Accounts payable	6,691,550	5,670,240
Current portion of obligations under capital lease	148,225	—
Current unearned service revenue	3,237,296	2,212,247
Accrued liabilities	4,593,725	3,565,031
Total current liabilities	18,549,491	14,377,301

Noncurrent liabilities:
Long-term debt, less current portion above	—	1,354,530
Accrued long-term liability	144,100	211,300
Long-term portion of obligations under capital lease	260,148	—
Noncurrent unearned service revenue	56,393	81,650
Noncurrent deferred tax liability	5,545,692	4,631,917
Total noncurrent liabilities	6,006,333	6,279,397

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,256,193 and 11,233,529 issued at October 31, 2008 and October 31, 2007, respectively	11,255	11,233
Paid-in capital	13,493,395	13,189,311
Retained earnings	30,539,714	28,483,280
Less treasury stock, at cost (1,001,883 shares at Ocober 31,2008 and 1,018,788 shares at October 31, 2007)	(2,207,468)	(2,244,659)
Total shareholders’ equity	41,836,896	39,439,165
Total liabilities and shareholders’ equity	$66,392,720	$60,095,863

The accompanying notes are an integral part of these consolidated balance sheets.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended October 31,
	2008	2007	2006

Systems sales	$38,900,301	$31,845,671	$29,249,004
Services	43,483,939	37,296,596	29,894,230
Other revenues	1,936,639	950,887	821,730
Net sales and service revenues	84,320,879	70,093,154	59,964,964

Cost of systems sales	28,719,969	24,215,941	22,161,682
Services costs	31,178,401	25,876,839	21,645,086
Cost of other revenues & corporate COGS	2,166,374	1,792,620	1,423,927
Total cost of sales and service	62,064,744	51,885,400	45,230,695

Gross profit	22,256,135	18,207,754	14,734,269

Operating expenses
Selling, general and administrative	17,547,088	15,133,757	12,969,071
Amortization	1,018,186	656,828	428,785
Total operating expenses	18,565,274	15,790,585	13,397,856

Income from operations	3,690,861	2,417,169	1,336,413

Interest expense	(334,072)	(93,397)	(170,044)
Interest and other income	23,645	49,648	42,166
Total interest and other income (expense)	(310,427)	(43,749)	(127,878)

Income before provision for income taxes	3,380,434	2,373,420	1,208,535
Provision for income taxes	1,324,000	941,000	490,000

Net income	$2,056,434	$1,432,420	$718,535

Earnings per share
Basic	$0.20	$0.14	$0.07

Diluted	$0.20	$0.14	$0.07

Weighted average shares outstanding	10,249,671	10,214,741	10,208,250

Weighted average equivalent shares	10,249,671	10,214,741	10,210,246

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance- October 31, 2005	11,197,025	11,197	1,018,788	(2,244,659)	12,999,074	26,332,325	37,097,937

Stock options exercised $.001 par value	36,504	36	—	—	52,548	—	52,584
Tax benefit of stock options	—	—	—	—	12,966	—	12,966
Stock based compensation	—	—	—	—	3,088	—	3,088

Net Income	—	—	—	—	—	718,535	718,535

Total comprehensive income							718,535

Balance- October 31, 2006	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,067,676	$27,050,860	$37,885,110

Stock based compensation	—	—	—	—	121,635	—	121,635

Net Income	—	—	—	—	—	1,432,420	1,432,420

Total comprehensive income							1,432,420

Balance- October 31, 2007	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,189,311	$28,483,280	$39,439,165

Stock options exercised $.001 par value	22,664	22	—	—	90,193	—	90,215
Issuance of restricted common stock	—	—	(16,905)	37,191	(37,191)	—	—
Tax benefit of stock options	—	—	—	—	4,032	—	4,032
Stock based compensation	—	—	—	—	247,050	—	247,050

Net Income	—	—	—	—	—	2,056,434	2,056,434

Balance- October 31, 2008	11,256,193	$11,255	1,001,883	$(2,207,468)	$13,493,395	$30,539,714	$41,836,896

The accompanying notes are an integral part of this consolidated financial statement.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months
	Ended October 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$2,056,434	$1,432,420	$718,535

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	744,003	551,710	507,672
Amortization	1,018,189	656,833	428,785
Stock based compensation	247,050	121,635	3,088
Loss (gain) on sale of assets	425	(5,000)	6,208
Provision for returns & doubtful accounts receivable	22,924
Provision for excess and obsolete inventory	102,000	102,000	102,000
Increase in deferred tax liability	973,383	1,115,404	669,662
Change in assets and liabilities, net of acquisitions:
Decrease (increase) in net investment in sales-type leases & other receivables	170,273	(168,199)	242,186
(Increase) in trade accounts receivable	(3,748,230)	(3,990,630)	(611,477)
(Increase) decrease in inventories	(962,714)	544,399	605,054
Decrease (increase) in deferred tax asset	327,333	(206,916)	17,879
(Increase) in prepaid expenses and other assets	(1,092,627)	(205,895)	(137,926)
(Increase) decrease in prepaid taxes	(44,856)	2,885	54,269
Increase (decrease) in accounts payable	1,021,231	1,344,482	(522,041)
Increase in unearned revenue	925,638	412,100	311,293
Increase in accrued taxes	—	—	38,216
Increase (decrease) in accrued liabilities	(88,289)	344,840	889,242
Total adjustments	(384,267)	619,648	2,604,110

Net cash provided by operating activities	1,672,167	2,052,068	3,322,645

Cash flows from investing activities:
Additions to property, plant & equipment	(1,294,415)	(1,296,512)	(996,152)
Proceeds from sale of assets	—	5,000	17,632
Investment in capitalized service contracts	(353,481)	—	—
Net cash used in investing activities	(1,647,896)	(1,291,512)	(978,520)

Cash flows from financing activities:
Proceeds from draws on revolving line of credit	35,620,127	26,495,578	24,306,468
Principal payments on debt	(171,088)	(171,420)	(1,123,548)
Payments on revolving line of credit	(35,854,657)	(26,856,363)	(25,581,750)
Payments on capital lease obligations	(48,147)	—	—
Exercise of stock options	90,215	—	52,584
Net cash used in financing activities	(363,550)	(532,205)	(2,346,246)

Net (decrease) increase in cash and cash equivalents	(339,279)	228,351	(2,121)

Cash and cash equivalents, beginning of period	402,918	174,567	176,688
Cash and cash equivalents, end of period	$63,639	$402,918	$174,567

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $0 in 2008 and $199,544 in 2007 and $302,613 in 2006	$346,045	$100,412	$164,377
Cash paid during the period for income taxes	$68,108	$29,659	$34,304
Capital lease obligations incurred	$456,520	$—	$—
Non-collateralized obligation to purchase service contracts	$750,000	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED OCTOBER 31, 2008

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Business

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading integrator of advanced cutting edge technologies with nationwide sales and service. XETA serves a diverse group of business clients in sales, engineering, project management, installation, and service support. The Company sells products produced by a variety of manufacturers including Avaya, Inc. (“Avaya”), Nortel Networks Corporation (“Nortel”), and Mitel Corporation (“Mitel”). In addition, the Company manufactures and markets a line of proprietary call accounting systems to the hospitality industry. XETA is an Oklahoma corporation.

Xetacom, Inc. is a wholly-owned dormant subsidiary of the Company.

Cash and Cash Equivalents

Cash and cash equivalents consist of money-market accounts and commercial bank accounts.

Fair Value of Financial Instruments

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate the fair value:

The carrying value of cash and cash equivalents, customer deposits, trade accounts receivable, sales-type leases, accounts payable and short-term debt approximate their respective fair values due to their short maturities.

Based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities, the fair value of the term debt approximates the carrying value.

Revenue Recognition

The Company earns revenues from the sale and installation of communications systems, the sale of maintenance contracts, and the sale of services on a time-and-materials (“T&M”) basis. The Company typically sells communications systems under single contracts to provide the equipment and the installation services; however, the installation and any associated professional services and project management services are priced independently from the equipment based on the market price for those services. The installation of the systems sold by the Company can be outsourced to a third party either by the Company under a subcontractor arrangement or by the customer under arrangements in which vendors bid separately for the provision of the equipment from the installation and related services. Emerging Issues Task Force (“EITF”) Issue No. 00-21 “Revenue Arrangements with Multiple Delieverables” (“EITF 00-21”) addresses certain aspects of accounting by a vendor for arrangements with multiple revenue-generating elements, such as those including products with installation. Under EITF 00-21, revenue is recognized for each element of the transaction based on its relative fair value. The revenue associated with each delivered element should be recognized separately if it has stand-alone value to the customer, there is evidence of the fair value of the undelivered element, the delivery or performance of the undelivered element is considered probable and performance is substantially under the Company’s control and is not essential to the functionality of the delivered element. Under these guidelines, the Company recognizes systems sales revenue upon shipment of the equipment and installation services revenues upon completion of the installation of the system. Under contracts for installations at multiple locations, the Company recognizes revenue as each separate system is installed.

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

Accounting for Manufacturer Incentives

The Company receives various forms of incentive payments, rebates, and negotiated price discounts from the manufacturers of the products sold.  Rebates and negotiated price discounts directly related to specific customer sales are recorded as a reduction in the cost of goods sold on those systems sales.  Rebates and other incentives designed to offset marketing expenses and certain growth initiatives supported by the manufacturer are recorded as contra expense to the related expenditure.  All incentive payments are recorded when earned under the specific rules of the incentive plan.

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

Accounts Receivable

Accounts receivable are recorded at amounts billed to customers less an allowance for doubtful accounts.  Management monitors the payment status of all customer balances and considers an account to be delinquent once it has aged sixty days past the due date.  The allowance for doubtful accounts is adjusted based on management’s assessment of collection trends, aging of customer balances, and any specific disputes.  The Company recorded bad debt expense of $22,924 for the year ended October 31, 2008.  The Company recorded no bad debt expense for the years ending October 31, 2007 and 2006.

Property, Plant and Equipment

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under certain system service agreements.  Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis.  When assets are retired or sold, the cost of the assets and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in other income.  Maintenance and repair costs are expensed as incurred.  Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $0, $200,000, and $303,000 in interest costs in fiscal years 2008, 2007 and 2006, respectively.

Software Development Costs

The Company applies the provisions of Statement of Position 98-1, “Accounting for the Cost of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”).  Under SOP 98-1 external direct costs of software development, payroll and payroll-related costs for time spent on the project by employees directly associated with the development, and interest costs incurred during the development, as provided under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Costs,” should be capitalized after the “preliminary project stage” has been completed.  Accordingly, the Company had capitalized $9.3 million and $8.7 million related to the software development as of October 31, 2008 and 2007, respectively.  The Company has segregated the cost of the developed software into four groups with estimated useful lives of three, five, seven and ten years.  Beginning in fiscal 2005, the Company began implementing the developed software in its business and the operating results include $906,000, $619,000, and $391,000 in amortization costs calculated based on the estimated useful lives of those functions of the software which were ready for their intended use for fiscal years 2008, 2007 and 2006, respectively.

Stock-Based Compensation Plans

In December 2004 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”).  SFAS 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements.  The Company recognizes the fair value of stock-based compensation awards as selling, general and administrative expense in the consolidated statements of operations on a straight-line basis over the vesting period.  We recognized compensation expense of $247,000, $122,000, and $0 for the twelve months ended October 31, 2008, 2007, and 2006, respectively.

Income Taxes

Income tax expense is based on pretax income.  Deferred income taxes are computed using the asset-liability method in accordance with SFAS No. 109, “Accounting for Income Taxes,” and are provided on all temporary differences between the financial basis and the tax basis of the Company’s assets and liabilities.  The Company accounts for any uncertain tax positions, including issues related to the recognition and measurement of those tax positions, in accordance with Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48.

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

Most of the systems sold by the Company are manufactured by third parties.  In these instances the Company passes on the manufacturers’ warranties to its customers and therefore does not maintain a warranty reserve for this equipment.  The Company maintains a small reserve for occasional labor costs associated with fulfilling warranty requests from customers.

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

The following is a tabulation of business segment information for 2008, 2007 and 2006:

	Services Revenues	Commercial System Sales	Lodging System Sales	Other Revenue	Total
2008
Sales	$43,483,939	$30,266,493	$8,633,808	$1,936,639	$84,320,879
Cost of sales	31,178,401	22,536,512	6,183,457	2,166,374	62,064,744
Gross profit (loss)	$12,305,538	$7,729,981	$2,450,351	$(229,735)	$22,256,135

2007
Sales	$37,296,596	$23,841,340	$8,004,331	$950,887	$70,093,154
Cost of sales	25,876,839	18,218,088	5,997,853	1,792,620	51,885,400
Gross profit (loss)	$11,419,757	$5,623,252	$2,006,478	$(841,733)	$18,207,754

2006
Sales	$29,894,230	$22,462,789	$6,786,215	$821,730	$59,964,964
Cost of sales	21,645,086	17,206,738	4,954,944	1,423,927	45,230,695
Gross profit (loss)	$8,249,144	$5,256,051	$1,831,271	$(602,197)	$14,734,269

Recently Issued Accounting Pronouncements

In September 2006 the Financial Accounting Standards Board  issued Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS 157”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The provisions of SFAS 157 are effective for fiscal years beginning after November 15, 2007.  The Company does not expect the adoption of SFAS 157 to have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007 the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of SFAS No. 141(R) will change the accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  The Company does not have any minority interests, therefore the adoption of SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial statements.

On February 20, 2008 the FASB issued FASB Staff Position (“FSP”) on Financial Accounting Standards (“FSP FAS”) 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. The FSP provides guidance on the accounting for a transfer of a financial asset and a repurchase financing. Repurchase financing is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties (or consolidated affiliates of either counterparty), that is entered into contemporaneously with, or in contemplation of, the initial transfer.  Under the FSP, a transferor and transferee will not separately account for a transfer of a financial asset and a related repurchase financing unless: (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately; and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. An initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another shall be considered linked unless all of the following criteria are met at the inception of the transaction:

•                  The initial transfer and the repurchase financing are not contractually contingent on one another.

•                  The repurchase financing provides the initial transferor with recourse to the initial transferee upon default.

•                  The financial asset subject to the initial transfer and repurchase financing is readily obtainable in the marketplace.

•                  The financial asset and repurchase agreement are not coterminous (the maturity of the repurchase financing must be before the maturity of the financial asset).

The FSP is effective for financial statements issued for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Earlier application is not permitted.  The Company does not currently utilize repurchase financing; therefore, the implementation of this FSP is not expected to have a material impact on the Company’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (“SFAS 161”). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  The Company is required to adopt SFAS No. 161 on or before November 1, 2009.  The Company currently does not participate in any derivative instruments or hedging activities as defined under SFAS 133 and therefore it is unlikely that the adoption of SFAS No. 161 will have any impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The Company will adopt this FSP in the first quarter of fiscal 2010 and will apply the guidance prospectively to intangible assets acquired after adoption.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No.162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard will not have a material impact on the Company’s consolidated financial position and results of operations.

Goodwill

The Company accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Under SFAS 142, goodwill recorded as a part of a business combination is not amortized, but instead is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Such impairment tests have been performed by management on August 1, 2008 and 2007 and November 1, 2006 for the years ending October 31, 2008, 2007 and 2006, respectively.  The results of these assessments have indicated that no impairment has existed in the value of recorded goodwill.  Therefore, no impairment loss has been recognized.

The goodwill for tax purposes associated with the acquisition of U.S. Technologies, Inc. (which occurred November 30, 1999) exceeded the goodwill recorded on the financial statements by $1,462,000.  The Company is reducing the carrying value of goodwill each accounting period to record the tax benefit realized due to the excess of tax-deductible goodwill over the reported amount of goodwill, resulting from a difference in the valuation dates used for common stock given in the acquisition.  Accrued income taxes and deferred tax liabilities are being reduced as well.  The Company reduced the carrying value of goodwill by $55,576 for the impact of the basis difference for both the years ended October 31, 2008 and 2007.

The changes in the carrying value of goodwill for fiscal 2008 and 2007 are as follows:

	Commercial Systems Sales	Lodging Systems Sales	Services	Other	Total
Balance, November 1, 2006	$18,045,623	$0	$8,156,645	$218,401	$26,420,669
Amortization of book versus tax basis difference	(41,680)	—	(13,340)	(556)	(55,576)
Balance, October 31, 2007	18,003,943	0	8,143,305	217,845	26,365,093
Amortization of book versus tax basis difference	(41,680)	—	(13,340)	(556)	(55,576)

Goodwill acquired	—	85,477	430,504	—	515,981
Balance, October 31, 2008	$17,962,263	$85,477	$8,560,469	$217,289	$26,825,498

Other Intangible Assets

	As of October 31, 2008		As of October 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired customer list and other	$1,064,283	$235,458	$227,000	$122,958

Amortization expense of intangible assets was $112,501, $37,833 and $37,833 for the years ended October 31, 2008, 2007 and 2006, respectively.  The estimated amortization expense of intangible assets is $240,987, $194,030, $155,237, $155,237 and $83,334 for fiscal years ended October 31, 2009, 2010, 2011, 2012 and 2013, respectively.

2.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following at October 31:

	2008	2007

Trade receivables	$20,188,378	$16,411,981
Less- reserve for doubtful accounts	192,880	175,844
Net trade receivables	$19,995,498	$16,236,137

Adjustments to the reserve for doubtful accounts consist of the following at October 31:

	2008	2007	2006

Balance, beginning of period	$175,844	$253,900	$298,143
Provision for doubtful accounts	22,924	—	—
Net write-offs	(5,888)	(78,056)	(44,243)
Balance, end of period	$192,880	$175,844	$253,900

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or weighted-average) or market and consist of the following components at October 31:

	2008	2007

Finished goods and spare parts	$6,084,830	$5,068,227
Less- reserve for excess and obsolete inventories	848,265	771,653
Total inventories, net	$5,236,565	$4,296,574

Adjustments to the reserve for excess and obsolete inventories consist of the following:

	2008	2007	2006

Balance, beginning of period	$771,653	$622,511	$540,179
Provision for excess and obsolete inventories	102,000	102,000	102,000
Adjustments to inventories	(25,388)	47,142	(19,668)
Balance, end of period	$848,265	$771,653	$622,511

Adjustments to inventories in 2008, 2007 and 2006 included write-offs of obsolete inventory and adjustments to certain inventory values to lower of cost or market.

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at October 31:

	Estimated Useful Lives	2008	2007

Building and building improvements	3-20	$3,054,563	$2,686,753
Data processing and computer field equipment	2-7	3,351,229	2,556,878
Software development costs, work-in-process	N/A	2,069,234	3,792,567
Software development costs of components placed into service	3-10	6,631,805	4,355,953
Hardware	3-5	615,657	599,751
Land	—	611,582	611,582
Office furniture	5-7	944,048	947,094
Auto	5	516,185	539,184
Other	3-7	239,533	239,533

Total property, plant and equipment		18,033,836	16,329,295
Less- accumulated depreciation and amortization		(7,311,297)	(5,718,475)

Total property, plant and equipment, net		$10,722,539	$10,610,820

Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $0, $200,000 and $303,000 in interest costs in fiscal years 2008, 2007 and 2006, respectively.

5.  ACCRUED LIABILITIES:

Accrued liabilities consist of the following at October 31:

	2008	2007

Vacation	$890,986	$795,012
Commissions	747,668	1,170,749
Contingent payments	906,298	—
Bonuses	517,057	469,648
Sales Taxes	314,000	123,142
Payroll	141,147	91,039
Interest	9,928	21,898
Other	1,066,641	898,085
Total current	4,593,725	3,569,573
Accrued long-term liability	144,100	211,300
Total accrued liabilities	$4,737,825	$3,776,331

The accrued contingent payment includes payments to be made under asset acquisition agreements.  Under the terms of one of the agreements, the Company made an initial payment in exchange for the purchase of certain maintenance contracts and other customer relationships from a Hitachi dealer located in the western United States.  The remaining payments were contingent upon the successful transfer of a stated percentage of the maintenance contract revenues to the Company’s benefit.  Subsequent to the end of the Company’s fiscal year, the contingency was satisfied.  As a result, a $350,000 payment was made to the seller on November 4, 2008 and the remaining $350,000 payment was made on January 2, 2009.  Under the terms of the other asset acquisition agreement, the Company has accrued estimated amounts due to the seller under an earn-out agreement as well as amounts due under a non-competition agreement.   The transactions were immaterial to the Company’s operating results and financial position.

6.  UNEARNED SERVICES REVENUE:

Unearned services revenue consists of the following at October 31:

	2008	2007

Service contracts	$1,939,247	$1,491,359
Warranty service	797,541	279,579
Customer deposits	458,754	399,555
Other	41,754	41,754
Total current unearned services revenue	3,237,296	2,212,247
Noncurrent unearned services revenue	56,393	81,650
Total unearned revenue	$3,293,689	$2,293,897

7.  INCOME TAXES:

The income tax provision for the years ended October 31, 2008, 2007, and 2006, consists of the following:

	2008	2007	2006

Current provision (benefit) — Federal	$28,034	$31,941	$(182,005)
Current provision (benefit) — State	23,161	17,886	(19,203)
Deferred provision	1,272,805	891,173	691,208
Total provision	$1,324,000	$941,000	$490,000

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	Year Ended October 31,
	2008	2007	2006

Statutory rate	34%	34%	34%
State income taxes, net of Federal benefit	5%	6%	7%
Effective rate	39%	40%	41%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31 are presented below:

	2008	2007

Deferred tax assets:
Net operating loss carryforward	$1,158,195	$1,285,170
Currently nondeductible reserves	353,000	320,983
Accrued liabilities	172,258	428,972
Prepaid service contracts	43,547	141,687
Stock based compensation expense	144,525	47,681
Other	29,488	35,276
Total deferred tax asset	1,901,013	2,259,769

Deferred tax liabilities:
Intangible assets	5,051,498	4,379,071
Depreciation	1,788,933	1,576,618
Tax income to be recognized on sales-type lease contracts	17,348	19,738
Total deferred tax liability	6,857,779	5,975,427
Net deferred tax liability	$(4,956,766)	$(3,715,658)

	2008	2007
Net deferred liability as presented on the balance sheet:
Current deferred tax asset	$588,926	$916,259
Noncurrent deferred tax liability	(5,545,692)	(4,631,917)
Net deferred tax liability	$(4,956,766)	$(3,715,658)

The Company has net operating losses of $1,465,000, $1,701,000, and $240,000 that expire in 2020, 2021, and 2022, respectively.

8.  CREDIT AGREEMENTS:

The Company’s credit facility consists of a revolving credit and term loan agreement with a commercial bank including a mortgage agreement maturing on September 30, 2009 and amortizing based on a 13 year life and a $7.5 million revolving credit agreement to finance growth in working capital.  The revolving line of credit is collateralized by trade accounts receivable and inventories.  At October 31, 2008 and 2007, the Company had approximately $2.524 million and $2.759 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $5.0 million available under the revolving line of credit at October 31, 2008.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  The revolving line of credit matures on September 30, 2009.  Long-term debt consisted of the following at October 31:

	2008	2007

Real estate term note, payable in monthly installments of $14,257 plus interest, plus a fixed payment of $1,198,061 due September 30, 2009, collateralized by a first mortgage on the Company’s building	$1,354,565	$1,525,653

Less-current maturities	1,354,565	171,123

Total long-term debt, less current maturities	$—	$1,354,530

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (“LIBOR”) (2.58% at October 31, 2008) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (4.0% at October 31, 2008) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At October 31, 2008 the Company was paying 2.875% on the revolving line of credit borrowings and 5.503% on the mortgage note.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to annual earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.  At October 31, 2008 the Company was in compliance with the covenants of the credit facility.

9.  STOCK-BASED INCENTIVE AWARDS:

In fiscal 2004 the Company’s stockholders approved the “2004 Omnibus Stock Incentive Plan” (“2004 Plan”) for officers, directors and employees.  The 2004 Plan authorizes the grant of up to 600,000 shares of common stock and includes an evergreen feature so that such number will automatically increase on November 1 of each year during the term of the 2004 Plan by three percent of the total number of outstanding shares of common stock outstanding on the previous October 31.  Awards available for issuance under the 2004 Plan include nonqualified and incentive stock options, restricted stock, and other stock-based incentive awards such as stock appreciation rights or phantom stock.  The 2004 Plan is administered by the Compensation Committee of the Board of Directors.

In fiscal 2000 the Company’s shareholders approved a stock option plan (“2000 Plan”) for officers, directors and key employees.  The 2000 Plan replaced the previous 1988 Plan, which had expired.  Under the 2000 Plan, the Board of Directors, or a committee thereof, determine the option price, not to be less than fair market value at the date of grant, number of options granted, and the vesting period.  Although there are exceptions, generally options that have been granted under the 2000 Plan expire ten years from the date of grant, have three-year cliff-vesting, and are incentive stock options as defined under the applicable Internal Revenue Service tax rules. Options granted under the previous 1988 Plan generally vested 33 1/3% per year after a one-year waiting period.  The following table summarizes information concerning options outstanding under the 2004, 2000 and 1988 Plans including the related transactions for the fiscal years ended October 31, 2006, 2007, and 2008:

	Number	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Balance, October 31, 2005	528,172	$7.61
Granted	160,000	$2.95	$2.95
Exercised	(36,504)	$1.64
Forfeited	(16,400)	$6.65
Balance, October 31, 2006	635,268	$6.80
Granted	100,000	$3.24	$2.29
Exercised	—	—
Forfeited	(76,900)	$4.79
Balance, October 31, 2007	658,368	$6.50
Granted	80,000	$4.08	$2.45
Exercised	(22,664)	$3.98
Forfeited	(52,504)	$4.42
Balance, October 31, 2008	663,200	$6.43

Exercisable at October 31, 2008	335,700	$9.53
Exercisable at October 31, 2007	398,768	$8.74
Exercisable at October 31, 2006	475,268	$8.10

The Company has also granted options outside the 1988 Plan, 2000 Plan, and 2004 Plan to certain officers and directors.  These options generally expire ten years from the date of grant and are exercisable over the period stated in each option.  The following table summarizes information concerning options outstanding under various Officer and Director Plans including the related transactions for the fiscal years ended October 31, 2006, 2007, and 2008:

	Number	Weighted Average Exercise Price

Balance, October 31, 2005, 2006, 2007, and 2008	630,000	$6.48

Exercisable at October 31, 2008	630,000	$6.48
Exercisable at October 31, 2007	630,000	$6.48
Exercisable at October 31, 2006	630,000	$6.48

The following is a summary of stock options outstanding as of October 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at October 31, 2008	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at October 31, 2008	Weighted Average Exercise Price
$2.95	160,000	$2.95	2.97	—	$—
$3.11-3.54	100,000	$3.26	5.46	12,500	$3.25
$3.63	174,400	$3.63	2.00	174,400	$3.63
$5.81	580,000	$5.81	1.79	580,000	$5.81
$9.05 — 11.64	31,850	$9.89	1.91	31,850	$9.89
$15.53	40,000	$15.53	4.33	40,000	$15.53
$18.13	126,950	$18.13	1.47	126,950	$18.13

10.  EARNINGS PER SHARE:

All basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period.  A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	For the Year Ended October 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$2,056,434	10,249,671	$0.20
Dilutive effect of stock options		—

Diluted EPS
Net income	$2,056,434	10,249,671	$0.20

	For the Year Ended October 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$1,432,420	10,214,741	$0.14
Dilutive effect of stock options		—

Diluted EPS
Net income	$1,432,420	10,214,741	$0.14

	For the Year Ended October 31, 2006
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$718,535	10,208,250	$0.07
Dilutive effect of stock options		1,996

Diluted EPS
Net income	$718,535	10,210,246	$0.07

For the years ended October 31, 2008, 2007, and 2006, respectively, stock options for 1,016,940 shares at an average exercise price of $7.33, 1,111,441 shares at an average exercise price of $7.16, and 1,121,668 shares at an average exercise price of $7.17, were excluded from the calculation of earnings per share because they were antidilutive.

11.   FINANCING RECEIVABLES:

A small portion of the Company’s systems sales are made under sales-type lease agreements with the end-users of the equipment.  These receivables are secured by the cash flows under the leases and the equipment installed at the customers’ premises.  Minimum future annual payments to be received under various leases are as follows for years ended October 31:

Sales-Type Lease Payments Receivable

2009	$162,443
2010	87,484
2011	28,085
278,012
Less- imputed interest	26,713
Present value of minimum payments	$251,299

12.  MAJOR CUSTOMERS, SUPPLIERS AND CONCENTRATIONS OF CREDIT RISK:

Marriott International, Host Marriott, and other affiliated companies (“Marriott”) represent a single customer relationship for our Company and are a major customer.  Revenues earned from Marriott represented 8%, 11%, and 10% of our total revenues in fiscal 2008, 2007 and 2006, respectively.  Miami-Dade County Public School systems  (“M-DCPS”) is a major customer and revenues earned from M-DCPS represented 16%, 5%, and 2% of our total revenues in fiscal years 2008, 2007, and 2006, respectively.

The Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions, which in turn may impact the Company’s overall credit risk.  However, the Company sells to a wide variety of customers and, except for its hospitality customers, does not focus its sales and marketing efforts on any particular industry.  Management considers the Company’s credit risk to be satisfactorily diversified and believes that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 2008.

The majority of the Company’s systems sales are derived from sales of equipment designed and marketed by Avaya, Nortel, or Mitel.  As such, the Company is subject to the risks associated with these companies’ financial condition, ability to continue to develop and market leading-edge technology systems, and the soundness of their long-term product strategies.  Both Avaya and Nortel have outsourced their manufacturing operations to single, separate manufacturers.  Thus, the Company is subject to certain additional risks such as those that might be caused if the manufacturers incur financial difficulties or if man-made or natural disasters impact their manufacturing facilities.  The Company purchases most of its Avaya and Nortel products from two distributors who have common ownership.  Avaya has one other distributor that could quickly supply the Company’s business.  Nortel products can be purchased from several distributors and the Company makes frequent purchases from those other distributors.  The Company believes that both its Avaya and Nortel purchases could be quickly converted to the other available distributors without a material disruption to its business.  Mitel products are purchased directly from Mitel to receive certain additional pricing advantages, but the products can be purchased from a variety of distributors as well.

13.  EMPLOYMENT AGREEMENTS:

The Company has two incentive compensation plans: one for sales professionals and sales management and one for all other employees.  The bonus plan for sales personnel is based on either gross profit generated or a percentage of their “contribution”, defined as the gross profit generated less their direct and allocated sales expenses.  The Company paid $474,634, $422,930 and $256,626 during 2008, 2007 and 2006, respectively, under the sales professionals’ bonus plan.  The Employee Bonus Plan (“EBP”) provides an annual incentive compensation opportunity for senior executives and other employees designated by senior executives and the Board of Directors as key employees.  The purpose of the EBP is to provide an incentive for senior executives and to reward key employees for leadership and excellent performance.  In fiscal 2008, 2007 and 2006, the Company accrued bonuses of approximately $418,000, $350,000 and $197,000, respectively.

14.  CONTINGENCIES:

Operating Lease Commitments

Future minimum commitments under non-cancelable operating leases for office space and equipment are approximately $394,000, $280,000, $40,000 and $3,000 in fiscal years 2009 through 2012, respectively.

Capital Lease Commitments

During 2008 the Company leased software licenses under an agreement that is classified as a capital lease. The book value of the licenses is included in the balance sheet as property, plant, and equipment and was $405,796 at October 31, 2008.  Accumulated amortization of the leased equipment at October 31, 2008 was $50,724.  Amortization of assets under the capital lease is included in depreciation expense.  The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of October 31, 2008, are as follows:

Capital Lease Payments

1 Year	$161,435
2 Years	161,435
3 Years	107,623
Total minimum lease payments	430,493
Less- imputed interest	22,120
Present value of minimum payments	408,373
Less-current maturities of capital lease obligation	148,225
Long-term capital lease obligation	$260,148

15.  RETIREMENT PLAN:

The Company has a 401(k) retirement plan (“Plan”).  In addition to employee contributions, the Company makes discretionary matching and profit sharing contributions to the Plan based on percentages set by the Board of Directors.  Contributions made by the Company to the Plan were approximately $712,000, $621,000 and $564,000 for the years ended October 31, 2008, 2007, and 2006, respectively.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

The following quarterly financial data has been prepared from the financial records of the Company without an audit, and reflects all adjustments, which in the opinion of management were of a normal, recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented.

	For the Fiscal Year Ended October 31, 2008
	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	2008	2008	2008	2008
	(in thousands, except per share data)

Net sales	$17,950	$20,812	$23,203	$22,356
Gross profit	4,591	5,186	6,202	6,277
Operating income	726	668	1,067	1,230
Net income	389	371	591	705
Basic EPS	$0.04	$0.04	$0.05	$0.07
Diluted EPS	$0.04	$0.04	$0.05	$0.07

	For the Fiscal Year Ended October 31, 2007
	Quarter Ended
	January 31,	April 30,	July 31,	October 31,
	2007	2007	2007	2007
	(in thousands, except per share data)

Net sales	$16,051	$16,689	$18,248	$19,105
Gross profit	3,952	4,199	4,529	5,528
Operating income	283	339	641	1,154
Net income	170	208	377	677
Basic EPS	$0.02	$0.02	$0.04	$0.06
Diluted EPS	$0.02	$0.02	$0.04	$0.06