Form 10-Q
period 2009-01-31
XETA TECHNOLOGIES INC
filed 2009-02-27
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Yes  ☐     No  ☒

As of February 20, 2009, there were 10,226,209 shares of the registrant’s common stock, par value $0.001, outstanding.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	January 31, 2009	October 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$153,425	$63,639
Current portion of net investment in sales-type leases and other receivables	497,529	353,216
Trade accounts receivable, net	18,036,679	19,995,498
Inventories, net	6,093,991	5,236,565
Deferred tax asset	826,750	588,926
Prepaid taxes	40,453	64,593
Prepaid expenses and other assets	1,682,152	1,608,113
Total current assets	27,330,979	27,910,550

Noncurrent assets:
Goodwill	26,811,604	26,825,498
Intangible assets, net	768,057	828,825
Net investment in sales-type leases, less current portion above	104,310	103,037
Property, plant & equipment, net	10,445,833	10,722,539
Other assets	1,514	2,271
Total noncurrent assets	38,131,318	38,482,170

Total assets	$65,462,297	$66,392,720

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,311,792	$1,354,565
Revolving line of credit	3,180,107	2,524,130
Accounts payable	5,394,363	6,691,550
Current portion of obligations under capital lease	149,665	148,225
Current unearned service revenue	3,625,880	3,237,296
Accrued liabilities	3,761,094	4,593,725
Total current liabilities	17,422,901	18,549,491

Noncurrent liabilities:
Accrued long-term liability	144,100	144,100
Long-term portion of obligations under capital lease	222,187	260,148
Noncurrent unearned service revenue	68,035	56,393
Noncurrent deferred tax liability	5,741,316	5,545,692
Total noncurrent liabilities	6,175,638	6,006,333

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,256,193 issued at January 31, 2009 and October 31, 2008	11,255	11,255
Paid-in capital	13,480,467	13,493,395
Retained earnings	30,541,982	30,539,714
Less treasury stock, at cost (988,501 shares at January 31,2009 and 1,001,883 shares at October 31, 2008)	(2,169,946)	(2,207,468)
Total shareholders’ equity	41,863,758	41,836,896
Total liabilities and shareholders’ equity	$65,462,297	$66,392,720

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended January 31,
	2009	2008

Systems sales	$8,585,753	$7,714,159
Services	9,993,233	9,724,942
Other revenues	1,039	510,634
Net sales and service revenues	18,580,025	17,949,735

Cost of systems sales	6,342,365	5,786,822
Services costs	6,983,739	7,130,924
Cost of other revenues & corporate COGS	447,770	441,379
Total cost of sales and service	13,773,874	13,359,125

Gross profit	4,806,151	4,590,610

Operating expenses
Selling, general and administrative	4,456,109	3,662,262
Amortization	322,251	202,898
Total operating expenses	4,778,360	3,865,160

Income from operations	27,791	725,450

Interest expense	(29,903)	(102,985)
Interest and other income	11,380	17,764
Total interest and other expense	(18,523)	(85,221)

Income before provision for income taxes	9,268	640,229
Provision for income taxes	7,000	251,000

Net income	$2,268	$389,229

Earnings per share
Basic	$0.00	$0.04

Diluted	$0.00	$0.04

Weighted average shares outstanding	10,222,494	10,224,971

Weighted average equivalent shares	10,222,494	10,249,693

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance- October 31, 2008	11,256,193	$11,255	1,001,883	$(2,207,468)	$13,493,395	$30,539,714	$41,836,896

Purchase of treasury stock	—	—	25,534	(48,093)	—	—	(48,093)
Issuance of restricted common stock	—	—	(38,916)	85,615	(85,615)	—	—
Stock based compensation	—	—	—	—	72,687	—	72,687
Net income	—	—	—	—	—	2,268	2,268

Balance- January 31, 2009	11,256,193	$11,255	988,501	$(2,169,946)	$13,480,467	$30,541,982	$41,863,758

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended January 31,
	2009	2008
Cash flows from operating activities:
Net income	$2,268	$389,229

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	224,947	166,810
Amortization	322,251	202,899
Stock based compensation	70,365	54,516
Loss on sale of assets	3,764	425
Provision for returns & doubtful accounts receivable	365,000	—
Provision for excess and obsolete inventory	25,500	25,500
Increase in deferred tax liability	209,518	102,535
Change in assets and liabilities:
(Increase) in net investment in sales-type leases & other receivables	(145,586)	(401,304)
Decrease (increase) in trade accounts receivable	1,593,819	(903,872)
(Increase) in inventories	(882,926)	(931,924)
(Increase) decrease in deferred tax asset	(237,824)	148,465
(Increase) in prepaid expenses and other assets	(73,282)	(377,387)
Decrease (increase) in prepaid taxes	24,140	(11,551)
(Decrease) increase in accounts payable	(1,297,187)	48,472
Increase in unearned revenue	400,226	404,992
(Decrease) in accrued liabilities	(80,309)	(949,438)
Total adjustments	522,416	(2,420,862)

Net cash provided by (used in) operating activities	524,684	(2,031,633)

Cash flows from investing activities:
Additions to property, plant & equipment	(218,552)	(327,496)
Proceeds from sale of assets	5,064	—
Investment in capitalized service contracts	(750,000)	—
Net cash used in investing activities	(963,488)	(327,496)

Cash flows from financing activities:
Principal payments on debt	(42,773)	(42,771)
Net borrowings on revolving line of credit	655,977	2,060,088
Payments on capital lease obligations	(36,521)	—
Payments to acquire treasury stock	(48,093)	—
Exercise of stock options	—	90,215
Net cash provided by financing activities	528,590	2,107,532

Net increase (decrease) in cash and cash equivalents	89,786	(251,597)

Cash and cash equivalents, beginning of period	63,639	402,918
Cash and cash equivalents, end of period	$153,425	$151,321

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$30,149	$97,220
Cash paid during the period for income taxes	$12,860	$11,519

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2009

(Unaudited)

1.  BASIS OF PRESENTATION:

XETA Technologies, Inc. (“XETA” or the “Company”) is a leading integrator of advanced communications technologies with nationwide sales and service. XETA serves a diverse group of business clients in sales, engineering, project management, implementation, and service support.  The Company sells products produced by a variety of manufacturers including Avaya, Inc. (“Avaya”), Nortel Networks Corporation (“Nortel”), and Mitel Corporation (“Mitel”).  In addition, the Company manufactures and markets a line of proprietary call accounting systems to the hospitality industry.  XETA is an Oklahoma corporation.

The Company prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures are adequate to reasonably insure the information is not misleading.  Management suggests that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto made a part of the Company’s Annual Report on Form 10-K, Commission File No. 0-16231, which was filed with the Commission on January 23, 2009.  Management believes that the financial statements contain all adjustments necessary for a fair statement of the results for the interim periods presented.  All adjustments were of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

Segment Information

The Company has three reportable segments:  services, commercial system sales, and hospitality system sales.  Services revenues represent revenues earned from installing and maintaining systems for customers in both the commercial and hospitality segments.  The Company defines commercial system sales as sales to the non-hospitality industry.

The reporting segments follow the same accounting policies used for the Company’s consolidated financial statements and are described in the Summary of Significant Accounting Policies in the Company’s Form 10-K described above.  Company management evaluates a segment’s performance based on gross margins.  Assets are not allocated to the segments.  Sales outside of the U.S. are immaterial.

The following is a tabulation of business segment information for the three months ended January 31, 2009 and 2008:

	Services Revenues	Commercial Systems Sales	Hospitality Systems Sales	Other Revenues	Total
2009
Sales	$9,993,233	$6,296,705	$2,289,048	$1,039	$18,580,025
Cost of sales	(6,983,739)	(4,801,767)	(1,540,598)	(447,770)	(13,773,874)
Gross profit	$3,009,494	$1,494,938	$748,450	$(446,731)	$4,806,151

2008
Sales	$9,724,942	$6,029,935	$1,684,224	$510,634	$17,949,735
Cost of sales	(7,130,924)	(4,601,659)	(1,185,163)	(441,379)	(13,359,125)
Gross profit	$2,594,018	$1,428,276	$499,061	$69,255	$4,590,610

Stock-Based Compensation Plans

The Company accounts for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements.  The Company recognizes the fair value of stock-based compensation awards as selling, general and administrative expense as appropriate in the consolidated statements of operations on a straight-line basis over the vesting period.  Compensation expense was recognized in the statements of operations as follows:

	2009	2008
Three months ended January 31,	$70,365	$54,516

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

New Accounting Pronouncements

On November 1, 2008 the Company adopted Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of SFAS No. 141(R) will change the accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of October 31, 2008, the Company did not have any minority interests; therefore the adoption of SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial statements.

On February 20, 2008 the FASB issued FASB Staff Position (“FSP”) on Financial Accounting Standards No. 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions”. The FSP provides guidance on the accounting for a transfer of a financial asset and a repurchase financing.  Repurchase financing is a repurchase agreement that relates to a previously transferred financial asset between the same counterparties (or consolidated affiliates of either counterparty), that is entered into contemporaneously with, or in contemplation of, the initial transfer.  Under the FSP, a transferor and transferee will not separately account for a transfer of a financial asset and a related repurchase financing unless: (a) the two transactions have a valid and distinct business or economic purpose for being entered into separately; and (b) the repurchase financing does not result in the initial transferor regaining control over the financial asset. An initial transfer of a financial asset and repurchase financing that are entered into contemporaneously with, or in contemplation of, one another shall be considered linked unless all of the following criteria are met at the inception of the transaction:

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

In March 2008 the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”, (“SFAS No. 161”). This statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation.  The Company is required to adopt SFAS No. 161 on or before November 1, 2009.  The Company currently does not participate in any derivative instruments or hedging activities as defined under SFAS No. 133 and therefore it is unlikely that the adoption of SFAS No. 161 will have any impact on the Company’s consolidated financial statements.

In April 2008 the FASB issued FASB Staff Position on Financial Accounting Standard No. 142-3, “Determination of the Useful Life of Intangible Assets”, which amends the factors that  should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets under SFAS No. 142 “Goodwill and Other Intangible Assets”.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of the expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007) “Business Combinations” and other U.S. generally accepted accounting principles.  The Company will adopt this FSP in the first quarter of fiscal 2010 and will apply the guidance prospectively to intangible assets acquired after adoption.

In May 2008 the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements. SFAS No. 162 became effective on November 15, 2008 following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The implementation of this standard did not have a material impact on the Company’s consolidated financial position and results of operations.

2.  ACCOUNTS RECEIVABLE:

Accounts receivable consists of the following:

	January 31, 2009	(Audited) October 31, 2008

Trade accounts receivables	$18,573,112	$20,188,378
Less reserve for doubtful accounts	(536,433)	(192,880)
Net trade accounts receivables	$18,036,679	$19,995,498

On January 14, 2009 Nortel Networks Corporation (“Nortel”) filed for bankruptcy protection in the United States.  At the time of the filing, Nortel owed approximately $685,000 for services rendered under the Company’s wholesale managed services program in which the Company is engaged by Nortel to provide field technical services to Nortel’s end-user customers.  The bankruptcy is in its early stages and at the time of this filing, Nortel has not filed its reorganization plan. Therefore our ability to assess the probability of recovering pre-petition amounts due is limited.  As of January 31, 2009, we have recorded $350,000 as  a reserve against possible bad debts.  This provision represents fifty percent of the unsecured claim.  We are carefully following developments in the bankruptcy case and will assert our available legal rights and defenses when appropriate.

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following:

	January 31, 2009	(Audited) October 31, 2008

Finished goods and spare parts	$6,959,016	$6,084,830
Less- reserve for excess and obsolete inventories	(865,025)	(848,265)
Total inventories, net	$6,093,991	$5,236,565

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	Estimated Useful Lives	January 31, 2009	(Audited) October 31, 2008

Building and building improvements	3-20	$3,118,424	$3,054,563
Data processing and computer field equipment	2-7	3,365,902	3,351,229
Software development costs, work-in-process	N/A	1,916,313	2,069,234
Software development costs of components placed into service	3-10	6,873,428	6,631,805
Computer hardware	3-5	626,193	615,657
Land	-	611,582	611,582
Office furniture	5-7	929,885	944,048
Auto	5	497,285	516,185
Other	3-7	238,871	239,533

Total property, plant and equipment		18,177,883	18,033,836
Less- accumulated depreciation and amortization		(7,732,050)	(7,311,297)

Total property, plant and equipment, net		$10,445,833	$10,722,539

5.  INCOME TAXES:

The tax provision reflects the effective Federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.  Generally, we expect our tax provision rate to be approximately 40%.

6.  CREDIT AGREEMENTS:

The Company has a credit facility with a commercial bank that includes a term loan and a $7.5 million revolving line of credit.  The facility matures on September 30, 2009.  The term loan, which is collateralized with a first mortgage on the Broken Arrow, Oklahoma, headquarters, amortizes based on a 13 year life. The revolving line of credit is used to finance growth in working capital and is collateralized by trade accounts receivable and inventories.

At January 31, 2009 and October 31, 2008, the Company had approximately $3.180 million and $2.524 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $4.3 million available under the revolving line of credit at January 31, 2009.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  Long term debt consisted of the following:

	January 31, 2009	(Audited) October 31, 2008

Term note, payable in monthly installments of $14,257 plus interest, plus a fixed payment of $1,198,061 due September 30, 2009, collateralized by a first mortgage on the Company’s building	$1,311,792	$1,354,565

Less-current maturities	1,311,792	1,354,565

Total long-term debt, less current maturities	$—	$—

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (“LIBOR”) (.419% at January 31, 2009) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (4.0% at January 31, 2009) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At January 31, 2009 the Company was paying 2.875% on the revolving line of credit borrowings and 3.00% on the mortgage note.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to annual earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.  At January 31, 2009 the Company was in compliance with the covenants of the credit facility.

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

	For the Three Months Ended January 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$2,268	10,222,494	$0.00
Dilutive effect of stock options		—

Diluted EPS
Net income	$2,268	10,222,494	$0.00

	For the Three Months Ended January 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$389,229	10,224,971	$0.04
Dilutive effect of stock options		24,722

Diluted EPS
Net income	$389,229	10,249,693	$0.04

Options to purchase 1,288,300 shares of common stock at an average exercise price of $6.43 and 774,900 shares of common stock at an average exercise price of $8.43 were not included in the computation of diluted earnings per share for the three months ended January 31, 2009 and 2008, respectively, because inclusion of these options would be antidilutive.

8.  CAPITAL LEASES:

During 2008, the Company leased software licenses under an agreement that is classified as a capital lease. The book value of the licenses is included in the balance sheet as property, plant, and equipment and was $367,752 at January 31, 2009.  Accumulated amortization of the leased equipment at January 31, 2009 was $88,768.  Amortization of assets under the capital lease is included in depreciation expense.  The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of January 31, 2009, are as follows:

Capital Lease Payments

1 Year	$161,435
2 Years	161,435
3 Years	67,265
Total minimum lease payments	390,135
Less- imputed interest	18,283
Present value of minimum payments	371,852
Less-current maturities of capital lease obligation	149,665
Long-term capital lease obligation	$222,187

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

In the following discussion, we make forward-looking statements relating to future events and our future performance and results.  All statements other than those that are purely historical may be forward-looking statements.  Forward-looking statements generally include words such as “expects,” “anticipates,” “may”, “plans,” “believes,” “intends,” “projects,” “estimates,” “targets,” “may,” “should” and similar words or expressions.  Such statements are not guarantees of performance, but rather reflect our current expectation, estimates, and forecasts about the industry and markets in which we operate, and our assumptions and beliefs based upon information currently available to us.  These statements are subject to risks and uncertainties that are difficult to predict or are beyond our control.  Examples of these risks include: the U.S. economic crisis and its impact on capital spending trends in our markets; the tightening of credit availability in the U.S.; the recent bankruptcy filing by Nortel Networks; the financial condition of our suppliers in general and changes by them in their distribution strategies and support; our ability to maintain and improve upon current gross profit margins; unpredictable revenue levels from quarter to quarter; continuing acceptance and success of the Mitel product and services offering; intense competition and industry consolidation; dependence upon a few large wholesale customers in our Managed Services offering; and the availability and retention of revenue professionals and certified technicians, and other .  These and other risks and uncertainties are discussed under the heading “Risk Factors” under Part I of the Company’s Form 10-K for the fiscal year ended October 31, 2008 (filed with the Commission on January 23, 2009), and in updates to such risk factors set forth in Item 1A of Part II of this quarterly report.  Because of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements.  Consequently, we caution investors to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

Overview

Strategy.

In fiscal 2009 we have adopted five primary strategies:  continue to acquire market share through aggressive sales activities; take advantage of Avaya’s new channel-centric go-to-market strategy; focus on fast growing applications such as unified communications; focus on industry verticals such as hospitality, healthcare and education; and augment growth through targeted acquisitions.

In addition to these strategies, senior management initiated an internal program to improve operational methods and practices.  The purpose of this effort is to identify internal opportunities to reduce costs.  These efforts are ongoing, and include development of new and refined processes; organize back office activities for improved labor utilization; use internal systems and technologies to automate routine activities; and review workforce utilization to ensure appropriate staffing composition.

Special Considerations.

On January 14, 2009 Nortel Networks Corporation filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware.  This filing was the culmination of Nortel’s efforts to “put [Nortel] on sound financial footing once and for all” as stated publicly by Nortel’s president and chief executive, Mike Zafirovski.  Nortel is one of our major suppliers and represents a significant portion of our business.  As such this filing is of considerable concern.  Presently we expect our post-petition relationship with Nortel to continue without interruption.  However, management clearly recognizes the potential impact of Nortel’s filing on the Company’s financial performance.  In response we are closely monitoring developments associated with the filing and will respond appropriately as new information becomes available.

Nortel currently owes XETA approximately $685,000 in pre-petition accounts receivable at January 31, 2009.  At this filing the bankruptcy is in its early stages and Nortel has not filed its reorganization plan.   This limits our ability to assess the probability of recovering pre-petition amounts due.  As of January 31,

2009, we have recorded $350,000 as an additional reserve against possible bad debts.  This provision represents one-half of the unsecured claim.  We are carefully following developments in the bankruptcy case and will assert our legal rights and defenses as appropriate.

Operating Summary.

In the first quarter of fiscal 2009, we earned net income of $2,000 on revenues of $18.58 million compared to net income of $389,000 on revenues of $17.95 million in the first fiscal quarter of 2008.  These results reflect a cautionary bad debt provision of  $350,000 in response to Nortel’s bankruptcy filing and the challenges posed by macroeconomic conditions.

Financial Position Summary.

Since October 31, 2008, our financial condition improved and we generated positive cash flows from operations.  We discuss these and other financial items in more detail under “Financial Condition” below.

The following discussion presents additional information regarding our financial condition and results of operations for the three month period ended January 31, 2009 and 2008 and should be considered in conjunction with our above comments as well as the “Risk Factors” section below.

Financial Condition

Our financial condition improved during the first fiscal quarter of 2009 as our working capital grew by 6% to $9.9 million.  In addition we generated $525,000 in cash flows from operations.  These cash flows included non-cash charges of $1.66 million, a decrease in accounts receivable of $1.59 million, and an increase in deferred tax liabilities of $210,000.  These increases were partially offset by a decrease in accounts payable of $1.30 million, an increase in inventory of $883,000 and other changes in working capital items, which netted a decrease in cash of $113,000.  We increased borrowings on our working capital line of credit of $656,000 and received proceeds from the sale of capital assets of $5,000.  We used cash to reduce our mortgage balance through scheduled principal payments by $43,000; to purchase capitalized service contracts of $750,000; to fund other financing and investing activities of $85,000; and to acquire capital assets of $219,000.  Of these expenditures, $114,000 was spent on capital equipment as part of normal replacement of our Information Technology infrastructure and headquarters facility improvements.  The remaining $99,000 was spent on our Oracle implementation.  Non-cash charges included depreciation of $225,000; amortization of $322,000; stock-based compensation of $70,000; a loss on the sale of assets of $4,000; a provision for doubtful accounts receivable of $365,000; and a provision for obsolete inventory of $26,000.

As noted above, our deferred tax liabilities increased $210,000 during the first fiscal quarter of 2009 and the balance of our noncurrent deferred tax liabilities was $5.7 million at January 31, 2009.  Most of this balance and the increase in this account are due to the difference in accounting for Goodwill between generally accepted accounting principles (“GAAP”) and the U.S. tax code.  Under GAAP, Goodwill is not amortized, but instead is evaluated for impairment.  This evaluation is conducted as conditions warrant, but not less than annually under the guidelines set forth in SFAS No. 142, “Goodwill and Other Intangible Assets”.  For tax purposes, Goodwill is amortized on a straight-line basis over 15 years.  As a result, the Company receives a tax deduction of approximately 1/15th of its Goodwill balance each year in its tax return.  This difference between no amortization expense being recorded in the GAAP-based operating statements and approximately $1.8 million in deductions taken on the tax return is recognized in the balance sheet as additional noncurrent deferred tax liabilities.  The amount recorded is the difference multiplied by the effective tax rate.  This difference is recorded as a noncurrent item because under GAAP deferred taxes are recorded as current or noncurrent based on the classification of the asset or liability which generated the deferred tax item.  The deferred tax liability associated with accounting for Goodwill will not be reduced unless the Company records an impairment charge to Goodwill in a future accounting period.

At January 31, 2009 the balance on our working capital revolver was $3.2 million, with $4.3 million additional borrowings available.  We believe that this capacity is sufficient to support our operating requirements for the foreseeable future.  The working capital revolver and the mortgage on our headquarters facility are scheduled to mature on September 30, 2009. We expect to renew these instruments for 12-month and 36-month periods, respectively, prior to their expiration.  Given current credit market conditions, it is likely that such renewals could result in higher borrowing costs and/or reduced availability for unsecured borrowings.  In addition to the available capacity under our working capital line of credit, we believe we may have access to a variety of capital sources such as bank debt, private placements of subordinated debt, and public or private sales of equity.

Results of Operations

In the first quarter of fiscal 2009 our revenues increased $630,000 or 4% compared to the first quarter of 2008, and our net income decreased $387,000 or 99%.   These results reflect higher sales in our major revenue categories.  However, the impact of these increased revenues was offset by a $350,000 bad debt provision in response to Nortel’s bankruptcy filing.  The narrative below provides further explanation of these results.

Systems Sales.

In the first quarter of fiscal 2009, systems sales increased approximately $872,000 or 11% compared to the same period last year.  This increase includes a $267,000 or 4% increase in sales of systems to commercial customers and a $605,000 or 36% increase in sales of systems to hospitality customers.  The increase in sales to commercial customers primarily reflects the maturation of our backlog at the conclusion of fiscal 2008. These revenues were balanced across a number of large projects shipped during the last one-third of the quarter.

The quarterly growth in sales of systems to hospitality customers reflects our continued success in this niche market.  Results support our strategy to expand the revenues associated with our Mitel product offering.  The Mitel product line provides us with the opportunity to work with hotel chains and property management companies that have standardized on the Mitel product line.  In addition, the Mitel offering is well-suited to properties of 150 rooms and below.  This presents us an avenue to aggressively pursue system sales opportunities in this property category.  We are pleased with our hospitality results and will continue to exploit opportunities across this segment.   While we anticipate continued success in the hospitality market, given economic conditions, we expect future revenue performance at or below historical levels.

Services Revenues.

Our services revenues increased $268,000 or 3% in the first quarter compared to the same period last year.  Services revenues consist of the following:

	For the Three Months Ended January 31,
	2009	2008
Contract & T&M	$6,975,000	$7,208,000
Implementation	2,186,000	2,042,000
Cabling	832,000	475,000
Total Services revenues	$9,993,000	$9,725,000

Contract and time-and-materials (T&M) revenues decreased 3% in the first quarter.  This performance reflects relatively flat growth in our wholesale services programs and a modest decline in T&M service revenues.  We believe these revenues were influenced by general economic conditions as customers reduced spending on non-critical services.  Also, we experienced some customer churn in our wholesale services business during the quarter.

Implementation revenues increased 7% in the first fiscal quarter.  We attribute this to increasing demand for complex communication systems.  These projects require significant fee-generating design and engineering services provided by our Professional Services Organization (“PSO”).  As the market continues to displace conventional communication platforms and adopt complex systems, we anticipate continued growth in this area of our business through the fee-based utilization of these highly skilled technical resources.

Cabling revenues increased 75% in the first fiscal quarter.  This increase is attributed primarily to revenues associated with a small number of major cabling projects.  We are pleased with the beneficial growth provided by these projects and continue to aggressively market our national cabling capabilities.  However, no assurance can be given that subsequent periods will produce similar performance.

Gross Margins.

The table below presents the gross margins earned on our primary revenue streams:

	For the Three Months Ended January 31,
Gross Margins	2009	2008
Systems sales	26.1%	25.0%
Services revenues	30.1%	26.7%
Other revenues	-7,869.4%	89.0%
Corporate cost of goods sold	-2.0%	-2.2%
Total	25.9%	25.6%

Gross margins on systems sales in the first fiscal quarter improved slightly over last year exceeding our target of 23% to 25% for systems revenues.  These results are due primarily to strong margins in our hospitality business.  We continue to receive considerable pricing support from our manufactures in the form of project-specific discounts and incentive rebates.  These incentives are material to our gross margins and we work diligently to maximize this support; however, no assurance can be given that future support will continue at historical levels.

The gross margins earned on Services revenues reflect improved results in this area of our business.  The contributing factors associated with these improved results center on a 43% growth in cabling revenues, a reduction in fixed costs, and the use of third party Quality Service Partners to maximize margins on these revenues.   In addition we benefited from improved utilization of our PSO and realized favorable results from cost containment efforts.

The final component of our gross margins is the margins earned on other revenues and our corporate cost of goods sold.  We earn the majority of other revenues from the sale of Avaya maintenance contracts on which we earn either a commission or gross profit.  We have no continuing service obligation associated with these revenues and gross profits.  In the first quarter we experienced a dramatic drop in other revenues as compared to the first quarter of 2008.  The decline was expected as we benefitted from record levels of commissions earned from Avaya throughout 2008 as customers purchased or renewed Avaya service contracts at a higher than normal pace in anticipation of manufacturer price increases for these services.  We expect revenues on this element of our business to return to historical norms in 2009.  This is an unpredictable revenue stream that depends on the expiration dates of existing contracts, installation dates of new systems, the customer type as defined by Avaya, and the number of years that customers contract for services.  Other revenues may also include sales and cost of goods sold on equipment or services outside our normal provisioning processes. These revenues vary in both sales volume and gross margins earned.  Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.

Our total operating expenses increased $913,000 or 24% in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008.  Operating expenses were 25.7% of revenues in the first quarter compared to 21.5% in the first quarter last year.  The growth in operating expenses in the quarter over quarter comparison reflects several factors:

•                  Significant bad debt provision in response to the Nortel bankruptcy filing

•                  Increased expenditures to support the Oracle platform

•                  Increased board of director fees to support the addition of independent membership to the board

•                  Increased legal fees to support litigation and board activities

•                  Increased non-cash charges related to stock compensation expense for equity grants provided to management and key employees

•                  Increased amortization of: Oracle platform in association with its expanded utilization; and intangible assets associated with recent acquisitions of customer lists and service contracts

For the quarter operating expenses were impacted by all of the factors listed above.  Unfortunately these expenses grew faster than our revenues due in part to the bad debt provision associated with the Nortel bankruptcy.  However, even considering the Nortel provision, operating expenses were higher than our targets.  We are targeting operating expenses of 18% to 20% of revenues over the next two to four years as we realize economies of scale.

Interest Expense and Other Income.

Net interest and other expense was $19,000 in the first quarter of fiscal 2009 compared to $85,000 in net interest and other expense in the first quarter of fiscal 2008.  This decrease reflects both lower interest rates, and a reduction in borrowings.

Tax Provision.

The tax provision reflects the effective Federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.  Generally, we expect our tax provision rate to be approximately 40%.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of January 31, 2009 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.  There were no changes in our internal controls or in other factors that could materially affect, or is reasonably likely to materially affect, these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

There has been no change in the status of the Design Business Communications, Inc., d/b/a/ American Telephone (“AMTEL”) matter since we last reported on it in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008, filed on January 23, 2009.

Subsequent to the end of our first quarter for fiscal 2009, we reached a settlement agreement with a former employee in a routine employment related matter first referenced in our Form 10-Q for the quarter ended April 30, 2008, filed on June 5, 2008.  The settlement did not have a material impact on our financial position or results of operations.

Additionally, we are involved as a plaintiff in another matter which we consider to be routine and incidental to the operation of our business.  We do not believe this proceeding will have a material affect on our financial position or results of operations.

ITEM 1A.  RISK FACTORS.

The information presented below is an update to the “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008 and should be read in conjunction therewith.  Except as set forth below, the Risk Factors included in the Company’s Form 10-K for its 2008 fiscal year have not materially changed.

Our business is affected by capital spending. Current economic conditions and the ability of our customers to access credit may reduce capital spending over the next twelve months and beyond.

The U.S. economy is mired in a recessionary contraction and, despite efforts by the Federal Government to stabilize the banking and financial systems, credit availability remains limited for nearly all enterprises, hence the outlook for corporate profits is uncertain.  These factors are contributing to a high degree of uncertainty concerning capital spending in 2009.  Because our business depends on capital spending for technology and equipment, we may experience a decline in demand for our products.  Such a decline may have a material, negative impact on our operating results and financial condition.

Nortel’s Chapter 11 bankruptcy filing may result in both a short-term and long-term financial loss for the Company.

Nortel filed a voluntary petition for Chapter 11 bankruptcy protection on January 14, 2009.  We are owed approximately $685,000 in pre-petition accounts receivable.  Based on filings approved by the bankruptcy court allowing Nortel to fund post-petition business operations, we plan to continue to provide services to Nortel’s end-user customers under our wholesale services relationship, which currently produces approximately $3 million in annual revenues.  If our pre-petition claims are not collectible either in whole or in large part, we could experience material, negative operating results in the near term.  Furthermore, it is impossible to predict the long term impact of Nortel’s bankruptcy filing on our managed services revenues or our Nortel equipment business.  As such, our ongoing revenues and future financial results could be materially impaired in the event that Nortel is unable to fund its future operations; end-users elect to abandon their Nortel equipment for other products; Nortel implements dramatic changes to its business plan and strategies that negatively affect our relationship with Nortel as a business partner and/or vendor; the U.S. and global economic crisis negatively impacts Nortel’s ability to reorganize operations; and/or Nortel is unable to continue as debtor in possession or to emerge from bankruptcy.

Our manufacturers’ strategies regarding the provision of equipment and services to their customers may change dramatically and could have a material impact on our operating results.

Avaya is repositioning itself as a hardware and software manufacturer providing a wide range of voice communications hardware and applications to its customers.  As part of this strategy, Avaya is segmenting its hardware maintenance and software support.  The new software support offerings include technical support for specific voice applications and upgrade services to ensure customers can access all software patches and upgrades.  Currently, we earn revenues from some of our customers, particularly hospitality customers, to provide the products and services now being included by Avaya in its new software support offerings.    These changes could have a material, negative impact on our operating results if our revenues or margins are reduced in response to these mandated changes by Avaya.

As a result of its bankruptcy Nortel could revise its market strategy, and a revision could have a material, negative impact on our operating results if our revenues or margins are reduced as a result of a change in strategy.  While we do not currently anticipate changes in Nortel’s strategy, we cannot provide any assurance that the Nortel business relationship will produce beneficial contributions to our financial performance as described in our earlier filings.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

On October 29, 2008 the Board of Directors approved a stock repurchase program authorizing the Company to use up to $1,000,000 to repurchase its outstanding common stock on the open market.  This program does not have an expiration date.  The following table presents repurchase activity for the first quarter of fiscal 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

November 2008	3,260	$1.77	3,260	$994,223
December 2008	13,768	1.84	13,768	968,903
January 2009	8,506	2.00	8,506	951,907
Total	25,534	$1.88	25,534	$951,907

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

XETA Technologies, Inc.
(Registrant)

Dated: February 27, 2009	By:	/s/ Greg D. Forrest
Greg D. Forrest
Chief Executive Officer

Dated: February 27, 2009	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.