Form 10-Q
period 2009-04-30
XETA TECHNOLOGIES INC
filed 2009-06-02
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every

Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

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

As of May 28, 2009, there were 10,223,861 shares of the registrant’s common stock, par value $0.001, outstanding

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	April 30, 2009	October 31, 2008

ASSETS

Current assets:
Cash and cash equivalents	$5,683	$63,639
Current portion of net investment in sales-type leases and other receivables	1,418,232	353,216
Trade accounts receivable, net	14,826,699	19,995,498
Inventories, net	5,106,116	5,236,565
Deferred tax asset	772,453	588,926
Prepaid taxes	23,774	64,593
Prepaid expenses and other assets	1,886,039	1,608,113
Total current assets	24,038,996	27,910,550

Noncurrent assets:
Goodwill	26,873,751	26,825,498
Intangible assets, net	803,121	828,825
Net investment in sales-type leases, less current portion above	150,341	103,037
Property, plant & equipment, net	10,229,969	10,722,539
Other assets	631	2,271
Total noncurrent assets	38,057,813	38,482,170

Total assets	$62,096,809	$66,392,720

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,269,020	$1,354,565
Revolving line of credit	759,269	2,524,130
Accounts payable	4,944,842	6,691,550
Current portion of obligations under capital lease	151,120	148,225
Current unearned service revenue	3,309,534	3,237,296
Accrued liabilities	3,436,736	4,593,725
Total current liabilities	13,870,521	18,549,491

Noncurrent liabilities:
Accrued long-term liability	144,100	144,100
Long-term portion of obligations under capital lease	183,857	260,148
Noncurrent unearned service revenue	70,044	56,393
Noncurrent deferred tax liability	5,711,383	5,545,692
Total noncurrent liabilities	6,109,384	6,006,333

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,256,193 issued at April 30, 2009 and October 31, 2008	11,255	11,255
Paid-in capital	13,558,183	13,493,395
Retained earnings	30,725,270	30,539,714
Less treasury stock, at cost (993,695 shares at April 30, 2009 and 1,001,883 shares at October 31, 2008)	(2,177,804)	(2,207,468)
Total shareholders’ equity	42,116,904	41,836,896
Total liabilities and shareholders’ equity	$62,096,809	$66,392,720

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008

Systems sales	$7,789,138	$10,271,761	$16,374,891	$17,985,920
Services	9,841,649	10,134,470	19,834,882	19,859,412
Other revenues	125,816	405,592	126,855	916,226
Net sales and service revenues	17,756,603	20,811,823	36,336,628	38,761,558

Cost of systems sales	5,809,523	7,541,560	12,151,888	13,328,382
Services costs	6,768,814	7,600,057	13,752,553	14,730,981
Cost of other revenues & corporate COGS	435,275	483,972	883,045	925,351
Total cost of sales and service	13,013,612	15,625,589	26,787,486	28,984,714

Gross profit	4,742,991	5,186,234	9,549,142	9,776,844

Operating expenses
Selling, general and administrative	4,081,197	4,263,500	8,537,306	7,925,762
Amortization	335,006	254,513	657,257	457,411
Total operating expenses	4,416,203	4,518,013	9,194,563	8,383,173

Income from operations	326,788	668,221	354,579	1,393,671

Interest expense	(28,498)	(68,731)	(58,401)	(171,716)
Interest and other income	3,998	9,531	15,378	27,295
Total interest and other expense	(24,500)	(59,200)	(43,023)	(144,421)

Income before provision for income taxes	302,288	609,021	311,556	1,249,250
Provision for income taxes	119,000	238,000	126,000	489,000

Net income	$183,288	$371,021	$185,556	$760,250

Earnings per share
Basic	$0.02	$0.04	$0.02	$0.07

Diluted	$0.02	$0.04	$0.02	$0.07

Weighted average shares outstanding	10,225,395	10,254,310	10,223,944	10,231,120

Weighted average equivalent shares	10,225,411	10,263,297	10,223,973	10,246,272

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance- October 31, 2008	11,256,193	$11,255	1,001,883	$(2,207,468)	$13,493,395	$30,539,714	$41,836,896

Purchase of treasury stock	—	—	30,728	(55,951)	—	—	(55,951)
Issuance of restricted common stock from treasury	—	—	(38,916)	85,615	(85,615)	—	—
Stock based compensation	—	—	—	—	150,403	—	150,403
Net income	—	—	—	—	—	185,556	185,556

Balance- April 30, 2009	11,256,193	$11,255	993,695	$(2,177,804)	$13,558,183	$30,725,270	$42,116,904

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended April 30,
	2009	2008
Cash flows from operating activities:
Net income	$185,556	$760,250

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	454,306	338,743
Amortization	657,260	457,415
Stock based compensation	144,598	116,561
Loss on sale of assets	3,764	425
Provision for returns & doubtful accounts receivable	380,000	—
Provision for excess and obsolete inventory	51,000	51,000
Increase in deferred tax liability	193,479	176,611
Change in assets and liabilities:
Increase in net investment in sales-type leases & other receivables	(851,209)	(204,772)
Decrease (increase) in trade accounts receivable	5,397,361	(2,987,711)
Decrease (increase) in inventories	323,383	(596,390)
(Increase) decrease in deferred tax asset	(183,527)	289,105
Increase in prepaid expenses and other assets	(153,289)	(245,140)
Decrease in prepaid taxes	40,819	7,294
(Decrease) increase in accounts payable	(1,796,759)	1,579,670
(Decrease) increase in unearned revenue	(334,108)	241,806
Decrease in accrued liabilities	(815,269)	(1,376,433)
Total adjustments	3,511,809	(2,151,816)

Net cash provided by (used in) operating activities	3,697,365	(1,391,566)

Cash flows from investing activities:
Additions to property, plant & equipment	(328,675)	(718,893)
Proceeds from sale of assets	5,064	—
Acquisitions, net of cash acquired	(701,957)	—
Investment in capitalized service contracts	(750,000)	—
Net cash used in investing activities	(1,775,568)	(718,893)

Cash flows from financing activities:
Principal payments on debt	(85,545)	(85,544)
Net borrowings on revolving line of credit	(1,764,861)	1,828,278
Payments on capital lease obligations	(73,396)	—
Payments to acquire treasury stock	(55,951)	—
Exercise of stock options	—	90,215
Net cash (used in) provided by financing activities	(1,979,753)	1,832,949

Net decrease in cash and cash equivalents	(57,956)	(277,510)

Cash and cash equivalents, beginning of period	63,639	402,918
Cash and cash equivalents, end of period	$5,683	$125,408

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$65,595	$179,779
Cash paid during the period for income taxes	$79,491	$15,958

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 30, 2009

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

The following is a tabulation of business segment information for the three months ended April 30, 2009 and 2008.

	Services Revenues	Commercial Systems Sales	Hospitality Systems Sales	Other Revenue	Total
2009
Sales	$9,841,649	$5,279,778	$2,509,360	$125,816	$17,756,603
Cost of sales	(6,768,814)	(3,961,332)	(1,848,191)	(435,275)	(13,013,612)
Gross profit	$3,072,835	$1,318,446	$661,169	$(309,459)	$4,742,991

2008
Sales	$10,134,470	$8,775,074	$1,496,687	$405,592	$20,811,823
Cost of sales	(7,600,057)	(6,483,890)	(1,057,670)	(483,972)	(15,625,589)
Gross profit	$2,534,413	$2,291,184	$439,017	$(78,380)	$5,186,234

The following is a tabulation of business segment information for the six months ended April 30, 2009 and 2008.

	Services Revenues	Commercial Systems Sales	Hospitality Systems Sales	Other Revenue	Total
2009
Sales	$19,834,882	$11,576,483	$4,798,408	$126,855	$36,336,628
Cost of sales	(13,752,553)	(8,763,099)	(3,388,789)	(883,045)	(26,787,486)
Gross profit	$6,082,329	$2,813,384	$1,409,619	$(756,190)	$9,549,142

2008
Sales	$19,859,412	$14,805,009	$3,180,911	$916,226	$38,761,558
Cost of sales	(14,730,981)	(11,085,549)	(2,242,833)	(925,351)	(28,984,714)
Gross profit	$5,128,431	$3,719,460	$938,078	$(9,125)	$9,776,844

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

	2009	2008
Three months ended April 30,	$74,233	$62,045

Six months ended April 30,	$144,598	$116,561

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

New Accounting Pronouncements

In April 2009 the FASB issued FASB Staff Position on Financial Accounting Standard No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities.  The intent of the FSP is to provide guidance on the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements; it does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP is effective for financial statements issued for fiscal years ending after June 15, 2009.  The implementation of this FSP is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2009 the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires a company to disclose the fair value of its financial instruments for interim reporting periods.  FSP FAS No. 107-1 and APB No. 28-1 is effective for interim periods ending after June 15, 2009.

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

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of April 30, 2009, the Company did not have any minority interests; therefore the adoption of SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial statements.

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

2.  ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following:

	April 30, 2009	(Audited) October 31, 2008

Trade accounts receivables	$15,379,313	$20,188,378
Less reserve for doubtful accounts	(552,614)	(192,880)
Net trade accounts receivables	$14,826,699	$19,995,498

On January 14, 2009 Nortel filed for bankruptcy protection in the United States.  At the time of Nortel’s filing, they owed approximately $685,000 for services rendered under the Company’s wholesale managed services program in which the Company is engaged by Nortel to provide field technical services to Nortel’s end-user customers.  At the time of filing this form 10-Q, Nortel has not filed its reorganization plan; therefore our ability to assess the probability of recovering pre-petition amounts due is limited.  As of April 30, 2009, we have recorded $350,000 as a reserve against possible bad debts.    We are following developments in the bankruptcy case and will assert our available legal rights and defenses when appropriate.

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following:

	April 30, 2009	(Audited) October 31, 2008

Finished goods and spare parts	$5,987,733	$6,084,830
Less- reserve for excess and obsolete inventories	(881,617)	(848,265)
Total inventories, net	$5,106,116	$5,236,565

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	Estimated Useful Lives	April 30, 2009	(Audited) October 31, 2008

Building and building improvements	3-20	$3,118,424	$3,054,563
Data processing and computer field equipment	2-7	3,069,525	3,351,229
Software development costs, work-in-process	N/A	1,752,121	2,069,234
Software development costs of components placed into service	3-10	7,087,714	6,631,805
Computer hardware	3-5	627,168	615,657
Land	—	611,582	611,582
Office furniture	5-7	848,337	944,048
Auto	5	502,521	516,185
Other	3-7	257,274	239,533

Total property, plant and equipment		17,874,666	18,033,836
Less- accumulated depreciation and amortization		(7,644,697)	(7,311,297)

Total property, plant and equipment, net		$10,229,969	$10,722,539

5.  INCOME TAXES:

The tax provision reflects the effective Federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.  Generally, we expect our tax provision rate to be approximately 40%.

6.  CREDIT AGREEMENTS:

The Company has a credit facility with a commercial bank that includes a term loan and a $7.5 million revolving line of credit.  The facility matures on September 30, 2009.  The term loan, which is collateralized with a first mortgage on the Broken Arrow, Oklahoma, headquarters, amortizes based on a 13 year life. The revolving line of credit is used to finance growth in working capital and is collateralized by qualifying trade accounts receivable and inventories.

At April 30, 2009 and October 31, 2008, the Company had approximately $759,000 and $2.524 million, respectively, outstanding on the revolving line of credit.  The Company had approximately $6.7 million available under the revolving line of credit at April 30, 2009.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  Long term debt consisted of the following:

	April 30, 2009	(Audited) October 31, 2008

Term note, payable in monthly installments of $14,257 plus interest, plus a fixed payment of $1,198,061 due September 30, 2009, collateralized by a first mortgage on the Company’s building	$1,269,020	$1,354,565

Less-current maturities	1,269,020	1,354,565

Total long-term debt, less current maturities	$—	$—

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (“LIBOR”) (0.418% at April 30, 2009) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (4.0% at April 30, 2009) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At April 30, 2009 the Company was paying 2.875% on the revolving line of credit borrowings and 3.00% on the mortgage note.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to annual earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.  At April 30, 2009 the Company was in compliance with the covenants of the credit facility.

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

	For the Three Months Ended April 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$183,288	10,225,395	$0.02
Dilutive effect of stock options		16

Diluted EPS
Net income	$183,288	10,225,411	$0.02

	For the Three Months Ended April 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$371,021	10,254,310	$0.04
Dilutive effect of stock options		8,987

Diluted EPS
Net income	$371,021	10,263,297	$0.04

	For the Six Months Ended April 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$185,556	10,223,944	$0.02
Dilutive effect of stock options		29

Diluted EPS
Net income	$185,556	10,223,973	$0.02

	For the Six Months Ended April 30, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$760,250	10,231,120	$0.07
Dilutive effect of stock options		15,152

Diluted EPS
Net income	$760,250	10,246,272	$0.07

Options to purchase 1,398,000 shares of common stock at an average exercise price of $6.06 and 844,900 shares of common stock at an average exercise price of $8.08 were not included in the computation of diluted earnings per share for the three months ended April 30, 2009 and 2008, respectively, because inclusion of these options would be antidilutive.  Options to purchase 1,398,000 shares of common stock at an average exercise price of $6.06 and 828,636 shares of common stock at an average exercise price of $8.16 were not included in the computation of diluted earnings per share for the six months ended April 30, 2009 and 2008, respectively, because inclusion of these options would be antidilutive.

8.  CAPITAL LEASES:

During 2008, the Company leased software licenses under an agreement that is classified as a capital lease. The book value of the licenses is included in the balance sheet as property, plant and equipment and was $329,709 at April 30, 2009.  Accumulated amortization of the leased licenses at April 30, 2009 was $126,811.  Amortization under the capital lease is included in depreciation expense.  The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of April 30, 2009, are as follows:

Capital Lease Payments

1 Year	$161,435
2 Years	161,435
3 Years	26,906
Total minimum lease payments	349,776
Less- imputed interest	14,799
Present value of minimum payments	334,977
Less-current maturities of capital lease obligation	151,120
Long-term capital lease obligation	$183,857

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

In the following discussion, we make forward-looking statements concerning future performance, events and results. Other than purely historical statements, all others are likely forward-looking.  Forward-looking statements generally include words such as “expects,” “anticipates,” “may,” “plans,” “believes,” “intends,” “projects,” “estimates,” “targets,” “should” and similar expressions.  Such statements reflect our perspective on the industry and markets in which we operate.  Any statements containing estimates and forecasts are not guarantees of performance, but rather, our assumptions and beliefs based upon information currently available to us.  These statements are subject to risks and uncertainties that are difficult to predict or beyond our control.  Examples of these risks include: the condition of U.S. economy and its impact on capital spending; reduced availability of credit; the Nortel Networks bankruptcy filing; the financial condition of our suppliers and changes in their distribution strategies and support; our ability to maintain and improve current gross profit margins; unpredictable quarter to quarter revenues; continuing market success of the Mitel product and services offerings; intense competition; industry consolidation; our dependence upon a few large wholesale customers in our Managed Services offering; and our ability to attract and retain talented sales, operational and technical personnel.  These and other risks and uncertainties are discussed under the heading “Risk Factors” under Part I of the Company’s Form 10-K for the fiscal year ended October 31, 2008 (filed with the Commission on January 23, 2009), and in updates to such risk factors set forth in Item 1A of Part II of our quarterly reports during fiscal 2009.  Because of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements.  Consequently, we caution investors to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

Overview

Strategy.

At the beginning of fiscal 2009 we adopted five primary strategies:  continue to acquire market share through targeted sales activities; take advantage of Avaya’s new channel-centric go-to-market strategy; focus on fast growing applications such as unified communications; focus on industry verticals such as hospitality, healthcare and education; and augment growth through targeted acquisitions.

In addition to these strategies, senior management initiated an internal program to improve operational methods and practices to produce leverage in our operating results, particularly in our selling, general, and administrative expenses.  The purpose of this effort is to identify internal opportunities to reduce costs.  These efforts are ongoing, and include development of new and refined processes; organize back office activities for improved labor utilization; use internal systems and technologies to automate routine activities; and review workforce utilization to ensure appropriate staffing composition.

In April 2009 XETA purchased the assets of Summatis Communications, LLC (“Summatis”) located in Southboro, MA.  Summatis provides communications solutions, integration and maintenance services primarily targeted at the Nortel product line.  The acquisition strengthens our presence in the northeastern U.S. and adds to our Nortel competencies.  While the acquisition is not material to our financial position or results of operations, it represents an incremental step in our overall acquisitions strategy.

On January 14, 2009 Nortel Networks Corporation filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware.  Nortel is one of our major suppliers and represents a significant portion of our business.  As such this filing is of considerable concern.  At the time of filing this form 10-Q, our post-petition relationship with Nortel continues without interruption.  However, management recognizes the potential impact of Nortel’s filing on the Company’s financial performance (see Item 1A. “Risk Factors” below).  Nortel owes XETA approximately $685,000 in pre-petition accounts receivable.  To date, Nortel has not filed its reorganization plan.  This limits our ability to assess the probability of recovering pre-petition amounts due.  As of April 30, 2009, we have recorded $350,000 as a reserve against possible bad debts.  We are following developments in the bankruptcy case and will assert our legal rights and defenses as appropriate.

Operating Summary.

In the second quarter of fiscal 2009, we earned net income of $183,000 on revenues of $17.8 million compared to net income of $371,000 on revenues of $20.8 million in the second quarter of last year.    For the first six months of fiscal 2009, we earned $186,000 in net income on revenues of $36.3 million compared to net income of $760,000 on revenues of $38.8 million.  These results reflect the challenging macroeconomic conditions and their influence primarily on our commercial systems sales.  We discuss this and other contributing factors in more detail under “Results of Operations” below.

Financial Position Summary.

Since October 31, 2008, our financial condition has improved as evidenced by the generation of positive cash flows from operations.  We discuss these and other financial items in more detail under “Financial Condition” below.

The following discussion presents additional information regarding our financial condition and results of operations for the three- and six-month periods ended April 30, 2009 and 2008 and should be considered in conjunction with our above comments as well as the “Risk Factors” section below.

Financial Condition

Our financial condition improved during the first two fiscal quarters of 2009 as our working capital grew by 8.6% to $10.2 million.  In addition we generated $3.70 million in cash flows from operations.  These cash flows included earnings and non-cash charges of $1.88 million; a decrease in accounts receivable of $5.40 million; a decrease in inventory of $323,000; and an increase in deferred tax liabilities of $193,000.  These increases were partially offset by a decrease in accounts payable of $1.80 million; a decrease in accrued liabilities of $815,000; and other changes in working capital items, which netted a decrease in cash of $1.48 million.  Non-cash charges included depreciation of $454,000; amortization of $657,000; stock-based compensation of $145,000; a loss on the sale of assets of $4,000; a provision for doubtful accounts receivable of $380,000; and a provision for obsolete inventory of $51,000.

We used these positive cash flows to reduce borrowings on our working capital line of credit by $1.765 million: to make asset purchases of capitalized hospitality service contracts as well as certain net assets of Summatis, together totaling $1.452 million; reduce our mortgage balance through scheduled principal payments by $86,000; fund other financing and investing activities of $129,000; and acquire capital assets of $329,000.  The acquisition of capital assets included $179,000 spent as part of normal replacement of our Information Technology infrastructure and headquarters facility improvements.  The remaining $150,000 was spent on our Oracle implementation.

At April 30, 2009, the balance on our working capital revolver was $759,000, with $6.7 million additional borrowings available.  We believe that this capacity is sufficient to support our operating requirements for the foreseeable future.  The working capital revolver and the mortgage on our headquarters facility are scheduled to mature on September 30, 2009. We expect to renew these instruments prior to their expiration.  Given current credit market conditions, it is likely that such renewals could result in higher borrowing costs and/or reduced availability for unsecured borrowings.  In addition to the available capacity under our working capital line of credit, we believe we may have access to a variety of capital sources such as bank debt, private placements of subordinated debt, and public or private sales of equity.

Results of Operations

In the second quarter of fiscal 2009, revenues decreased $3.1 million or 15% compared to the second quarter 2008, and net income decreased $188,000 or 51%.  In the first six months of the year, revenues decreased $2.4 million or 6% and earnings declined $575,000 or 76%.  These results reflect lower sales of commercial systems and lower levels of commissions earned from the sale of Avaya post-warranty maintenance contracts..  The year-to-date results were also impacted by the $350,000 bad debt provision in response to Nortel’s bankruptcy filing.  The narrative below provides further explanation of these results.

Systems Sales.

In the second quarter of fiscal 2009, systems sales decreased approximately $2.5 million or 24% compared to the same period last year.  This decrease includes a $3.5 million or 40% decrease in sales of systems to commercial customers and a $1.0 million or 68% increase in sales of systems to hospitality customers.  Year-to-date systems sales decreased $1.6 million or 9% compared to last year.  This decrease includes a decrease in sales of systems to commercial customers of $3.2 million or 22% and an increase in sales of systems to hospitality customers of $1.6 million or 51%.  The decrease in system sales to commercial customers reflects difficult comparisons related to the revenues earned from the Miami-Dade County Public School’s (“M-DCPS”) project.  Additionally macroeconomic conditions and Nortel’s bankruptcy impacted our sales efforts.

Throughout fiscal 2008, we enjoyed strong commercial systems sales, installation revenues, and cabling revenues generated by the series of orders received from M-DCPS.  In total, these orders generated over $10 million in revenues for the Company during the year.  We have not received a similar order during fiscal 2009, making comparisons to last year’s results more difficult.  Customers continue to reduce capital spending in response to recessionary conditions, and access to credit remains problematic.  As these conditions have intensified, customers have limited their capital spending to necessity purchases and investments with clear, rapid returns.  Finally, uncertainty around the Nortel bankruptcy continues to dampen demand for equipment in this product line.

The quarterly and year to date growth in sales of systems to hospitality customers, particularly during a challenging hospitality market, reflects our continued success in this niche market.  Results support our strategy to expand our product offering to Mitel products which has provided us with the opportunity to work with hotel chains and property management companies that have previously standardized on the Mitel product line.  While we anticipate continued success in the hospitality market, given economic conditions, we expect downward pressure on revenues in this segment.  As such revenues may be at or less than historical levels in the last half of the fiscal year.

Services Revenues.

Services revenues consist of the following:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2009	2008	2009	2008
Contract & T&M	$7,050,000	$7,028,000	$14,026,000	$14,236,000
Implementation	2,271,000	2,344,000	4,457,000	4,386,000
Cabling	520,000	762,000	1,352,000	1,237,000
Total Services revenues	$9,841,000	$10,134,000	$19,835,000	$19,859,000

Contract and time-and-materials (T&M) revenues increased 0.3% and decreased 2%, respectively in the second quarter and year-to-date periods.  This year-to-date performance reflects relatively flat revenues in our wholesale services programs and a modest decline in T&M service revenues.  We believe T&M revenues were influenced by general economic conditions as customers reduced spending on non-critical services.  We continue to aggressively market our national service footprint and multi-product line technical capabilities to end-users, network service providers, and large integrators of voice and data technologies.  In the second quarter, we secured new service programs with Marriott International and Lockheed Martin Corporation. Additionally, we acquired customer relationships from Summatis.  We expect these new programs and relationships to positively impact our Contract & T&M revenues in the third fiscal quarter.

Implementation revenues decreased 3% and increased 2%, respectively in the second fiscal quarter and year-to-date periods.  These results were achieved despite significant deceases in commercial systems sales, traditionally the primary driver of these revenues.  We attribute year-to-date performance to increasing demand for more complex communications systems.  These projects require significant fee-generating design and engineering services provided by our Professional Services Organization (“PSO”).  Long term as customers displace conventional communications platforms and adopt more complex systems, we anticipate growth in this area of our business through the fee-based utilization of these highly skilled technical resources.

Cabling revenues decreased 32% and increased 9%, respectively in the second fiscal quarter and year-to-date periods.  The second quarter decline in cabling revenues is primarily associated with the difficult comparisons to fiscal 2008 which were helped significantly by the M-DCPS orders as discussed above.  Generally, we are pleased with the beneficial year-to-date growth in cabling revenues and continue to market our national structured cabling capabilities.

Gross Margins.

The table below presents the gross margins earned on our primary revenue streams:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
Gross Margins	2009	2008	2009	2008
Services revenues	31.2%	25.0%	30.7%	25.8%
Systems sales	25.4%	26.6%	25.8%	25.9%
Other revenues	40.2%	79.1%	-24.5%	84.6%
Corporate cost of goods sold	-2.0%	-1.9%	-2.0%	-2.0%
Total	26.7%	24.9%	26.3%	25.2%

Gross margins earned on Services revenues reflect improved cost controls and on-boarding the new Samsung service program.  In addition during the period we experienced improved utilization of our PSO consulting and design resources on fee-based engagements.  Expanding these billable consulting services for these high-value resources is an important aspect of our services strategy.

Gross margins on systems sales in the second quarter and the year-to-date periods are above our target of 23% to 25% for systems revenues.  We continue to receive considerable pricing support from our manufactures in the form of project-specific discounts and incentive rebates.  These incentives are material to our gross margins and we work diligently to maximize this support; however, no assurance can be given that future support will continue at historical levels.

The final component of our gross margins is the margins earned on other revenues and our corporate cost of goods sold.  We earn the majority of other revenues from the sale of Avaya maintenance contracts on which we earn either a commission or gross profit.  We have no continuing service obligation associated with these revenues and gross profits.  In the first half of fiscal 2009 we experienced a dramatic drop in other revenues as compared to the same period last year.  Some decline in this segment was expected as we benefitted from accelerated customer decisions throughout 2008.  In 2008 many customers accelerated their purchases or renewals of Avaya service contracts in anticipation of manufacturer price increases for these services.  This is an unpredictable revenue stream that depends on the expiration dates of existing contracts, installation dates of new systems, the customer type as defined by Avaya, and the number of years that customers contract for services.  While no assurance can be given, we expect sales of Avaya service contracts to return to pre fiscal 2008 levels.  Other revenues may also include sales and cost of goods sold on equipment or services sold outside our normal provisioning processes. These revenues vary in both sales volume and gross margins earned.  Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.

Our total operating expenses decreased $102,000 or 2% in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008.  Operating expenses were 24.9% of revenues in the second quarter compared to 21.7% in the second quarter last year.  Operating expenses increased $811,000 or 10% for the first half of fiscal 2009 compared to the same period a year ago.  Operating expenses were 25.3% of revenues in the first half of fiscal 2009 compared to 21.6% last year.  The growth in operating expenses in the first half of fiscal 2009 reflects the following factors:

•                  A significant bad debt provision in response to the Nortel bankruptcy filing

•                  Increased legal fees to support litigation and board governance activities

•                  Increased amortization of: the Oracle platform in association with its expanded utilization; and intangible assets associated with recent acquisitions of service contracts and customer lists

The growth of operating expenses as a percentage of revenues is concerning, however; we deemed it tactically appropriate, given our strong cash flows, to support operating expenses above our targets in the near term.  This tactic positions us to take advantage of improving economic conditions in subsequent quarters.  In the longer term we continue to target operating expenses of 18% to 20% of revenues over the next two to four years as we realize economies of scale.

Interest Expense and Other Income.

Net interest and other expense was $25,000 in the second quarter of fiscal 2009 compared to $59,000 in net other expense in the second quarter of fiscal 2008.  Net interest and other expense was $43,000 for the six-month period ended April 30, 2009 compared to $144,000 in net other expense in the same period last year.  This decrease reflects both lower interest rates and a reduction in borrowings.

Tax Provision.

The tax provision reflects the effective Federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.  Generally, we expect our tax provision rate to be approximately 40%.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of April 30, 2009 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.  There were no changes in our internal controls or in other factors that could materially affect, or is reasonably likely to materially affect, these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

During the fiscal quarter covered by this report, the arbitration claim filed in April 2008 by Design Business Communications, Inc., d/b/a/ American Telephone (“AMTEL”) against us and Hitachi Telecom (USA) Inc. (“HITEL”) alleging a breach of AMTEL’s Authorized Distributorship Agreement with HITEL (“Distributor Agreement”), was largely resolved pursuant to the terms of the settlement agreement entered into by all three parties in November 2008.  (A full description of the alleged breach, which was based upon an order by AMTEL for 48 discontinued phones, is set forth under “Item 3. Legal Proceedings” in the Company’s Form 10-K filed January 23, 2009).  During the quarter, XETA delivered an agreed upon number of new phone sets to AMTEL and AMTEL paid XETA the agreed price for the phones, all in accordance with the terms of the settlement agreement.   The settlement agreement also requires AMTEL to file a dismissal of the arbitration, which remains to be filed as of the date of this 10-Q report.

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

The U.S. economy is mired in a recessionary contraction and, despite efforts by the Federal Government to stabilize the banking and financial systems, credit availability remains limited for nearly all enterprises, hence the outlook for corporate profits is uncertain.  These factors are contributing to a high degree of uncertainty concerning capital spending in 2009.  Because our business is affected by capital spending for technology and equipment, we may continue to experience declining demand for our products.  This could have a material, negative impact on our operating results and financial condition.

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

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

On October 29, 2008, the Board of Directors approved a stock repurchase program authorizing the Company to use up to $1,000,000 to repurchase its outstanding common stock on the open market.   Since the inception of the program, we have repurchased a total of 30,728 shares of our common stock for a total cash investment of $55,951.  This program does not have an expiration date.  The following table presents repurchase activity for the second quarter of fiscal 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

February 2009	2,846	$1.37	2,846	$948,014
March 2009	820	1.44	820	946,834
April 2009	1,528	1.82	1,528	944,049
Total	5,194	$1.51	5,194	$944,049

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 7, 2009, at our Annual Meeting of Shareholders, the following directors were elected to the Board of Directors.  Votes cast for each nominee were as follows:

Nominee	For	Against	Abstain

Donald T. Duke	7,817,176	1,738,809	27,245
Greg D. Forrest	9,305,397	250,484	27,349
S. Lee Crawley	9,295,186	259,630	28,414
Robert D. Hisrich	8,171,554	1,383,716	27,960
Richard R. Devenuti	9,152,282	355,952	74,996
Ronald L. Siegenthaler	7,929,454	1,623,089	30,687
Ozarslan A. Tangun	9,187,854	366,331	29,045

The shareholders voted at the Annual Meeting to ratify the selection of HoganTaylor LLP as our independent auditors for the 2009 fiscal year, with votes cast as follows:

For	Against	Withhold
9,403,009	23,819	156,402

The shareholders also voted at the Annual Meeting to approve a stock option exchange program under which eligible Company employees may be offered the opportunity to exchange their eligible stock purchase options under the Company’s existing equity compensation plans for a smaller number of new options at a lower exercise price, with votes cast as follows:

For	Against	Withhold	Broker Non votes
3,530,396	1,615,560	224,037	4,213,237

ITEM 5.	OTHER INFORMATION.

(a)  None.

ITEM 6.	EXHIBITS.

Exhibits (filed herewith):

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XETA Technologies, Inc.
(Registrant)

Dated: May 29, 2009	By:	/s/ Greg D. Forrest
Greg D. Forrest
Chief Executive Officer

Dated: May 29, 2009	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.