Form 10-Q
period 2009-07-31
XETA TECHNOLOGIES INC
filed 2009-09-01
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

As of August 28, 2009 there were 10,222,861 shares of the registrant’s common stock, par value $0.001, outstanding.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	July 31, 2009	October 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$2,980,984	$63,639
Current portion of net investment in sales-type leases and other receivables	364,502	353,216
Trade accounts receivable, net	11,382,724	19,995,498
Inventories, net	5,108,844	5,236,565
Deferred tax asset	418,420	588,926
Prepaid taxes	33,374	64,593
Prepaid expenses and other assets	1,622,308	1,608,113
Total current assets	21,911,156	27,910,550

Noncurrent assets:
Goodwill	15,845,869	26,825,498
Intangible assets, net	729,855	828,825
Net investment in sales-type leases, less current portion above	358,976	103,037
Property, plant & equipment, net	6,997,784	10,722,539
Deferred tax asset	213,548	—
Other assets	—	2,271
Total noncurrent assets	24,146,032	38,482,170

Total assets	$46,057,188	$66,392,720

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,226,248	$1,354,565
Revolving line of credit	—	2,524,130
Accounts payable	4,001,866	6,691,550
Current portion of obligations under capital lease	152,589	148,225
Current unearned service revenue	3,211,064	3,237,296
Accrued liabilities	3,526,417	4,593,725
Total current liabilities	12,118,184	18,549,491

Noncurrent liabilities:
Accrued long-term liability	144,100	144,100
Long-term portion of obligations under capital lease	145,154	260,148
Noncurrent unearned service revenue	55,759	56,393
Noncurrent deferred tax liability	—	5,545,692
Total noncurrent liabilities	345,013	6,006,333

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,256,193 issued at July 31, 2009 and October 31, 2008	11,255	11,255
Paid-in capital	13,636,544	13,493,395
Retained earnings	22,126,202	30,539,714
Less treasury stock, at cost (994,695 shares at July 31, 2009 and 1,001,883 shares at October 31, 2008)	(2,180,010)	(2,207,468)
Total shareholders’ equity	33,593,991	41,836,896
Total liabilities and shareholders’ equity	$46,057,188	$66,392,720

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended July 31,		Ended July 31,
	2009	2008	2009	2008

Systems sales	$6,522,569	$10,662,567	$22,897,460	$28,648,487
Services	10,524,397	12,028,241	30,359,279	31,887,653
Other revenues	136,271	512,724	263,126	1,428,950
Net sales and service revenues	17,183,237	23,203,532	53,519,865	61,965,090

Cost of systems sales	4,639,749	7,846,284	16,791,637	21,174,666
Services costs	7,505,892	8,373,080	21,258,445	23,104,061
Cost of other revenues & corporate COGS	425,480	781,806	1,308,525	1,707,157
Total cost of sales and service	12,571,121	17,001,170	39,358,607	45,985,884

Gross profit	4,612,116	6,202,362	14,161,258	15,979,206

Operating expenses
Selling, general and administrative	4,388,488	4,870,068	12,925,794	12,795,830
Amortization	344,727	265,152	1,001,984	722,563
Impairment of Goodwill & Other Assets	14,000,000	—	14,000,000	—
Total operating expenses	18,733,215	5,135,220	27,927,778	13,518,393

(Loss) income from operations	(14,121,099)	1,067,142	(13,766,520)	2,460,813

Interest expense	(20,810)	(96,401)	(79,211)	(268,117)
Interest and other income (expense)	(1,159)	99	14,219	27,394
Total interest and other expense	(21,969)	(96,302)	(64,992)	(240,723)

(Loss) income before provision for income taxes	(14,143,068)	970,840	(13,831,512)	2,220,090
(Benefit) provision for income taxes	(5,544,000)	380,000	(5,418,000)	869,000

Net (loss) income	$(8,599,068)	$590,840	$(8,413,512)	$1,351,090

(Loss) earnings per share
Basic	$(0.84)	$0.06	$(0.82)	$0.13

Diluted	$(0.84)	$0.06	$(0.82)	$0.13

Weighted average shares outstanding	10,223,753	10,254,310	10,223,881	10,241,861

Weighted average equivalent shares	10,223,753	10,254,310	10,223,881	10,246,811

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance- October 31, 2008	11,256,193	$11,255	1,001,883	$(2,207,468)	$13,493,395	$30,539,714	$41,836,896

Purchase of treasury stock	—	—	31,728	(58,157)	—	—	(58,157)
Issuance of restricted common stock from treasury	—	—	(38,916)	85,615	(85,615)	—	—
Stock based compensation	—	—	—	—	228,764	—	228,764
Net loss	—	—	—	—	—	(8,413,512)	(8,413,512)

Balance- July 31, 2009	11,256,193	$11,255	994,695	$(2,180,010)	$13,636,544	$22,126,202	$33,593,991

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended July 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(8,413,512)	$1,351,090

Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation	722,945	528,811
Amortization	1,001,983	722,563
Impairment of Goodwill & Other Assets	14,000,000	—
Stock based compensation	219,476	181,782
Loss on sale of assets	3,764	425
Provision for returns & doubtful accounts receivable	395,000	7,924
Provision for excess and obsolete inventory	76,500	76,500
(Decrease) increase in deferred tax liability	(5,504,010)	600,156
Change in assets and liabilities:
Increase in net investment in sales-type leases & other receivables	(7,440)	(265,342)
Decrease (increase) in trade accounts receivable	8,628,795	(7,180,367)
Decrease (increase) in inventories	295,968	(1,590,301)
(Increase) decrease in deferred tax asset	(43,042)	245,561
Decrease (increase) in prepaid expenses and other assets	109,831	(774,273)
Decrease (increase) in prepaid taxes	31,219	(31,956)
(Decrease) increase in accounts payable	(2,739,735)	1,982,387
(Decrease) increase in unearned revenue	(446,734)	1,146,906
(Decrease) increase in accrued liabilities	(408,020)	210,632
Total adjustments	16,336,500	(4,138,592)

Net cash provided by (used in) operating activities	7,922,988	(2,787,502)

Cash flows from investing activities:
Additions to property, plant & equipment	(636,586)	(841,549)
Proceeds from sale of assets	5,064	—
Acquisitions, net of cash acquired	(802,887)	—
Investment in capitalized service contracts	(750,000)	—
Net cash used in investing activities	(2,184,409)	(841,549)

Cash flows from financing activities:
Principal payments on debt	(128,317)	(128,316)
Net (payments) borrowings on revolving line of credit	(2,524,130)	3,350,390
Payments on capital lease obligations	(110,630)	(11,979)
Payments to acquire treasury stock	(58,157)	—
Exercise of stock options	—	90,215
Net cash (used in) provided by financing activities	(2,821,234)	3,300,310

Net increase (decrease) in cash and cash equivalents	2,917,345	(328,741)

Cash and cash equivalents, beginning of period	63,639	402,918
Cash and cash equivalents, end of period	$2,980,984	$74,177

Supplemental disclosure of cash flow information:

Cash paid during the period for interest	$87,523	$268,919
Cash paid during the period for income taxes	$102,095	$55,208
Capital lease obligations incurred	$—	$456,520

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2009

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

The following is a tabulation of business segment information for the three months ended July 31, 2009 and 2008:

	Services Revenues	Commercial Systems Sales	Hospitality Systems Sales	Other Revenue	Total
2009
Sales	$10,524,397	$4,032,103	$2,490,466	$136,271	$17,183,237
Cost of sales	(7,505,892)	(2,828,437)	(1,811,312)	(425,480)	(12,571,121)
Gross profit	$3,018,505	$1,203,666	$679,154	$(289,209)	$4,612,116

2008
Sales	$12,028,241	$8,366,333	$2,296,234	$512,724	$23,203,532
Cost of sales	(8,373,080)	(6,161,782)	(1,684,502)	(781,806)	(17,001,170)
Gross profit	$3,655,161	$2,204,551	$611,732	$(269,082)	$6,202,362

The following is a tabulation of business segment information for the nine months ended July 31, 2009 and 2008:

	Services Revenues	Commercial Systems Sales	Hospitality Systems Sales	Other Revenue	Total
2009
Sales	$30,359,279	$15,608,586	$7,288,874	$263,126	$53,519,865
Cost of sales	(21,258,445)	(11,591,536)	(5,200,101)	(1,308,525)	(39,358,607)
Gross profit	$9,100,834	$4,017,050	$2,088,773	$(1,045,399)	$14,161,258

2008
Sales	$31,887,653	$23,171,342	$5,477,145	$1,428,950	$61,965,090
Cost of sales	(23,104,061)	(17,247,331)	(3,927,335)	(1,707,157)	(45,985,884)
Gross profit	$8,783,592	$5,924,011	$1,549,810	$(278,207)	$15,979,206

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

	2009	2008
Three months ended July 31,	$74,878	$65,221

Nine months ended July 31,	$219,476	$181,782

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

New Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162” (“SFAS No. 168”).  SFAS No. 168 establishes the Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with GAAP.  The Codification will supersede existing non-SEC accounting and reporting standards.  This

Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In June 2009 the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities” (“SFAS No. 167”).  SFAS No. 167 replaces the quantitative based calculation for determining which variable interest entities have a controlling financial interest with an approach that is expected to be primarily qualitative.  The requirement for consolidation will be based on the reporting entity’s ability to direct the activities of the other entity’s economic performance as well as the other entity’s purpose and design.  The reporting entity will be required to provide additional disclosures regarding involvement with variable interest entities and any significant changes in risk exposure resulting from that involvement.  SFAS No. 167 will be effective for fiscal years beginning after November 15, 2009.  The Company does not currently have any variable interest relationships; therefore, the adoption of SFAS No. 167 is not expected to have a material impact on the Company’s financial position or results of operations.

In June 2009 the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS No. 166”). SFAS No. 166 amends FASB Statement No. 140 by removing the concept of a qualifying special-purpose entity and modifies the financial-components approach used in that statement.  SFAS No. 166 limits the circumstances in which a transferor derecognizes a portion of a financial asset or when the transferor has continuing involvement with the financial asset.  The statement establishes conditions for reporting a transfer of a portion of a financial asset as a sale.  SFAS No. 166 will be effective for fiscal years beginning after November 15, 2009.  The adoption of this statement is not expected to have a material impact on the Company’s financial position or results of operations.

In May 2009 the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes the general standards of accounting for and disclosures required for events occurring after the balance sheet date but before financial statements are issued or are available to be issued.  Under SFAS No. 165 the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, are required to be recognized in the financial statements.  Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued should not be recognized in the financial statements.  Subsequent events that are not recognized in the financials statements may need to be disclosed to prevent the financial statements from being misleading.  The disclosure should include the nature of event and an estimate of the financial effect or a statement that an estimate cannot be made.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009.

In April 2009 the FASB issued FASB Staff Position (“FSP”) on Financial Accounting Standard No. 115-2 and No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities.  The intent of the FSP is to provide guidance on the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements; it does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  The FSP is effective for financial statements issued for interim and annual periods ending after June 15, 2009.  The implementation of this FSP is not expected to have a material impact on the Company’s financial position or results of operations.

In April 2009 the FASB issued FSP FAS No. 107-1 and APB No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments”, which requires a company to disclose the fair value of its financial instruments for interim reporting periods.  FSP FAS No. 107-1 and APB No. 28-1 is effective for interim periods ending after June 15, 2009.

On November 1, 2008 the Company adopted Statement of Financial Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The FASB issued FSP SFAS No. 157-1, “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13, which amends SFAS No. 157 to remove certain leasing transactions from its scope.  The FASB issued FSP SFAS No. 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.  The FASB issued FSP SFAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active”, which clarifies the application of SFAS No. 157 in a market that is not active and provides guidance in key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  On April 2009 the FASB issued FSP SFAS No. 157-4, “Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly”, which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and guidance on identifying circumstances that indicate a transaction is not orderly.   FSP SFAS No. 157-4 is effective for interim and periods ending after June 15, 2009.  The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In December 2007 the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS No. 160”).  SFAS No. 160 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  SFAS No. 160 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of July 31, 2009, the Company did not have any minority interests; therefore the adoption of SFAS No. 160 is not expected to have an impact on the Company’s consolidated financial statements.

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

Goodwill and Other Long-lived Assets

The Company accounts for goodwill under the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”).  Under SFAS 142, goodwill recorded as a part of a business combination is not amortized, but instead is subject to at least an annual assessment for impairment by applying a fair-value-based test.  During the third quarter the Company experienced a continued decline in revenues in its commercial equipment reporting unit due to poor economic conditions and uncertainty regarding Nortel’s product line.  Additionally, the Company also experienced a sustained decline in its market capitalization.  These factors, taken together, prompted an interim test for impairment.  The Company conducted step 1 of its review as of July 31, 2009 and engaged an independent valuation consultant to assist in the formulation of fair values for each of its reporting units.  In order to make this assessment, the Company prepared a long-term forecast of the operating results and cash flows associated with the major reporting units of its business.  The forecast was prepared to determine the net discounted cash flows associated with each of these units.  The Company, with the assistance of its valuation consultant, also developed market-based approaches to estimate the value of its reporting units.  These market-based approaches utilize current valuations of businesses similar to the Company’s and apply various valuation techniques to estimate fair value.  These estimated income-based and market-based valuations were weighted and the corresponding valuation was then compared to the book value of each of the reporting units.  Making this assessment requires a great deal of judgment, including the growth rates of various business lines, gross margins, operating margins, discount rates, and the capital expenditures needed to support the projected growth in revenues.  The valuation consultant engaged to assist in this evaluation examined additional data regarding competitors and market conditions which also required a great amount of subjectivity and assumptions.  The methodologies used in this interim analysis were consistent with the methodologies and valuation techniques used in past impairment assessments.  Based on completion of step 1 of the analysis, management determined that the carrying value of the commercial equipment reporting unit was greater than its estimated fair value and therefore an impairment of the goodwill associated with this unit exists.

Management has estimated the impairment to be between $9 million and $13 million and an impairment charge of $11.0 million was recorded in the third fiscal quarter representing the Company’s best estimate of the probable impairment at this time.  The Company will adjust the impairment charge, if necessary, after completing step two of its impairment test in connection with its next periodic report filing with the Securities and Exchange Commission.

In accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” an impairment loss on long-lived assets used in operations is recorded when events and circumstances indicate that the carrying amount of the asset may not be recoverable.  During the third fiscal quarter, it was determined that certain identifiable assets related to our Oracle ERP platform were impaired because the Company estimates that full cost of the system cannot be reasonably recovered based on near-term projected financial results.  An impairment charge of $3.0 million was recorded as of July 31, 2009 to reduce the Company’s carrying value of this asset to the mid-point of management’s estimate of the replacement cost of an ERP system that would be adequate for the Company’s current and near-term operating needs.

2.  ACCOUNTS RECEIVABLE:

Accounts receivable consist of the following:

	July 31, 2009	(Audited) October 31, 2008

Trade accounts receivables	$11,938,936	$20,188,378
Less reserve for doubtful accounts	(556,212)	(192,880)
Net trade accounts receivables	$11,382,724	$19,995,498

On January 14, 2009 Nortel filed for bankruptcy protection in the United States.  The administrators of the bankruptcy have adopted a business disposal strategy.  Under this strategy, the administrators have segmented Nortel into three business units: Virtual Service Switches, CDMA businesses and Enterprise Solutions.  We conduct all of our Nortel business through the Enterprise Solutions unit.  On July 21, 2009, the administrators of the bankruptcy announced they had entered into a stalking horse assets and share sale agreement with Avaya for the Enterprise Solutions unit and this process is proceeding.  Due to the nature of the stalking horse auction process, a final determination of the purchaser of the Enterprise Solutions unit is not expected until near the end of our fiscal year.  At the time of Nortel’s filing, they owed approximately $685,000 for services rendered under the Company’s wholesale managed services program in which the Company is engaged by Nortel to provide field technical services to Nortel’s end-user customers.  At the time of filing this Form 10-Q the deadline for filing a plan of reorganization was September 11, 2009, but this date is subject to extension.  Until Nortel files its reorganization plan; our ability to assess the probability of recovering pre-petition amounts due is limited.  As of July 31, 2009 we have recorded $350,000 as a reserve against possible bad debts.  On July 17, 2009 the bankruptcy court granted the Company’s request for offset of $116,000 in charges the Company owed Nortel at the time of the filing.  We are following developments in the bankruptcy case and will assert our available legal rights and defenses when appropriate.

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or average) or market and consist of the following:

	July 31, 2009	(Audited) October 31, 2008

Finished goods and spare parts	$6,010,738	$6,084,830
Less- reserve for excess and obsolete inventories	(901,894)	(848,265)
Total inventories, net	$5,108,844	$5,236,565

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	Estimated Useful Lives	July 31, 2009	(Audited) October 31, 2008

Building and building improvements	3-20	$3,119,404	$3,054,563
Data processing and computer field equipment	2-7	3,225,850	3,351,229
Software development costs, work-in-process	N/A	220,911	2,069,234
Software development costs of components placed into service	3-10	2,619,700	6,631,805
Computer hardware	3-5	631,848	615,657
Land	—	611,582	611,582
Office furniture	5-7	779,588	944,048
Auto	5	502,521	516,185
Other	3-7	293,938	239,533

Total property, plant and equipment		12,005,342	18,033,836
Less- accumulated depreciation and amortization		(5,007,558)	(7,311,297)

Total property, plant and equipment, net		$6,997,784	$10,722,539

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

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	July 31, 2009	(Audited) October 31, 2008
Deferred tax assets:
Net operating loss carryforward	$1,889,299	$1,158,195
Currently nondeductible reserves	555,173	353,000
Accrued liabilities	451,458	172,258
Prepaid service contracts	34,895	43,547
Stock based compensation expense	230,559	144,525
Other	33,067	29,488
Total deferred tax asset	3,194,451	1,901,013

Deferred tax liabilities:
Intangible assets	1,219,942	5,051,498
Depreciation	675,945	1,788,933
Other	643,936	—
Tax income to be recognized on sales-type lease contracts	22,660	17,348
Total deferred tax liability	2,562,483	6,857,779
Net deferred tax asset (liability)	$631,968	$(4,956,766)

	July 31, 2009	(Audited) October 31, 2008
Net deferred asset (liability) as presented on the balance sheet:
Current deferred tax asset	$418,420	$588,926
Noncurrent deferred tax asset (liability)	213,548	(5,545,692)
Net deferred tax asset (liability)	$631,968	$(4,956,766)

The tax effect of impairment charges recognized as of July 31, 2009 resulted in a decrease in noncurrent deferred tax liabilities of approximately $5.5 million.  For tax purposes the Company is amortizing its goodwill balances over a statutory life of 15 years.  The combination of these tax deductions and lower levels of taxable income generated from operations in recent years has created net operating losses that are reflected in the Company’s balance sheet as deferred tax assets.  Management believes that future operating income will be sufficient to realize these loss carryforwards and that no valuation allowance is required.

6.  CREDIT AGREEMENTS:

The Company has a credit facility with a commercial bank that includes a term loan and a $7.5 million revolving line of credit.  The facility matures on September 30, 2009.  The term loan, which is collateralized with a first mortgage on the Broken Arrow, Oklahoma, headquarters, amortizes based on a 13 year life.  The revolving line of credit is used to finance growth in working capital and is collateralized by qualifying trade accounts receivable and inventories.  The Company is in discussions with several lenders, including its existing lender, to establish a new credit facility and expects to have a new agreement established prior to the expiration of its current agreement.

At July 31, 2009 the Company did not have an outstanding balance on the revolving line of credit and had approximately $2.524 million outstanding at October 31, 2008.  The Company had approximately $5.2 million available under the revolving line of credit at July 31, 2009.  Advance rates are defined in the agreement, but are generally at the rate of 80% on qualified trade accounts receivable and 40% of qualified inventories.  Long term debt consisted of the following:

	July 31, 2009	(Audited) October 31, 2008

Term note, payable in monthly installments of $14,257 plus interest, plus a fixed payment of $1,198,061 due September 30, 2009, collateralized by a first mortgage on the Company’s building	$1,226,248	$1,354,565

Less-current maturities	1,226,248	1,354,565

Total long-term debt, less current maturities	$—	$—

Interest on all outstanding debt under the credit facility accrues at either a) the London Interbank Offered Rate (“LIBOR”) (0.279% at July 31, 2009) plus 1.25% to 2.75% depending on the Company’s funded debt to cash flow ratio, or b) the bank’s prime rate (3.25% at July 31, 2009) minus 0% to minus 1.125% also depending on the Company’s funded debt to cash flow ratio.  At July 31, 2009 the Company was paying 2.875% on the revolving line of credit borrowings and 3.00% on the mortgage note.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to annual earnings before interest, taxes, depreciation and amortization, limitations on capital spending, and debt service coverage requirements.   At July 31, 2009, the Company was either in compliance with the covenants of the credit facility or had received the appropriate waivers from its bank.

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

	For the Three Months Ended July 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss	$(8,599,068)	10,223,753	$(0.84)
Dilutive effect of stock options		—

Diluted EPS
Net loss	$(8,599,068)	10,223,753	$(0.84)

	For the Three Months Ended July 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$590,840	10,254,310	$0.06
Dilutive effect of stock options		—

Diluted EPS
Net income	$590,840	10,254,310	$0.06

	For the Nine Months Ended July 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss	$(8,413,512)	10,223,881	$(0.82)
Dilutive effect of stock options		—

Diluted EPS
Net loss	$(8,413,512)	10,223,881	$(0.82)

	For the Nine Months Ended July 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$1,351,090	10,241,861	$0.13
Dilutive effect of stock options		4,950

Diluted EPS
Net income	$1,351,090	10,246,811	$0.13

Options to purchase 1,269,900 shares of common stock at an average exercise price of $6.42 and 1,029,500 shares of common stock at an average exercise price of $7.28 were not included in the computation of diluted earnings per share for the three months ended July 31, 2009 and 2008, respectively, because inclusion of these options would be antidilutive.  Options to purchase 1,269,900 shares of common stock at an average exercise price of $6.42 and 844,900 shares of common stock at an average exercise price of $8.08 were not included in the computation of diluted earnings per share for the nine months ended July 31, 2009 and 2008, respectively, because inclusion of these options would be antidilutive.

8.  CAPITAL LEASES:

During 2008 the Company leased software licenses under an agreement that is classified as a capital lease. The book value of the licenses is included in the balance sheet as property, plant and equipment and was $291,666 at July 31, 2009.  Accumulated amortization of the leased licenses at July 31, 2009 was $168,854.  Amortization under the capital lease is included in depreciation expense.  The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of July 31, 2009, are as follows:

Capital Lease Payments

1 Year	$161,435
2 Years	147,982
Total minimum lease payments	309,417
Less- imputed interest	11,674
Present value of minimum payments	297,743
Less-current maturities of capital lease obligation	152,589
Long-term capital lease obligation	$145,154

9.  SUBSEQUENT EVENTS:

The Company evaluated subsequent events through August 28, 2009.  The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial position or results of operations.

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

Overview

Strategy.

During the third quarter management continued to lead execution of the five primary strategies identified at the outset of fiscal 2009.  These strategies include:  continue to acquire market share through targeted sales activities; take advantage of Avaya’s new channel-centric go-to-market strategy; focus on fast growing applications such as unified communications; focus on industry verticals such as hospitality, healthcare and education; and augment growth through targeted acquisitions.

In addition to monitoring trends in order rates and holding discussions with customers, management also monitors macroeconomic conditions, sales trends among our major suppliers, and sales activity across the communications industry.  Based on information derived from these activities, management believes that market conditions will remain challenging for the fourth fiscal quarter and perhaps beyond.  As such, in the third quarter management developed and executed a multi-pronged cost reduction plan designed to align sales and operating costs with market conditions.

The reductions were carefully designed to aggressively reduce costs, while preserving the key resources necessary to fully realize growth opportunities as the market recovers.  The beneficial effects of these actions were only partially realized in the third quarter.  Management anticipates the full benefit of these measures will materialize in the fourth quarter, and into next fiscal year.

Our third quarter financial results reflect an impairment charge on goodwill and other assets of $14.0 million.  Poor economic conditions and uncertainty regarding Nortel’s product line contributed to continued deterioration of our commercial equipment business.  Additionally, we experienced a sustained decline in our market valuation.  These factors, taken together, prompted a review of the value of goodwill and certain other long-lived assets.  Through applying the applicable accounting rules, we determined that the carrying cost of our Oracle ERP would not be recovered over the near term and that a write-down of that asset to its estimated replacement cost was appropriate.  Accordingly, we recorded a $3.0 million impairment on this asset.  Likewise, we conducted step one of the impairment test on goodwill and determined that the carrying value of goodwill is estimated to be impaired between $9.0 million and $13.0 million.  Accordingly, we recorded an impairment charge of $11.0 million as our best estimate of the impairment at the time of filing this report.  We will adjust the impairment charge, if necessary, after completing step two of the impairment test during our fourth fiscal quarter.  These items are discussed in additional detail in “Results of Operations” below and in Note 1 to the Consolidated Condensed Financial Statements above.

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

On January 14, 2009 Nortel Networks Corporation filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware.  The administrators of the bankruptcy have adopted a business disposal strategy.  Under this strategy, the administrators have segmented Nortel into three business units: Virtual Service Switches, CDMA businesses and Enterprise Solutions.  We conduct all of our Nortel business through the Enterprise Solutions unit.  On July 21, 2009, the administrators of the bankruptcy announced they had entered into a stalking horse assets and share sale agreement with Avaya for the Enterprise Solutions unit and this process is proceeding.  Due to the nature of the stalking horse auction process, a final determination of the purchaser of the Enterprise Solutions unit is not expected until near the end of our fiscal year.  Nortel is one of our major suppliers and represents a significant portion of our business.  As such this filing is of considerable concern.  At the time of filing this Form 10-Q, our post-petition relationship with Nortel continues without interruption.  However, management recognizes the potential impact of Nortel’s filing on the Company’s financial performance (see Item 1A. “Risk Factors” below).  Nortel owes XETA approximately $685,000 in pre-petition accounts receivable.  Presently, Nortel has until September 11, 2009 to file its reorganization plan.  However, this date is subject to further extension.  Until a plan of reorganization is filed, our ability to assess the probability of recovering pre-petition amounts due is limited.  On July 17, 2009 the bankruptcy court granted our request for offset of $116,000 in charges we owed Nortel at the time of the filing.  As of July 31, 2009 we have recorded $350,000 as a reserve against possible Nortel bad debts.  We are following developments in the bankruptcy case and will assert our legal rights and defenses as appropriate.

Operating Summary.

In the third quarter of fiscal 2009 we recorded a net loss of $8.6 million on revenues of $17.2 million compared to net income of $591,000 on revenues of $23.2 million in the third quarter of last year.  Excluding the $14.0 million impairment charge and related tax benefit of $5.5 million in the third quarter, our non-GAAP net loss was $87,000.  For the first nine months of fiscal 2009 we recorded a net loss of $8.4 million on revenues of $53.5 million compared to net income of $1.4 million on revenues of $62.0 million.  Excluding the impairment charge and tax benefit, our non-GAAP net income for the first nine months of fiscal 2009 was $98,000.  Apart from the impairment charges to goodwill and our Oracle ERP system which are discussed in more detail above, these results primarily reflect the challenging market conditions stemming from the ongoing macroeconomic contraction and the associated decline in demand for commercial systems.  We discuss this and other contributing factors in more detail under “Results of Operations” below.

Financial Position Summary.

Since October 31, 2008 we have generated positive cash flows from operations of $7.9 million, primarily through the collections of accounts receivable.  We have used these cash flows to reduce borrowings and have improved our working capital approximately 5%.  We discuss these and other financial items in more detail under “Financial Condition” below.

The following discussion presents additional information regarding our financial condition and results of operations for the three- and nine-month periods ended July 31, 2009 and 2008 and should be considered in conjunction with our above comments as well as the “Risk Factors” section below.

Financial Condition

During the first three fiscal quarters of 2009 our working capital increased by 5% to $9.8 million.  We generated $7.9 million in cash flows from operations.  These cash flows included a decrease in accounts receivable of $8.6 million and a decrease in inventory of $296,000.  These increases were partially offset by a decrease in deferred tax liabilities of $5.5 million; a decrease in accounts payable of $2.7 million; a decrease in accrued liabilities of $408,000; and other changes in working capital items, which netted a decrease in cash of $356,000.  The impairment charge to goodwill and other assets of $14.0 million did not impact cash flows in the period.  Other Non-cash charges included amortization of $1.0 million; depreciation of $723,000; provisions for doubtful accounts receivable and obsolete inventories of $471,000; stock-based compensation of $219,000; and a loss on the sale of assets of $4,000.

We used these positive cash flows to reduce borrowings on our working capital line of credit by $2.5 million; to make asset purchases of capitalized hospitality service contracts as well as certain net assets of Summatis, together totaling $1.53 million; acquire capital assets of $636,000; reduce our mortgage balance through scheduled principal payments by $128,000; and fund other financing and investing activities of $169,000.  The acquisition of capital assets included $414,000 spent as part of normal replacement of our Information Technology infrastructure and headquarters facility improvements.  The remaining $222,000 was spent on our Oracle ERP implementation.

At July 31, 2009 there were no outstanding draws on our working capital revolver.  Based on the collateral base defined in the credit facility, there was $5.2 million available for borrowing on the $7.5 million facility at the end of the quarter and our cash balance was $3.0 million.  We believe our cash balances and available borrowing capacity are sufficient to support our operating requirements for the foreseeable future.  The working capital revolver and the mortgage on our headquarters facility are scheduled to mature on September 30, 2009.  We are in discussions with several lenders, including our existing bank, to secure a new credit facility prior to the expiration of our existing agreement.  We expect to establish a new credit facility prior to the expiration of the current agreement.  However, given current credit market conditions, it is likely any new credit agreement will contain higher borrowing costs and/or reduced availability for unsecured borrowings.  In addition to the available capacity under our working capital line of credit, to finance investments beyond our current operating needs we believe we may have access to a variety of capital sources such as private placements of subordinated debt, and public or private sales of equity.

Results of Operations

In the third quarter of fiscal 2009 revenues were $17.2 million compared to $23.2 million in the third quarter 2008.  Our net loss in the third quarter of fiscal 2009 was $8.6 million compared to net income of $591,000 compared to the same quarter a year ago.  In the first nine months of the year, revenues were $53.5 million compared to $62.0 million for the first nine months of fiscal 2008.  Our net loss for the first nine months of fiscal 2009 was $8.4 million compared to net income of $1.4 million in the first nine months of fiscal 2008.  Net of the impairment charges and tax benefits recorded in the third quarter we incurred a non-GAAP net loss of $87,000 in the third quarter and generated non-GAAP net income of $98,000 year-to-date.  Apart from the impairment charges on goodwill and other assets of $14.0 million which are discussed above under “Overview”, these results primarily reflect lower sales of commercial systems and lower commissions earned from the sale of Avaya post-warranty maintenance contracts.  The year-to-date results were also impacted by the $350,000 bad debt provision associated with Nortel’s bankruptcy filing.  The narrative below provides further explanation of these results.

Systems Sales.

In the third quarter of fiscal 2009 systems sales decreased approximately $4.1 million or 39% compared to the same period last year.  This decrease includes a $4.3 million or 52% decrease in sales of systems to commercial customers partially offset by a $194,000 or 8% increase in sales of systems to hospitality customers.  Year-to-date systems sales decreased $5.8 million or 20% compared to last year.  This decrease includes a decrease in sales of systems to commercial customers of $7.6 million or 33% which was partially offset by an increase in sales of systems to hospitality customers of $1.8 million or 33%.  The decrease in systems sales to commercial customers reflects difficult comparisons related to the revenues earned from the Miami-Dade County Public School’s (“M-DCPS”) project.  Additionally macroeconomic conditions, Nortel’s bankruptcy and shipments scheduled for the third quarter but delayed at the customers’ request, impacted our sales results.

Throughout fiscal 2008 we enjoyed strong commercial systems sales, installation revenues, and cabling revenues generated by the series of orders received from M-DCPS.  In total, these orders generated over $10 million in revenues for the Company during the year.  We have not received a similar order during fiscal 2009, making comparisons to last year’s results more difficult.  Additionally, customers continue to reduce capital spending in response to recessionary conditions, and access to credit remains problematic.  As these conditions have intensified, customers have limited their capital spending to necessity purchases and investments with clear, rapid returns.  Finally, uncertainty around the Nortel bankruptcy continues to severely dampen demand for equipment in this product line.

The quarterly and year to date growth in sales of systems to hospitality customers, particularly during a challenging hospitality market, reflects our continued success in this niche market.  Results support our strategy to expand our product offering to Mitel products which has provided us with the opportunity to work with hotel chains and property management companies that have previously standardized on the Mitel product line.  While we anticipate continued success in the hospitality market, given economic conditions, downward pressure on revenues in this segment may intensify and as such revenues may be at or less than historical levels in the fourth quarter of the fiscal year.

Services Revenues.

Services revenues consist of the following:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2009	2008	2009	2008
Contract & T&M	$7,358,000	$7,202,000	$21,384,000	$21,438,000
Implementation	2,469,000	3,864,000	6,926,000	8,251,000
Cabling	697,000	962,000	2,049,000	2,199,000
Total Services revenues	$10,524,000	$12,028,000	$30,359,000	$31,888,000

Contract and time-and-materials (T&M) revenues increased 2% and decreased 0.3%, respectively in the third quarter and year-to-date periods.  This year-to-date performance reflects relatively flat revenues in our wholesale services programs and a modest decline in T&M service revenues.  We believe T&M revenues were influenced by general economic conditions as customers reduced spending on non-critical services.  We continue to aggressively market our national service footprint and multi-product line technical capabilities to end-users, network service providers, and large integrators of voice and data technologies.  In the third quarter we realized beneficial returns from the new service programs with Marriott International and Lockheed Martin Corporation that we secured in the second quarter. Additionally, the acquired customer relationships from Summatis beneficially influenced our results.  We expect these new programs and relationships to positively impact our Contract & T&M revenues for the foreseeable future.

Implementation revenues decreased 36% and 16%, respectively in the third fiscal quarter and year-to-date periods.  These declines, while significant, reflect a lower rate of decline than the corresponding decrease in systems sales, traditionally the primary driver of these revenues.  We attribute this to increasing demand for more complex communications systems requiring significant fee-generating design and engineering services provided by our Professional Services Organization (“PSO”).  In the near term, Implementation revenues will continue to be closely aligned with the sale of new systems.  From a long term perspective, however, as customers displace conventional communications platforms and adopt more complex systems, we anticipate growth in this area of our business through the fee-based utilization of these highly skilled technical resources.

Cabling revenues decreased 28% and 7%, respectively in the third fiscal quarter and year-to-date periods.  The third quarter decline in cabling revenues is primarily associated with the difficult comparisons to fiscal 2008 which were helped significantly by the M-DCPS orders as discussed above.

Gross Margins.

The table below presents the gross margins earned on our primary revenue streams:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
Gross Margins	2009	2008	2009	2008
Services revenues	28.7%	30.4%	30.0%	27.5%
Systems sales	28.9%	26.4%	26.7%	26.1%
Other revenues	41.4%	22.1%	9.6%	62.2%
Corporate cost of goods sold	-2.0%	-1.6%	-2.0%	-1.9%
Total	26.8%	26.7%	26.5%	25.8%

Gross margins earned on Services revenues reflect mixed results between improved margins earned on our contract & T&M services which were offset by significantly lower margins earned on implementation activities.  As a result of improved cost controls and reduced headcounts, we earned higher gross margins on our contract & T&M services revenues in the third quarter and in the year-to-date periods.  However, due to lower utilization of installation and professional services personnel in the implementation department and difficult comparisons to the third quarter of fiscal 2008, our gross margins in this area suffered dramatically in the third quarter.  For the year-to-date period implementation gross margins are also down, but cost reductions and on-boarding the new Samsung service program have helped to dampen the impact of lower revenues in this area.  Similar to the Samsung program, developing additional billable consulting services which are not directly associated with new system installations is an important aspect of our services strategy to create more predictability and higher gross margins in this area.

Gross margins on systems sales in the third quarter and the year-to-date periods are above our target of 23% to 25% for systems revenues.  We continue to receive considerable pricing support from our manufacturers in the form of project-specific discounts and incentive rebates.  These incentives are material to our gross margins and we work diligently to maximize this support; however, no assurance can be given that future support will continue at historical levels.

The final component of our gross margins is the margins earned on other revenues and our corporate cost of goods sold.  We earn the majority of other revenues from the sale of Avaya maintenance contracts on which we earn either a commission or gross profit.  We have no continuing service obligation associated with these revenues and gross profits.  In the first three quarters of fiscal 2009 we experienced a dramatic drop in other revenues as compared to the same period last year.  Some decline in this segment was expected as we benefited from accelerated customer decisions throughout 2008.  In 2008 many customers accelerated their purchases or renewals of Avaya service contracts in anticipation of manufacturer-driven changes in the structure of these service programs.  This is an unpredictable revenue stream that depends on the expiration dates of existing contracts, installation dates of new systems, the customer type as defined by Avaya, and the number of years that customers contract for services.  While no assurance can be given, we expect sales of Avaya service contracts to return to pre fiscal 2008 levels.  Other revenues may also include sales and cost of goods sold on equipment or services sold outside our normal provisioning processes. These revenues vary in both sales volume and gross margins earned.  Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.

Our total operating expenses increased $13.6 million in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008.  Operating expenses, including the $14.0 million impairment charges, were 109.0% of revenues in the third quarter compared to 22.1% in the third quarter last year.  Excluding the impairment charges, operating expenses were 27.5% of revenue in the third quarter.  Operating expenses were 52.2% of revenues in the first three quarters of fiscal 2009 compared to 21.8% last year.  Excluding the impairment charges operating expenses in the first three quarters of fiscal 2009 were 26.0% of revenues.  Apart from the impairment charges recognized in the third quarter, our year-to-date operating expenses reflect the following factors:

•                  A significant bad debt provision in response to the Nortel bankruptcy filing

•                  The addition of sales expense as a result of the Summatis acquisition

•                  Increased legal fees to support litigation and board governance activities

•                  Increased amortization of: the Oracle platform in association with its expanded utilization; and intangible assets associated with recent acquisitions of service contracts and customer lists

The level of operating expenses as a percentage of revenues is above our targets and we took steps in the third quarter to bring these costs more in line with our expectations.  These steps included reductions of our sales force and sales support staffs, company-wide temporary suspension of the matching contribution on our 401k Plan, and a mandatory week of unpaid leave for each employee in the company.  These steps were taken during the last half of the third quarter and had minimal impact to our third quarter results.  Presently, rapidly declining systems sales make it difficult to meet our targets for operating expenses as a percent of revenues.  Furthermore, we consider it tactically appropriate, given our strong cash flows, to support operating expenses above our targets in the near term to take advantage of improving economic conditions in subsequent quarters.

Interest Expense and Other Income.

Net interest and other expense was $22,000 in the third quarter of fiscal 2009 compared to $96,000 in net other expense in the third quarter of fiscal 2008.  Net interest and other expense was $65,000 for the nine-month period ended July 31, 2009 compared to $241,000 in net other expense in the same period last year.  This decrease reflects both lower interest rates and a reduction in borrowings.

Tax Provision.

The tax provision reflects the effective Federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.  Generally, we expect our tax provision rate to be approximately 40%.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of July 31, 2009 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.  There were no changes in our internal controls during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

During the fiscal quarter covered by this report, AMTEL had still not filed its dismissal of the arbitration claim filed in April 2008 by Design Business Communications, Inc., d/b/a/ American Telephone (“AMTEL”) against us and Hitachi Telecom (USA) Inc. (“HITEL”) alleging a breach of AMTEL’s Authorized Distributorship Agreement with HITEL (“Distributor Agreement”).  The dismissal is to be filed pursuant to the terms of a settlement agreement in this case, which has been described in our previous periodic and annual reports.

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

Our business is affected by capital spending.  Current economic conditions and the ability of our customers to access credit may continue to reduce capital spending for the foreseeable future.

The U.S. economy is mired in a recessionary contraction and, despite efforts by the Federal Government to stabilize the banking and financial systems, credit availability remains limited for nearly all enterprises, hence the outlook for corporate profits is uncertain.  These factors are contributing to a high degree of uncertainty concerning capital spending.  Because our business is affected by capital spending for technology and equipment, we may continue to experience declining demand for our products.  This could have a material, negative impact on our operating results and financial condition.

We may incur additional goodwill and other asset impairments.

Our business has been and may continue to be materially adversely affected by the current macroeconomic conditions.  During the fiscal year we have experienced a significant decline in revenues in our commercial equipment reporting unit and a sustained decline in our market capitalization.  Based on the results of an interim test for impairment, management determined that goodwill associated with our commercial equipment reporting unit was impaired and accordingly we recorded an impairment charge of $11.0 million in the third fiscal quarter.  This represents our best estimate of the probable impairment at this time.  We may have to adjust the impairment charge after completing step two of the impairment test in connection with our next periodic report filing with the Securities and Exchange Commission.  Furthermore, we could experience further deterioration in this area or other areas of our business which might create additional impairment of our remaining goodwill balances.  Additional impairment charges could have a material adverse effect on our financial condition and results of operations.   See Note 1 to our Consolidated Financial Statements for additional information regarding our goodwill and other asset impairment charges.

Nortel’s Chapter 11 bankruptcy filing may result in both a short-term and long-term financial loss for the Company.

Nortel filed a voluntary petition for Chapter 11 bankruptcy protection on January 14, 2009.  We are owed approximately $685,000 in pre-petition accounts receivable less approximately $116,000 in approved offsets for amounts we owed to Nortel at the time of the filing.  If our pre-petition claims are not collectible either in whole or in large part, we could experience material, negative operating results in the near term.  Based on filings approved by the bankruptcy court allowing Nortel to fund post-petition business operations, we have continued to provide services to Nortel’s end-user customers under our wholesale services relationship, which currently produces approximately $3 million in annual revenues.  To date, payment for these services have been paid generally according to their terms which were significantly tightened after the filing.

The administrators of the bankruptcy have adopted a business disposal strategy.  Under this strategy, the administrators have segmented Nortel into three business units: Virtual Service Switches, CDMA businesses and Enterprise Solutions.  We conduct all of our Nortel business through the Enterprise Solutions unit.    On July 21, 2009, the administrators of the bankruptcy announced they had entered into a stalking horse assets and share sale agreement with Avaya for the Enterprise Solutions unit and this process is proceeding.  Due to the nature of the stalking horse auction process, a final determination of the purchaser of the Enterprise Solutions unit is not expected until near the end of our fiscal year.  Because neither Avaya nor other potential bidders have publicly stated their operating and marketing strategy should they prevail in the auction process, it is impossible for us to predict the impact of this process to our business.  We believe we can present compelling value propositions to any potential purchaser of Nortel enterprise business unit, but the ultimate success of those strategies cannot be assured.

Avaya’s strategies regarding the provision of equipment and services to their customers are changing and could have a material impact on our operating results.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

On October 29, 2008 the Board of Directors approved a stock repurchase program authorizing the Company to use up to $1.0 million to repurchase its outstanding common stock on the open market.  Since the inception of the program, we have repurchased a total of 31,728 shares of our common stock for a total cash investment of $58,157.  This program does not have an expiration date.  The following table presents repurchase activity for the third quarter of fiscal 2009:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program

May 2009	—	$—	—	$944,049
June 2009	—	—	—	944,049
July 2009	1,000	2.21	1,000	941,843
Total	1,000	$2.21	1,000	$941,843

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

XETA Technologies, Inc.
(Registrant)

Dated: August 28, 2009	By:	/s/ Greg D. Forrest
Greg D. Forrest
Chief Executive Officer

Dated: August 28, 2009	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.