Form 10-K
period 2009-10-31
XETA TECHNOLOGIES INC
filed 2010-01-08
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the Nasdaq closing price on April 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $16,206,170.

The number of shares outstanding of the registrant’s Common Stock as of December 18, 2009 was 10,262,430.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held April 6, 2010 are incorporated by reference into Part III, Items 10 through 14 hereof.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements relating to future events and our future performance and results.  Many of these statements appear in the discussions under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than those that are purely historical may be forward-looking statements.  Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “may”, “plans,” “believes,” “intends,” “projects,” “estimates,” and similar words or expressions. Forward-looking statements are not guarantees of performance, but rather reflect our current expectations, estimates, and forecasts about the industry and markets in which we operate, and our assumptions and beliefs based upon information currently available to us.  These statements are subject to risks and uncertainties which are difficult to predict or which we are unable to control, including but not limited to such factors as the condition of the U.S. economy and its impact on capital spending trends in our markets, the financial condition of our suppliers and changes by them in their distribution strategies and support, Nortel’s bankruptcy proceedings, unpredictable revenue levels from quarter to quarter, inconsistent gross profit margins, continuing acceptance and success of the Mitel product and services offering, availability of credit to finance growth, intense competition and industry consolidation, dependence upon a few large wholesale customers in our Managed Services offering, the availability and retention of revenue professionals and certified technicians, and other risks and uncertainties specifically discussed under the heading “Risk Factors” under Part I of this report.  As a result of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements.  Consequently, investors are cautioned to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

PART I

ITEM 1.  BUSINESS

Development and Description of Business

XETA Technologies, Inc. (“XETA”, the “Company”, “we”, “us”, or “our”), an Oklahoma corporation formed in 1981, is a leading integrator of advanced communications technologies with nationwide sales and service.  XETA provides sales, design, project management, implementation, and maintenance services in support of the products it represents.  The Company sells products produced by several manufacturers including Avaya, Inc. (“Avaya”), Nortel Networks Corporation (“Nortel”), Mitel Corporation (“Mitel”), and Samsung Business Communications Systems (“Samsung”).  In addition, the Company manufactures and markets a line of proprietary call accounting systems to the hospitality industry.

We market our products and services to a variety of companies such as enterprise-class multi-location, mid market and large companies located throughout the United States.  We also market our solutions and services to several vertical markets such as hospitality, education, Federal government, and healthcare.

We deliver services through our nationwide network of Company-employed design engineers, service technicians and qualified third party service providers.  Our service delivery is coordinated in our contact center, which operates 24-hours per day, 7-days-per-week and is located at our headquarters in Broken Arrow, Oklahoma. Our contact center and national technical footprint are well-suited to address the communication needs of large, multi-location, national, or super-regional customers.

Large enterprises often have a combination of manufacturer platforms in their communications equipment portfolios.  As such our ability to sell and service three of the leading communication platforms is an important competitive advantage.  Because of our extensive array of products and services, we enjoy multiple sales opportunities with these customers.  These include new equipment installations, implementation of advanced applications, and various service relationships.

An important element of our sales strategy is to continually search for opportunities to expand business relationships with current customers. Our sales teams continually monitor and assess our customer’s communications needs, proposing appropriate technologies to address those needs, establishing or expanding the service relationship, and proposing equipment and service solutions to other divisions or subsidiaries.

Under our wholesale services offering, we collaborate with manufacturers, network service providers and systems integrators to provide services to their end-user customers.  In many instances, we provide field resources to carry out on-site service activities.  Under a full outsourcing arrangement we may provide a broader range of services.  These services include call center support, remote technical support, on-site labor and spare parts.  Our wholesale services business initiative has succeeded because we provide excellent service to end-user customers, and are willing to create and execute flexible service programs and billing arrangements.  The continued success of our wholesale services initiative is a vital component of our long-term goal of shifting our revenue mix toward more services revenues.

In April, 2009, we signed a three year services collaboration and dealer agreement with Samsung.  Under the agreement, our professional services team supports Samsung’s North American channel partners and customers. The Samsung delivery team utilizes a “Center of Excellence” model that encourages knowledge sharing and ongoing review of best practices.  The model ensures the highest level of service to dealers and end-users alike.

We strive to align our Company’s sales, marketing, and services programs with those of our manufacturing partners.  As the composition of the market evolves in response to Avaya’s acquisition of Nortel, our cogent and well crafted sales plan is of even greater importance.  We have developed sales and service programs to assist customers in supporting their existing investments or migrating their portfolios to alternative technologies.  Our sales teams will continue to search for market opportunities resulting from the consolidation of Avaya and Nortel.  Uncertainties in the market may also result in acceleration in our acquisitions particularly in the Nortel partner community.

Commercial Systems Sales

We sell communications solutions to the commercial market, school districts, the Federal government, and to the healthcare market.  These solutions are designed to maximize the effectiveness of our customers’ communications systems through the use of advanced technologies.   By deploying advanced communications technologies and consolidating voice and data traffic on a common infrastructure our customers can reduce their total communications costs.  In addition, through the use of integrated applications they can also improve employee productivity.  With the adoption of IP telephony by most enterprise level customers, new, advanced applications such as Unified Communications systems and collaboration software are widely available.  These advanced applications combine voice, voice mail, presence, instant messaging, and video applications and seamlessly integrates them on the desktop with other data applications such as MS Outlook™.

We sell these systems under dealer agreements with Avaya, Nortel and Mitel.  These manufacturers have significant installed bases in the communications equipment market and are migrating their customers from traditional telephony systems to server based platforms.  To support our sales efforts we receive incentive payments from the manufacturers to offset certain product costs, training expenses, and specific sales and marketing expenses.  We purchase Avaya and Nortel products through major distributors and receive additional price incentives from these distributors.  These incentive payments are material to our business.  We purchase Mitel systems directly from Mitel to receive additional discounts.  We sell data networking products to the commercial market under non-exclusive dealer agreements with Avaya, Nortel, Samsung, Juniper Systems, Cisco Systems Inc., and Hewlett-Packard Company.

Hospitality Products

Communications Systems.  We sell communications systems to the hospitality industry through nationwide, non-exclusive dealer agreements with Avaya, Nortel, and Mitel.  In addition to most of the features available on commercial systems, the systems sold to hospitality customers include hospitality-specific software, which integrates with nearly all aspects of the property’s operations.  We also offer a variety of related products such as voice mail systems, analog telephones, uninterruptible power supplies, announcement systems, and others, most of which also have hospitality-specific features.  The majority of these additional products are sold in conjunction with the sale of new communications systems and, with the exception of voicemail systems, are purchased from regional and national suppliers.

Call Accounting Products.  We sell a line of proprietary call accounting products under the Virtual XL® and Virtual XL.2™ product names.  Introduced in 1998, the “VXL” series is a PC-based system designed to operate on a property’s local or wide area network.  If that network is connected to the Internet, the VXL can also be accessed via an Internet connection.  The original VXL was upgraded to a rack-mounted, server-style system in 2004 and is marketed under the name Virtual XL.2™ (“VXL”).  The VXL systems are our latest in a series of call accounting products we have successfully marketed since the Company’s inception.  Many of those earlier products remain in operation at customer locations and are under maintenance contracts with us or generate time-and-materials (“T&M”) revenues.  These revenues and the related gross profits are material to our business.

Sales of communications systems and products to the hospitality industry represented 13%, 10%, and 11% of total revenues in fiscal 2009, 2008 and 2007, respectively.  Marriott International, Host Marriott, and other Marriott-affiliated companies (“Marriott”) represent a single customer relationship for our Company and a major contributor to our hospitality revenues.  Revenues earned from sales of hospitality systems sold to Marriott represented 20%, 21%, and 32% of our sales of hospitality systems in fiscal 2009, 2008, and 2007, respectively.

Services

Services revenue is our largest revenue stream.  Because a majority of these revenues are recurring and produce generally higher margins, this portion of our business is of vital importance to our operating results.  Our services offerings includes nation-wide customer service, project management, professional services, installation, consulting, and structured cabling implementation.  The geographic reach and technical breadth of our services organization are key differentiators between us and our competitors.

Our services organization includes our National Service Center (“NSC”) located at our headquarters in Broken Arrow, Oklahoma.  The NSC supports our commercial and hospitality customers who have purchased maintenance contracts on their systems, as well as other customers who engage us on hourly time-and-material or per occurrence basis.  We employ a network of highly trained technicians who are strategically located in major metropolitan areas and can be dispatched to customer locations or to install new systems.  We also employ design and implementation engineers, referred to as our Professional Services Organization (“PSO”), to design voice, data, and converged solutions to meet specific customer requirements.  Much of the work done by the PSO is pre-sales design and is often not recovered in revenues.  While this activity represents a significant investment, we believe that by hiring the most qualified personnel possible to provide these services we create a competitive advantage.

For Avaya, Nortel, and Mitel communications systems sold to hospitality customers, we sell XETA maintenance contracts.  For our proprietary products, we offer post-warranty service contracts under one-year and multi-year service contracts.  The revenues earned from the sale of our maintenance contracts are an important part of our business model as they provide a predictable stream of profitable recurring revenue.  We earn a significant portion of our repair and maintenance services revenues from hospitality customers who maintain service contracts on their systems.

To our non-hospitality end-users of Nortel equipment, we sell XETA maintenance contracts.  Additionally, we aggressively market our services capabilities to existing and potential wholesale customers.  Our largest wholesale customer is Nortel.  Nortel has maintenance contracts with many “Fortune 1000” customers and outsources much of the on-site service work to authorized service providers, such as XETA.

For Avaya products sold to non-hospitality customers, we sell Avaya’s post-warranty maintenance contracts, for which we earn a commission.  These commissions are recorded as “Other Revenues” in our financial statements and are material to our gross profits and net income.

For our distributed products, we pass on the manufacturer’s limited warranty, which is generally one year in length.  Labor costs associated with fulfilling the warranty requirements are generally borne by us.  For our proprietary call accounting products sold to the hospitality industry, we provide a limited one-year parts and labor warranty.

Marketing

We market our products and services primarily through our direct sales force to a wide variety of customers including large national companies, mid-size companies, hospitality industry, education market, Federal government, and the healthcare industry.  Because the technology we sell is typically an application running on an existing data network, the focus of our marketing efforts has had to adjust toward data networking decision makers, many of whom are at the executive level of their organization.  These executives may have long-standing relationships with their data products and services dealers.

In addition to marketing directly to end-users, we also have a significant sales and marketing effort dedicated to our wholesale services.  This area of our business has experienced significant growth in recent years and is a key contributor to our increase in services revenues.  Under these offerings we partner with manufacturers, network services companies, and systems integrators to provide a variety of technical services to our partners’ end-user customers.  We make considerable investments in sales and technical resources to create relationships with current and potential wholesale partners.  Once those relationships are established, we jointly market our capabilities with our partners to end-users who have requested bids for new services or are renewing existing contracts.

Another important aspect of our marketing effort centers on our relationships with our manufacturers.  As a national dealer, we have certain technical and geographical capabilities that help differentiate us in the marketplace and we aggressively market these capabilities to Avaya, Nortel, and Mitel.  The manufacturers utilize us in a variety of ways, from fulfilling certain customer orders to handling entire customer relationships.  We have carefully positioned ourselves as a leading dealer by achieving the highest level of certification with each manufacturer, building our in-house engineering capabilities, providing nationwide implementation services, and through access to our 24-hour, 7 days-per-week service center.

Our marketing efforts to the hospitality industry rely heavily on our experience and reputation in that industry.  Over the course of serving this market for more than 28 years, we have built strong long-term relationships with a wide range of key decision makers responsible for the purchase of hotel communications technology.  We have relationships with nearly all hotel chains and major hospitality property management companies.  We target our hospitality marketing efforts at strengthening and deepening these relationships.  The addition of the Mitel product line has also allowed us to expand our already leading market position by providing us an opportunity to talk with hospitality industry buying channels that have previously standardized on the Mitel product line and were not previously potential customers for us.  It has also given us the opportunity to approach existing customers about additional hotel segments that require a lower price point communications server.

Competition

Commercial.  The market for Commercial communications systems, applications and services is rapidly evolving due to the convergence of voice and data networks and the speed at which new applications are being introduced.  Our market has always been highly competitive, as both Avaya and Nortel have extensive dealer organizations, including the Regional Bell Operating Companies, nationwide dealers similar to us, and smaller regional dealers.  In addition to Avaya and Nortel dealers, we also face competition from dealers of other communications’ technology manufacturers such as Cisco Systems, Inc., ShorTel, Inc., and NEC Corporation.  With the addition of data products dealers, particularly Cisco dealers, competition has increased.  Many of our new competitors have long-standing relationships with the Information Technology (“IT”) decision makers of our customers, increasing the ferocity of the competition.

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

Employees

We employed 372 and 361 employees at December 1, 2009 and 2008, respectively.

Copyrights, Patents and Trademarks

We own registered United States trademarks on the following names for use in the marketing of our hospitality services and systems: “XETA,” “XPERT,” “XL,” and “Virtual XL”.  All of these trademarks are on the principal register of the United States Patent and Trademark Office.

ITEM 1A.  RISK FACTORS

Our business and prospects are subject to risks and uncertainties. The following items are representative of the risks, uncertainties and assumptions that could affect our business, future performance and the outcome of our forward-looking statements.

Nortel’s Chapter 11 Bankruptcy filing and subsequent sale of its enterprise solution business to Avaya may negatively impact our revenues and/or financial condition.

Nortel filed a voluntary petition for Chapter 11 bankruptcy protection on January 14, 2009.  To date Nortel has not filed its plan of reorganization.  In the meantime the administrators of the bankruptcy have adopted a business disposal strategy, pursuant to which they have sold the Nortel enterprise solution business (“NES”) to Avaya.  All of the foregoing developments pose a variety of risks to our business, as follows:

•                  Throughout fiscal 2009 uncertainty surrounding Nortel’s bankruptcy significantly dampened demand for equipment in this product line.  Until Nortel files it plan of reorganization, this uncertainty is likely to continue.  Nortel has until February 1, 2010 to file its plan of reorganization unless such date is further extended by the court.  Although Avaya’s acquisition of Nortel’s enterprise division may help to reduce the uncertainly in the market over the course of fiscal 2010, in the near term we anticipate continued weakness in demand for Nortel equipment.

•                  We are owed approximately $700,000 in pre-petition accounts receivable less approximately $116,000 in approved offsets for amounts we owed to Nortel at the time of the filing.  If our pre-petition claims are not collectible either in whole or in large part, we could experience material, negative operating results in the near term.

•                  Nortel has filed a statement of financial affairs under which it shows payments to the Company against multiple invoices of approximately $1.6 million which were made during the 90-day statutory “preference period” under bankruptcy law.  As such, these payments are considered “preference payments” and are subject to a “preference claim” which can be asserted by Nortel.   Bankruptcy law allows the debtor to recover these payments unless the creditor successfully establishes that the payments were made in the ordinary course of business between the debtor and creditor.  If Nortel elects to assert a preference claim against the Company for this amount or any portion thereof and the Company is unable to successfully defend the claim, the Company would have to return any such amounts to Nortel.

•                  Avaya’s purchase of NES—which is one of our major suppliers, is an important customer, and whose product line represents a significant portion of our business—may result in a significant disruption and/or material decline in our revenues and gross profits.  Avaya and NES are large, complex companies with global operations.  They have had very different marketing strategies and both have long, deep cultural traditions.  The integration of these two companies will be challenging and disruptive to the market.  There can be no assurance given that the combination of Avaya and NES will not have near-term and/or long-term material, negative impact on our operating results, financial position, market position, and overall reputation.

Our business is affected by capital spending.  Economic conditions and the continued difficulty for our customers to access affordable credit may inhibit capital spending over the next twelve months and beyond.

The U.S. economy is still struggling to emerge from a severe recessionary contraction.  Despite efforts by the Federal Government to stabilize the banking and financial systems, credit availability remains limited for nearly all enterprises.  Hence the outlook for corporate capital investment is uncertain.  These factors contribute to a high degree of uncertainty concerning capital spending.  Because our business relies on capital spending for technology and equipment, we may continue to experience declining demand for our products.  This could have a material, negative impact on our operating results and financial condition.

We may experience higher than normal bad debt losses as a result of economic conditions and may experience lower revenues as a result of limiting our extension of credit to customers.

The recent economic downturn and tight credit markets have resulted in some of our customers experiencing difficulty in paying their obligations to us, particularly obligations related to the purchase of new systems.  While we monitor credit reports and payment histories carefully, we cannot eliminate all of the risks associated with the extension of credit.  As a result, we may experience higher rates of bad debt in the near future and we may also experience lower revenues as a result of tightening our credit standards.

Our revenue for a particular period is difficult to predict, and a shortfall in revenue can harm our operating results.

Our systems sales, implementation, cabling, and other revenues for a particular quarter are difficult to predict.  Our total revenues may decline or grow at a slower rate than in past periods.  We have experienced periods during which shipments have exceeded net bookings, or manufacturing issues have delayed shipments, resulting in erratic revenues.  The timing of orders, primarily in our systems sales, can also impact our quarter to quarter business and operating results.  As a result, our operating results could vary materially from quarter to quarter based on the receipt of orders, and the ultimate recognition of revenue.  We set our operating expenses based primarily on forecasted revenues.  An unexpected shortfall in revenues could lead to lower than expected operating results if we are unable to quickly reduce these fixed expenses in response to short-term business changes.  Any of these factors could have a material adverse impact on our operations and financial results.

The lack of available credit beyond our current credit facility may impair our ability to fully execute our acquisition growth strategies.

Our growth strategy includes the acquisition of businesses that either increase our market share in traditional voice or converged communications systems or expand our competencies and presence in advanced technologies such as Unified Communications and collaboration applications.  The economic downturn, the cost of entry into these new communications applications businesses, and the acquisition of NES by Avaya has increased the number of potential acquisition opportunities for us.  However, because of the continued uncertainty in the credit markets and the lack of credit available through traditional lending institutions, it may be difficult for us to finance the acquisition opportunities available with senior debt.  Despite our strong cash flows and low debt, our ability to secure senior debt financing is subject to the same limitations and costs affecting the market as a whole.  There is no assurance that alternative sources of capital will be sufficient to pursue all the acquisition opportunities considered in the best interest of the Company.  As a result we may be unable to pursue certain reasonably priced, synergistic opportunities.

The value of our product and services offerings to the hospitality market is declining and our repair and maintenance revenues associated with this line of business are under significant pressure.

Increasing use of cell phones by guests has caused a rapid decline in hotels’ revenues and gross profits earned from long distance and other telephone-related fees.  This development has severely reduced the importance of PBX and call accounting systems in hotels.  Additionally, many of the new voice applications have limited value in the hospitality market.  As a result, there is not a compelling financial reason or guest-driven need to replace existing equipment.  The primary uses of guest room phones are to access hotel amenities such as the front desk or room service or to call other guests.  Additionally, guest room phones are necessary to satisfy laws mandating access to 911 services in all guest rooms.  Manufacturers who enjoy a significant share of the installed base of systems in the hospitality market are in competition with startup firms to develop low cost, shared, network dial tone that will meet the needs of hotel properties at prices that will produce a sufficient return on their investment.  While we are carefully monitoring these developments, there is no assurance that hotels spending on PBX and call accounting systems and associated maintenance services will not drop dramatically resulting in a material, negative impact on our operating results.

Success in our overall strategy, a key component of which is to focus on the marketing of advanced communications products and applications and related services, may be difficult or even prevented by a variety of factors.

Expansion of our net profit margins and increasing our shareholders’ return on investment over the long term is highly dependent upon our ability to become a leader in the sale, implementation, and ongoing maintenance of advanced communications.  Because of their sophistication and complex integration with both network and desktop software applications, including Microsoft Office products such as Outlook, these products are expected to earn higher margins than our current products.  To succeed in these dynamic markets, we must continue to:  train our sales employees on the capabilities and technical specifications of these new technologies; train our services technicians to support these products and applications; develop relationships with new types of qualified service providers to supplement our internal capabilities; and develop new relationships with different disciplines, and at higher management levels, within our customers’ organizations.

Additionally, because many of these technologies are in the early stages of market acceptance, we cannot predict whether: (i) the demand for advanced communications products, applications, and services, including IP telephony systems and UC, will grow as fast as anticipated; (ii) other new technologies may cause the market to evolve in a manner different than we expect; or (iii) technologies developed by manufacturers that we do not represent may become more accepted as the industry standard.

Finally, we cannot predict the impact of economic conditions on the adoption of these technologies.  We believe that most customers will likely limit their capital investments to those with anticipated paybacks of one year or less until it is clearer that an economic recovery is underway and competitive pressures begin to drive technology decision-making again.  While UC and other collaboration-oriented voice applications are predicted to enhance user productivity and improve the security of certain intra-company communications, the return rate on these investments is yet unproven, therefore customers may choose to delay investment.

We may experience severe declines in our services revenues from the loss of a major wholesale services customer.

Our wholesale services revenues are generated from a few large customers who contract with us to provide a variety of services for specific end-user customers.  Typically, the end-user customer is a large corporation as well.  Our experience to date in these arrangements indicates that we may experience severe reductions in service revenues in the event that either the end-user or our customer selects a different service provider or changes their operating strategy regarding the delivery of these services.  The loss of one of our wholesale managed service customers could have a sudden, material, adverse effect on our operating results.

Avaya has announced a significant change in their pricing structure and incentive programs, which may affect our operating results.

Avaya has recently announced significant changes in its pricing structure and incentive programs.  According to Avaya these changes, which are being made to simplify its pricing structure and eliminate the need to request special discounts and administer complex incentive programs, should be neutral to profit margins.  Our initial review of these changes contradicts Avaya’s statements regarding the neutrality of these changes on our profit margins.  As a large business partner of Avaya we receive substantial discounts off of list price and the payments we receive under Avaya’s various incentive programs are material to our operating results.  We are continuing to evaluate these changes which are scheduled to take effect on February 1, 2010.  Avaya may make additional adjustments to the announced changes before that date and/or may delay the implementation of some or all of the changes as it continues to receive feedback from its business partners.  At this time, no assurance can be given that the pricing and incentive program changes eventually implemented by Avaya will not have a material, adverse impact on our operating results.

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

The market for our products and services is highly competitive and subject to rapidly changing technologies.  As the industry evolves and new technologies and products are introduced, new participants enter the market and existing competitors search for ways to strengthen their positions and expand their offerings.  There is a developing trend toward consolidation, which could result in the creation of stronger competitors better able to compete as a sole-source vendor for customers.  While we believe that through our transformation and expansion during the last few years, we are well positioned to compete effectively in the marketplace; our failure to maintain or enhance this position could adversely affect our business and results of operations.

The success of our business depends on our ability to recruit and retain highly skilled personnel.

Our ability to attract, train, motivate and retain highly skilled and qualified technical and sales personnel is critical to our success.  Competition for such employees in the rapidly changing communications industry is fierce.  As we have transformed our company into an integrator of advanced communications solutions we have invested heavily in the hiring and training of personnel to sell and service our portfolio of products and services.  If we are unable to retain our skilled employees or to hire additional qualified personnel when needed, it could adversely impact our ability to implement our strategies.

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

We hold the highest level of dealer certifications with Avaya, Nortel, and Mitel.  These certifications are based on technical and sales capabilities and purchasing volumes and are reviewed annually.  We emphasize the fact that we are one of the few providers in our market to have the highest certification level with each manufacturer and we believe that this is a significant differentiator with some customers who have two or more of the manufacturers’ products in their installed base.  Additionally, as a result of these certifications we receive enhanced manufacturer incentive payments which are material to our operating results.  While we expect to maintain the technical capabilities, sales skill sets, and purchasing volumes to secure our certifications, a downgrade could have a material impact on our reputation in the market and negatively impact our operating results.

The introduction of new products could result in reduced revenues, reduced gross margins, reduced customer satisfaction, and longer collection periods.

We sell a variety of highly complex products that incorporate leading-edge hardware and software technology.  Early versions of these products, which we are selling currently, can contain software defects or “bugs” that can cause the products to not function as intended.  We will be dependent upon our suppliers of these technologies to fix these problem.   The inability of the manufacturer to quickly correct these problems could result in damage to our reputation, reduced revenues, reduced customer satisfaction, delays in payments from customers for products purchased, and potential liabilities.

Compliance with new corporate governance and accounting regulations may require a material increase in our operating expenses beginning in fiscal 2010.

We are required to comply with a host of government-mandated corporate governance and accounting regulations, the most significant of which is section 404 of the Sarbanes-Oxley Act of 2002.  Under the current guidelines issued by the Securities and Exchange Commission, our auditors must attest on our report on internal controls over financial reporting beginning in the year ended October 31, 2010.   In addition, the Financial Accounting Standards Board (“FASB”) has issued new accounting standards related to fair value and business combination accounting.  These rules require significantly different accounting treatment for some items that are common in business combinations and as such, our financial results could be materially different for future acquisitions.

A significant portion of our expected growth in services revenues is dependent upon our relationship with a few wholesale customers.

Much of the growth in our services revenue is coming from a few wholesale service customers using us as a subcontractor to service many of their high profile end-user customers.  We believe our relationship with these companies is strong and our performance ratings have been excellent.  However, our experience is that end-users’ decisions to maintain their service agreements with our wholesale service customers depends on factors which are beyond our control.  Therefore we can provide no assurance that we will not experience sudden declines in our maintenance and repair services revenues due to the loss of large contracts by our wholesale customers.

Hitachi’s decision to cease manufacturing communications systems for the hospitality market has caused some uncertainty with respect to our future relationship with our Hitachi installed base of hospitality customers.

Hitachi, once one of the leading suppliers of traditional PBX systems to the hospitality market, ceased selling systems to this market in March 2005.  We have many long-time hospitality customers with significant portfolios of Hitachi systems in their properties.  In addition, we have several hundred Hitachi systems under service contracts generating recurring contract revenues and gross profits.  Over the next four to six years, most of these customers will have to transition their communications systems to new platforms.  The transition presents a risk to us that another vendor may be selected to install and service their communications systems.  In response we have added the Mitel product line to mitigate the impact to our operating results due to Hitachi’s exit from the hospitality market.

While Hitachi’s exit created some uncertainty in our relationship with existing customers, we believe our relationship with our Hitachi customers is strong.  Consequently, we believe that in most instances we will be in a favorable position to supply a new system to our customers when they decide to replace their Hitachi system.  Additionally, during the third quarter of fiscal 2006 we acquired the remaining assets and liabilities of Hitachi’s U.S. hospitality market.  Included in the acquired assets was a substantial inventory of new and refurbished parts and equipment enabling us to serve our Hitachi customers.  Despite these mitigating factors, no assurance can be given that Hitachi’s exit from this market will not negatively impact our financial results in the future.

We are connecting our products to our customer’s computer networks and integrating these products to other customer-owned software applications such as the Microsoft Office Suite.  In most cases, we are integrating our products to mission-critical networks and systems such as contact centers owned by the customer.  Problems with the implementation of these products could cause operational disruption, loss of revenues and gross profits for our customers.

Unlike traditional stand-alone voice systems, new IP-based products and advanced voice applications are typically connected to our customers’ existing local and wide area networks.  While we believe the risk of our products disrupting other traffic or affecting performance of these networks is low, such problems could occur.  Such an event could cause significant disruption to our customers’ operations, including loss of revenue, or the inability to access critical services such as 911 emergency services.  In turn, these disruptions could result in reduced customer satisfaction, delays in payments from customers for products and services purchased, damage to our reputation, and potential liabilities.

We expect our gross margins to vary over time.

Our gross margins are affected by a variety of factors, including changes in customer and product mix, increased price competition, changes in vendor incentive programs, and changes in shipment volume.  We expect these factors to cause our gross margins to be inconsistent in quarter-to-quarter and year-to-year comparisons.

If our dealer agreements with the original equipment manufacturers are terminated prematurely or unexpectedly, our business could be adversely affected.

We sell communications systems under dealer agreements with various manufacturers such as Avaya, Nortel, and Mitel.  We are a major dealer for many manufacturers and we consider our relationship with them to be good.  Nevertheless, if our strategic relationship with our manufacturers were to be terminated prematurely or unexpectedly, our operating results would be adversely impacted.  Furthermore, these agreements require that we meet certain volume commitments to earn the pricing incentives provided in the dealer agreements.  Failure to meet these requirements could have material adverse consequences on our gross margins and overall operating results.

We are dependent upon a few suppliers.

Our growth and ability to meet customer demand depends in part on our capability to obtain timely deliveries of products from suppliers.  Both Avaya and Nortel utilize a two-tier distribution model whereby a few third-party companies (super distributors) distribute their products to their dealer communities.  In the case of one such distributor, they distribute both Avaya and Nortel products.  The limited amount of distribution available for each of these product lines increases our risk of interruptions in the supply of these products.

We may incur additional goodwill and other asset impairments.

Our business has been, and may continue to be, materially adversely affected by macro-economic conditions.  During the fiscal year we have experienced a significant decline in revenues in our commercial equipment reporting unit and a sustained decline in our market capitalization.  After completing the annual impairment test, management determined that goodwill associated with our commercial equipment sales reporting unit was impaired.  As such we recorded an impairment charge of $14.8 million in fiscal year 2009.  We could experience further deterioration in this area of our business or other areas of our business, which might result in additional impairment of our remaining goodwill balances.  Additional impairment charges could have a material adverse effect on our financial condition and results of operations.  See Part II Item 7 of this report “Application of Critical Accounting Policies, Goodwill and other Long-Lived Assets” for additional information regarding our goodwill and other asset impairment charges.

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

Our corporate headquarters and NSC are located in northeastern Oklahoma, a region known as “tornado alley”.  The region is also frequently the victim of significant ice storms.  A significant natural disaster, such as a tornado or prolonged ice storm could have a material adverse impact on our business, operating results, and financial condition.  In addition, despite our implementation of network security measures, our servers are vulnerable to computer viruses, hacking, and similar disruptions from unauthorized tampering of our computer systems. Any such event could also cause a similar material adverse impact.  In addition, acts of war or terrorism could have a material adverse impact on our business, operating results and financial condition.  The continued threat of terrorism and associated security and military response, or any future acts of terrorism may further disrupt the national economy and create additional uncertainties.  To the extent that such disruptions or uncertainties might result in delays or cancellations of customer orders, or impact the assembly or shipment of our products, business, operating results and financial condition could be materially and adversely affected.

We may be subject to infringement claims and litigation, which could cause us to incur significant expenses or prevent us from selling certain products and services.

Third parties, including customers, may assert claims or initiate legal action against our manufacturers, suppliers, customers or us, alleging that the products we sell infringe on another’s proprietary rights.  Regardless of merit, such claims can be time-consuming, expensive, and/or require us to enter into costly license agreements.  In some instances, a successful claim could prevent us from selling a particular product or service.  We have not conducted patent searches on the third party-products we distribute to independently determine if they infringe on another party’s proprietary rights.  Nor would it be practical or cost-effective for us to do so.  Rather, we rely on infringement indemnities provided by the equipment manufacturers.  However, because these indemnities are not absolute and in some instances have limits of coverage, no assurance can be given that in the event of a claim our indemnification by the equipment manufacturer will be adequate to hold us harmless, or that we are entitled to indemnification by the equipment manufacturer.

If any infringement or other intellectual property claim is brought against us, and succeeds, whether it is based on a third-party’s equipment that we distribute or on our own proprietary products, our business, operating results and financial condition could be materially and adversely affected.

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

ITEM 2.  PROPERTIES

Our principal executive offices and the NSC are located in a 37,000 square foot, Company-owned, single story building located on a 13-acre tract of land in a suburban business park near Tulsa, Oklahoma.  This facility also houses a warehouse and assembly area.  At October, 31, 2009 the building was subject to a mortgage held by Bank of Oklahoma, NA.  In November 2009, the Company retired the mortgage and entered into a credit facility with a new banking institution.

We have additional leased facilities located near St. Louis, Missouri.  In addition to our primary warehouse and shipping operation, this facility houses sales staff, technical design, professional services and installation support personnel.  We lease office space for branch offices in Bellevue, Washington; Richardson, Texas; and Southborough, Massachusetts.  These facilities primarily house sales and technical personnel.  We also lease other office space throughout the U.S. for sales, consulting, and technical staff.

ITEM 3.  LEGAL PROCEEDINGS

On November 10, 2009, the Company was named as an additional defendant in a lawsuit originally filed on March 16, 2009 by Pangaia Partners against two of Pangaia’s former employees who subsequently went to work for the Company.  The lawsuit was filed in Superior Court of New Jersey Law Division, Bergen County.  Pangaia’s claims against the Company are made in relation to a Nortel account to which the employee defendants were assigned when they worked for Pangaia and which they now service as employees of the Company.  Pangaia’s claims against the Company and the individual defendants include unfair competition, tortuous interference with prospective economic advantage, tortuous interference with contract, misappropriation of trade secrets, conversion and unjust enrichment.  In its original claim against its former employees, Pangaia sought but was denied a preliminary injunction to enforce non-competition agreements.  Pangaia now seeks monetary damages against all defendants, but has not alleged a specific dollar amount.  A preliminary investigation indicates the claims are without merit and the Company expects to mount a vigorous defense.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Nasdaq Global Market under the symbol “XETA.”  The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market.

	2009		2008
Quarter Ended:	High	Low	High	Low
January 31	$2.21	$1.25	$4.89	$3.70
April 30	$2.05	$1.06	$4.59	$3.03
July 31	$3.00	$1.66	$4.12	$2.90
October 31	$2.98	$2.05	$3.50	$1.19

We have never paid cash dividends on our Common Stock.  Payment of cash dividends is dependent upon our earnings, capital requirements, overall financial condition and other factors deemed relevant by the Board of Directors.  Currently, we are prohibited by our credit facility from paying cash dividends.

In October 2008 the Board of Directors approved a stock repurchase program in which up to $1,000,000 could be used to repurchase our Common Stock in open market.  The timing and amount of any repurchases is based on various factors, including general market conditions, the market price of our Common Stock, Company-imposed black-out periods during which the Company and its insiders are prohibited from trading in XETA common stock and management’s assessment of our financial position and liquidity.  The program can be modified, suspended, extended or terminated by the Company at any time without prior notice.  The program does not have an expiration date.  Since the inception of the program, we have repurchased a total of 30,796 shares of our common stock for a total cash investment of $58,157.  There was no repurchase activity for the fourth quarter of fiscal 2009.

As of January 4, 2010, there were approximately 167 shareholders of record.  Since many of the Company’s shareholders hold their shares in “street name,” meaning that their shares are held in the name of their brokerage firms for the account of the individual shareholder, we estimate the actual number of shareholders to be at least over 2,000.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	677,099		$5.81	2,290,243	(1)
Equity compensation plans not approved by security holders	450,000	(2)	$6.75	0
Total	1,127,099		$6.18	2,290,243

(1)    Includes 2,252,109 and 38,134 shares available under the 2004 Plan and 2000 Plan, respectively.  The 2004 Plan includes an evergreen feature in which 3% of the total outstanding shares are added to the total shares available for issuance.  The evergreen feature does not apply to incentive stock options.  Consequently, there are 530,000 and 38,134 shares available to be issued as incentive stock options under the 2004 Plan and 2000 Plan, respectively.

(2)    All of these options were granted as part of an initial compensation package to an officer upon his hiring.  These options vested over three years, and are exercisable until February 28, 2013.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In fiscal 2009 we recorded a net loss of $10.3 million.  This loss included $17.8 million in impairment charges to goodwill and our ERP system.  Net of these non-cash charges our after-tax net income would have been $506,000 on revenues of $71.6 million compared to $2.1 million in fiscal 2008 on revenues of $84.3 million.  These declines primarily reflect two factors: difficult macro-economic conditions which depressed capital spending, and uncertainty concerning the Nortel product line created by Nortel’s bankruptcy filing in January 2009.

In response to the difficult market conditions experienced throughout fiscal 2009, management developed and executed a cost reduction plan designed to aggressively reduce costs while preserving the key resources necessary to fully realize growth opportunities as the market recovers.  Underlying the plan was management’s belief that the challenging economic environment will present growth opportunities in our service business as customers choose to maintain rather than replace their existing communication systems.  In addition we anticipate customers in all segments will give stronger consideration to outsourcing the support of their communications networks to reduce costs.  To support these trends, management focused cost reduction on elements of our operations that would not affect our ability to meet the needs of our customers in these areas.

Increasing our recurring revenues through both direct and wholesale services offerings is one of our key strategies.  We continue to invest in this area of our business and expect improved growth rates in fiscal 2010 based on three factors:  a modest economic recovery will likely create a more favorable overall marketplace; disruption in the market created by Avaya’s acquisition of Nortel should create opportunities to increase our base of Nortel repair and maintenance revenues; and the growing trend of end users to outsource additional elements of their communications services should create growth opportunities to provide managed services to new customers.

Macro-economic conditions negatively impacted our commercial systems business beginning in the first quarter of fiscal 2009.  Those conditions worsened significantly in the third fiscal quarter.  Also, uncertainty regarding the ultimate disposition of the Nortel product line grew as Nortel began divesting its assets, including assets which are strategic to the Company’s operations.  Finally, the Company’s sustained decline in market capitalization continued, reflecting market uncertainty regarding the value of the Company’s operations.  This combination of factors prompted the Company to conduct an interim test for impairment as of July 31, 2009.  The Company engaged a consultant to assist in the valuation of the commercial systems sales and services reporting units.  The Company used a combination of evaluations to estimate the fair value of its reporting units, including the following:  a) an income approach by which forecasted future cash flows are discounted to present value; b) a market approach by which comparable companies values are compared to the applicable reporting unit’s values; and c) a market approach by which the Company’s own market capitalization is applied to the applicable reporting unit.  Based on the results of this work, the Company determined that the carrying value of the commercial systems sales reporting unit was impaired, and the services reporting unit was not impaired.  The Company recorded an impairment charge of $11 million against its commercial systems sales reporting unit as an initial estimate at the end of the third quarter.  The Company completed its evaluation of the fair value of this reporting unit including performing the step II analysis required by ASC 350 during the fourth quarter and increased the total goodwill impairment charge to $14.8 million.

Also, in the third quarter of fiscal 2009, management determined that its Oracle Enterprise Resource Planning (“ERP”) system and the related investment were over-adequate for its current and near-term operating needs.  The ERP system was originally purchased in 2001 during a period of hyper-growth and the Company expected to be significantly larger within three-to-five years.  Those growth expectations did not materialize.  Furthermore, the economic downturn presented another setback to the Company’s growth.  As a result, management determined that it was likely the investment in the ERP system would not be realized within a reasonable time frame and was therefore impaired.  At the time of the impairment charge, the net book value of Company’s ERP system was $6.5 million.  The Company used various outside sources and its current vendor to estimate the cost of a replacement ERP system adequate for the Company’s current and near-term operating needs.  This research yielded an estimated replacement cost of $3.5 million.  As a result of this finding an impairment charge of $3.0 million was recorded in the third fiscal quarter of the year.

The discussion that follows provides more details regarding the factors and trends that affected our financial results, liquidity, and capital resources in fiscal 2009 when compared to the previous year.

Results of Operations

FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008.

Revenues for fiscal 2009 were $71.6 million compared to $84.3 million in fiscal 2008, a 15% decrease.  The net loss for fiscal 2009 was $10.3 million compared to net income of $2.1 million in fiscal 2008.  Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2009.

Services Revenues.   Revenues earned from our services business were $41.1 million in fiscal 2009 compared to $43.5 million in fiscal 2008, a 6% decrease.  This decline reflects a 1% or $228,000 decrease in maintenance and repair revenues, a 15% or $1.6 million decrease in implementation revenues, and a 17% or $538,000 decrease in structured cabling revenues.

The decreases in our maintenance and repair services business, which includes revenues earned from maintenance contracts and time-and-materials (“T&M”) charges, consisted of relatively flat contract maintenance revenues and a decrease in T&M revenues of 5%.  We believe the decline in T&M revenues was primarily influenced by general economic conditions as customers reduced spending on non-critical services.  Contract revenues in fiscal 2009 were lower than expected because of several contract losses and a reduction in the size of one major wholesale services program.  These reductions offset program wins with other customers.  In each case, the loss of revenues was due to divestures of assets or strategic changes by end-users that moved the services to other vendors.  We did not experience a significant program loss or reduction due to service quality.

Our efforts to increase services revenues center on our wholesale services offerings.  Under these offerings we partner with manufacturers, network services companies, and systems integrators to provide a variety of technical services to our partners’ end-user customers.  We have invested heavily in sales and technical resources to create relationships with current and potential wholesale partners.  Once those relationships are established, we jointly market our capabilities with our partners to end-users who have requested bids for new services or are renewing existing contracts.  The wholesale services segment is a highly competitive market and end-users because of their size and prominence can demand both favorable pricing and high service levels.  In most cases, our service performance is measured monthly, quarterly and/or annually by our partner.  To date, our service ratings have been excellent.  However, our experience indicates that end-users expect excellent service ratings, and pricing drives most purchase decisions.  As a result, we have limited influence in contract negotiations between our wholesale partners and end-users.  This is a key difference between the direct and wholesale services offerings.  As we experienced in fiscal 2009, growth in our wholesale services business will likely be choppy and include large contract wins that are partially offset by the occasional loss of a large wholesale services contract.

The decrease in our implementation revenues in fiscal 2009 reflects the difficult comparison to fiscal 2008 which provided over $3 million in implementation revenues associated with the Miami-Dade County Public School’s (“M-DCPS”) orders.  The rate of decline in these revenues was lower than the corresponding rate of decline in systems sales, traditionally the primary driver of these revenues.  We attribute this to increasing demand for more complex communications systems requiring significant fee-generating design and engineering services provided by our Professional Services Organization (“PSO”).  In the near term Implementation revenues will continue to closely align with the sale of new systems.  From a long term perspective, however, as customers displace conventional communications platforms and adopt more complex systems, we anticipate growth in this area of our business through fee-based utilization of these highly skilled technical resources.

Our structured cabling revenues decreased 17% in fiscal 2009.  This decline is a difficult comparison to our structured cabling revenues in fiscal 2008 due to the significant contribution to these revenues by the M-DCPS orders.

Systems Sales.   Sales of systems were $30.1 million in fiscal 2009 compared to $38.9 million in fiscal 2008, a 23% decrease.  Sales of systems to commercial customers were $21.1 million in fiscal 2009, a 30% decrease compared to fiscal 2008.  Sales of systems to hospitality customers were $9.0 million in fiscal 2009, a 5% increase compared to the prior year.

The decrease in sales of systems to commercial customers is primarily attributable to the completion of the M-DCPS contract which produced $1.7 million in equipment revenues during fiscal 2009 compared to $9.4 million during fiscal 2008.  Additionally, macro-economic conditions and uncertainty around the Nortel bankruptcy dampened capital spending on technology.

The increased sales of systems to hospitality customers in fiscal 2009 reflects our continued success in this relatively mature niche market despite considerable economic challenges in the hospitality segment.  In addition, our success confirms successful execution on our strategy to expand into the Mitel product offering.  Mitel has provided us with the opportunity to work with hotel chains and property management companies that have previously standardized on the Mitel product line.  Mitel provides us the opportunity to approach existing customers about opportunities in other hospitality segments requiring a lower price point.

Other Revenues.  Other revenues were $396,000 in fiscal 2009 compared to $1.9 million in fiscal 2008.  Other revenues consist of commissions earned on the sale of Avaya maintenance contracts and sales of equipment and/or services made outside of our normal provisioning processes.  The decrease in other revenues is attributable to a decrease in the sales of Avaya post-warranty maintenance contracts.  Under our dealer agreement with Avaya, we are incentivized to market their maintenance contracts to the Avaya customer base.  We are paid a commission on these contracts based on the size and length of the contract and the underlying equipment covered under the agreement.

We expected a decline in this segment as we benefited throughout 2008 when many customers accelerated their purchases or renewals of Avaya service contracts in anticipation of manufacturer-driven changes in the structure of these service programs.  This is an unpredictable revenue stream that depends on the expiration dates of existing contracts, installation dates of new systems, the customer type as defined by Avaya, and the number of years that customers contract for services.  While no assurance can be given, we expect sales of Avaya service contracts to return to pre-fiscal 2008 levels.  Sales of products provisioned outside of our normal processes generally reflects sales of phone sets to hospitality customers in which we earn a small, flat, per-phone profit on the transaction.  Other revenues also include restocking fees earned on canceled orders.

Gross Margins.  Gross margins were 27.2% in fiscal 2009 compared to 26.4% in fiscal 2008.

The gross margins earned on services revenues were 31.1% in fiscal 2009 compared to 28.3% in fiscal 2008.  Gross margins earned on Services revenues reflect mixed results between improved margins earned on maintenance and repair services and structured cabling, which were offset by lower margins on implementations.

As a result of improved cost controls, revised procedures, and reduced headcounts, we earned higher gross margins on our maintenance and repair and structured cabling services revenues.  Implementation gross margins were impacted by the significant decline in revenues related to the M-DCPS contract.  However cost reductions and on-boarding the new Samsung service program dampened the impact of lower revenues in this area.  Similar to the Samsung program, developing additional billable consulting services that are not directly associated with new system installations is an important aspect of our services strategy to create more predictability and higher gross margins in this area.

Gross margins on systems sales were 26.6% in fiscal 2009 compared to 26.2% in fiscal 2008.  These margins are slightly higher than our expectations and reflect our continued focus on systems sales margins through controls around contract acceptance and margin reviews.  We also work closely with our manufacturers and distributors to maximize vendor support through rebate, promotion, and competitive discount programs.  These programs have been relatively unchanged allowing us to maximize these discounts and rebates.  The Systems sales market is highly competitive and downward pressure on margins is a constant in this segment of our business.  We believe that the techniques and disciplines we employ around contract acceptance and margin reviews will enable us to maintain our gross margins on systems sales.  However, we can give no assurance regarding possible changes in our vendor support programs or other market factors that could either increase or lower margins.

A final component to our gross margins is the margins earned on other revenues.  These include costs incurred to market and administer the Avaya post-warranty maintenance contracts that we sell and our corporate cost of goods sold expenses.  While we earn a commission on the sale of Avaya post-warranty maintenance contracts which has no direct cost of goods sold, we incur costs in marketing and administration of these contracts before submitting them to Avaya.  Corporate cost of goods sold represents the cost of our material logistics, warehousing, advance replacement of service spare parts, and purchasing functions.  Corporate cost of goods sold was 2.0% of revenues in fiscal 2009 compared to 1.8% of revenues in fiscal 2008.

Operating Expenses.  Operating expenses, including $17.8 million in impairment charges, were $36.4 million or 50.8% of revenues in fiscal 2009 compared to $18.6 million or 22.0% of revenues in fiscal 2008.  Excluding the impairment charges, operating expenses were 25.9% of revenues in fiscal 2009.  Apart from the impairment, the increase in operating expenses reflects the following factors:

•                  A bad debt provision of $350,000 in specific response to the Nortel bankruptcy filing

•                  Increased legal fees to support litigation and board governance activities

•                  Increased amortization of: the ERP system platform prior to the impairment entry made in the third fiscal quarter; and intangible assets associated with recent acquisitions of service contracts and customer lists

The level of operating expenses as a percentage of revenues is above our targets and we took steps in the third quarter to bring these costs more in line with our expectations.  These steps included reductions of our sales force and sales support staffs, a company-wide suspension of the matching contribution on our 401k Plan, and a mandatory week of unpaid leave for each employee in the company during the last 4 months of the fiscal year.  Although rapidly declining systems sales make it difficult to meet our targets for operating expenses as a percent of revenues, we consider it tactically appropriate, given our strong cash flows, to support operating expenses above our targets in the near term so we are positioned for faster than market growth when economic conditions improve.

Interest Expense and Other Income.   Interest expense consists primarily of interest paid or accrued on our credit facility.  Interest expense was $100,000 in fiscal 2009 compared to $334,000 in fiscal 2008.  This reduction reflects both lower interest rates and lower average borrowing during the year.  The cash cycle on the M-DCPS project was extremely long and forced us to borrow heavily on our revolving line of credit in fiscal 2008 to meet working capital needs.  Net other income in fiscal 2009 was approximately $28,000 compared to net other income of approximately $24,000 in fiscal 2008.

Tax Expense.  We have recorded a combined Federal and state tax provision of approximately 39.2% in fiscal 2009 and fiscal 2008.  This rate reflects the effective Federal tax rate plus the estimated composite state income tax rate.

Operating Margins.  Our net loss as a percent of revenues in fiscal 2009 was a negative 14.4%.  Excluding the impact of the non-cash impairment charges in fiscal 2009, our net income as a percentage of revenues was 0.7% compared to net income as a percent of revenues of 2.4% in fiscal 2008.  This decrease reflects relatively flat operating expenses on decreased revenues in fiscal 2009.  Our current business model targets an operating margin of 4% to 6% to be reached in the next three to five years.  However, we will have to realize sustained growth in our revenues, continued improvements in total gross margins, primarily in our service gross margins, and a significantly slower growth rate in operating expenses to meet this target.

FISCAL YEAR 2008 COMPARED TO FISCAL YEAR 2007.

Revenues for fiscal 2008 were $84.3 million compared to $70.1 million in fiscal 2007, a 20% increase.  Net income for fiscal 2008 was $2,056,000 compared to $1,432,000 in fiscal 2007.  Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2008.

Services Revenues.   Revenues earned from our services business were $43.5 million in fiscal 2008 compared to $37.3 million in fiscal 2007, a 17% increase.  This growth reflects a 10% or $2.7 million increase in maintenance and repair services revenues, a 35% or $2.8 million increase in implementation revenues, and a 24% or $619,000 increase in structured cabling revenues.

The increases in our maintenance and repair services consisted of growth in our contract maintenance revenues of 18%, partially offset by lower T&M revenues of 9%.  The growth rate in contract revenues in fiscal 2008 was lower than expected due to lower growth in commercial contract revenues.

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

Systems Sales.   Sales of systems were $38.9 million in fiscal 2008 compared to $31.9 million in fiscal 2007, a 22% increase.  Sales of systems to commercial customers were $30.3 million in fiscal 2008, a 27% increase compared to fiscal 2007.  Sales of systems to hospitality customers were $8.6 million in fiscal 2008, an 8% increase compared to the prior year.  The increase in sales of systems to commercial customers was attributable to the M-DCPS contract which produced $9.4 million in equipment revenues during fiscal 2008 compared to $2.0 million in fiscal 2007.  The increase in hospitality equipment sales was due to improved penetration into existing accounts, new customer acquisitions and the introduction of the Mitel product line.

Other Revenues.  Other revenues were $1,937,000 in fiscal 2008 compared to $951,000 in fiscal 2007.  The increase in other revenues was attributable to an increase in the sales of Avaya post-warranty maintenance contracts.

Gross Margins .  Gross margins were 26.4% in fiscal 2008 compared to 26.0% in fiscal 2007.

The gross margins earned on services revenues were 28.3% in fiscal 2008 compared to 30.6% in fiscal 2007 and were negatively affected by the slow-down in the growth rate of maintenance and repair services revenues.  Gross margins on systems sales were 26.2% in fiscal 2008 compared to 24.0% in fiscal 2007.

A final component to our gross margins is the margins earned on other revenues.  (See discussion of gross margins on other revenues in the caption “Gross Margins” under “FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008” above for an explanation of composition of these margins).  Corporate cost of goods sold was 1.8% of revenues in fiscal 2008 compared to 2% of revenues in fiscal 2007.

Operating Expenses.  Operating expenses were $18.6 million or 22.0% of revenues in fiscal 2008 compared to $15.8 million or 22.5% of revenues in fiscal 2007.  Increases in operating expenses included increased selling expenses primarily in the form of increased sales personnel targeted at selling our wholesale services initiative.  Other significant increases were increased costs associated with the support of our Oracle platform, increased compensation expense due to the issuance of incentive stock options, increased legal fees related to higher levels of litigation, and increased amortization expense driven by expanded utilization of our enterprise technology platform and the amortization of intangible assets from small acquisitions.

Interest Expense and Other Income.   Interest expense increased in fiscal 2008 by approximately $241,000 compared to fiscal 2007 reflecting higher average borrowing during the year and the fact that we ceased capitalization of interest costs on the ERP implementation project at the end of fiscal 2007.  The cash cycle on the M-DCPS project was extremely long and forced us to borrow heavily on our revolving line of credit in fiscal 2008 to meet working capital needs.  Net other income in fiscal 2008 was approximately $24,000 compared to net other income of approximately $50,000 in 2007.

Tax Expense.  We recorded a combined Federal and state tax provision of approximately 39.2% in fiscal 2008 compared to 39.6% in fiscal 2007.  This rate reflected the effective Federal tax rate plus the estimated composite state income tax rate.

Operating Margins.  Our net income as a percent of revenues in fiscal 2008 was 2.4% compared to 2.0% in fiscal 2007 which reflected improved gross profit margins on the sale of equipment in fiscal 2008.

Liquidity and Capital Resources

Our financial condition improved during fiscal 2009 as our working capital grew by 23% to $11.5 million and we generated $10.0 million in cash flows from operations.  These cash flows included a decrease in accounts receivable of $6.1 million, a decrease in inventory of $343,000 and an increase in unearned revenue of $1.5 million.  These positive cash flows were partially offset by a decrease in accounts payable of $956,000; a decrease in accrued liabilities of $399,000; and other changes in working capital items, which netted a decrease in cash of $390,000.  The impairment charge to goodwill and other assets of $17.8 million and the related $6.8 million decrease in deferred tax liabilities did not impact cash flows in the period.  Other non-cash charges included amortization of $1.2 million; depreciation of $1.0 million; provisions for doubtful accounts receivable and obsolete inventories of $562,000; stock-based compensation of $284,000; and a loss on the sale of assets of $4,000.  We used these positive cash flows to reduce borrowings on our working capital line of credit by $2.5 million; to make asset purchases of capitalized hospitality service contracts as well as certain net assets of Summatis, together totaling $1.55 million; acquire capital assets of $896,000; reduce our mortgage balance through scheduled principal payments by $171,000; and fund other financing and investing activities of $201,000.  The acquisition of capital assets included $607,000 spent as part of normal replacement of our information technology infrastructure and headquarters facility improvements.  The remaining $288,000 was spent on our ERP implementation.

As noted above, our deferred tax liabilities decreased $6.8 million during fiscal 2009 and the balance of our noncurrent deferred tax asset was $739,000 at October 31, 2009.  Most of this balance and the annual change in this account is due to the difference in accounting for Goodwill between generally accepted accounting principles (“GAAP”) and the U.S. tax code.  Under GAAP, Goodwill is not amortized, but instead is evaluated for impairment.  This evaluation is conducted as conditions warrant, but not less than annually.  The deferred tax liability associated with Goodwill accounting will not be reduced unless the Company records an additional impairment charge to Goodwill.  In Fiscal year 2009, goodwill impairment charges of $14.8 million were recorded.  For tax purposes, Goodwill is amortized on a straight-line basis over 15 years.  As a result, the Company receives a tax deduction of approximately 1/15th of its Goodwill balance each year in its tax return.  Deductions taken on the tax return of approximately $1.8 million annually for amortization is recognized in the balance sheet as a reduction to the deferred tax asset.  The amount recorded in the noncurrent deferred taxes is the difference between the impairment recorded for book purposes and the tax amortization multiplied by the effective tax rate.  This difference is recorded as a non current item because under GAAP deferred taxes are recorded as current or noncurrent based on the classification of the asset or liability which generated the deferred tax item.

At October 31, 2009 there were no outstanding draws on our working capital revolver.  We believe our cash balances and available borrowing capacity are sufficient to support our operating requirements for the foreseeable future.  On November 6, 2009 we replaced our previous credit facility with a new loan agreement with a new banking institution. The new loan agreement consists of an $8.5 million revolving credit agreement to finance growth in working capital.  In addition to the available capacity under our working capital line of credit, to finance investments beyond our current operating needs we believe we may have access to a variety of capital sources such as private placements of subordinated debt, and public or private sales of equity.

Recent Accounting Pronouncements

See Notes to Consolidated Financial Statements, Note 1: Business and Summary of Significant Accounting Policies for a discussion of the impact of new accounting standards on the Company’s consolidated financial statements.

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

Collectability of Accounts Receivable.  We must make judgments about the collectability of our accounts receivable to be able to present them at their net realizable value on the balance sheet.  To do this, we carefully analyze the aging of our customer accounts, try to understand why accounts have not been paid, and review historical bad debt problems.  From this analysis, we record an estimated allowance for receivables that we believe will ultimately become uncollectible.  We actively manage our accounts receivable to minimize our credit risks and believe that our current allowance for doubtful accounts is fairly stated.

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

Goodwill and Other Long-lived Assets.  We have a significant amount of goodwill on our balance sheet resulting from acquisitions made between fiscal 2000 and 2009.  The Company accounts for goodwill under the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”.  Goodwill recorded as a part of a business combination is not amortized, but instead is subject to at least an annual assessment for impairment by applying a fair-value-based test.  The test for goodwill impairment is a two-step analysis process.  The first step of the analysis is to determine if a potential impairment exists for a reporting unit by comparing the fair value of the unit with the carrying value of the unit.  The goodwill of the reporting unit is not considered to have a potential impairment if the fair value of a reporting unit exceeds its carrying amount and the second step of the impairment test is not necessary.  If the carrying amount of a reporting unit exceeds the fair value of the unit, the second step is performed to determine if goodwill is impaired and to measure the amount, if any, of impairment loss to recognize.  The second step of the analysis compares the implied fair value of goodwill with the carrying amount of goodwill.  The implied fair value of goodwill is determined by allocating all the assets and liabilities, including any unrecognized intangible assets, to the reporting unit.  If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired.  If the carrying amount of goodwill exceeds the implied fair value, goodwill is considered impaired and an impairment loss is recognized in an amount equal to the excess of the carrying amount over the implied fair value.

Macro-economic conditions negatively impacted our commercial systems business beginning in the first quarter of fiscal 2009.  Those conditions worsened significantly in the third fiscal quarter.  Also, uncertainty regarding the ultimate disposition of the Nortel product line grew as Nortel began divesting its assets, including assets which are strategic to the Company’s operations.  Finally, the Company’s sustained decline in market capitalization continued, reflecting market uncertainty regarding the value of the Company’s operations.  This combination of factors prompted the Company to conduct an interim test for impairment as of July 31, 2009.  The Company engaged a consultant to assist in the valuation of the commercial systems sales and services reporting units.  The Company used a combination of evaluations to estimate the fair value of its reporting units, including the following:  a) an income approach by which forecasted future cash flows are discounted to present value; b) a market approach by which comparable companies values are compared to the applicable reporting unit’s values; and c) a market approach by which the Company’s own market capitalization is applied to the applicable reporting unit.  Based on the results of this work, the Company determined that the carrying value of the commercial systems sales reporting unit was impaired, and the services reporting unit was not impaired.  The Company recorded an impairment charge of $11 million against its commercial systems sales reporting unit as an initial estimate at the end of the third quarter.  The Company completed its evaluation of the fair value of this reporting unit including performing the step II analysis required by ASC 350 during the fourth quarter and increased the total goodwill impairment charge to $14.8 million.

We have recorded property and equipment costs at historical cost less accumulated depreciation or amortization.  The determination of useful economic lives and whether or not these assets are impaired involves significant judgment.

In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, an impairment loss on long-lived assets used in operations is recorded when events and circumstances indicate that the carrying amount of the asset may not be recoverable.  During the third fiscal quarter, it was determined that certain identifiable assets related to our ERP platform were impaired because the Company estimates that full cost of the system cannot be reasonably recovered based on near-term projected financial results.  An impairment charge of $3.0 million was recorded to reduce the Company’s carrying value of this asset to the mid-point of management’s estimate of the replacement cost of an ERP system that would be adequate for the Company’s current and near-term operating needs.

Accruals for Contractual Obligations and Contingent Liabilities.  On products assembled or installed by us, we have varying degrees of warranty obligations.  We use historical trends and make other judgments to estimate our liability for such obligations.  We also must record estimated liabilities for many forms of Federal, state, and local taxes.  Our ultimate liability for these taxes depends upon a number of factors, including the interpretation of statutes and the mix of our taxable income between higher and lower taxing jurisdictions.  In the normal course of business, we can be a party to threatened or actual litigation.  In such cases, we evaluate our potential liability, if any, and determine if an estimate of that liability should be recorded in our financial statements.  Estimating both the probability of our liability and the potential amount of the liability are highly subjective exercises and are evaluated frequently as the underlying circumstances change.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year ended October 31, 2009.  Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.  Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2009.  In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on its assessment, our management believes that, as of October 31, 2009, our internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item relating to directors is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of our fiscal year ended October 31, 2009 (the “Proxy Statement”), under the section “Proposal 1—Election of Directors.”

Information relating to executive officers required by this Item is incorporated by reference to the Proxy Statement under the section “Executive Officers.”

Other information required by this Item is incorporated by reference to the Proxy Statement under the section “Section 16(a) Beneficial Ownership Reporting Compliance,” and to the discussions “Code of Ethics,” “Nominating and Governance Committee” and “Audit/Finance Committee” under the section “Corporate Governance.”

We have adopted a financial code of ethics that applies to our CEO, CFO, controllers and any other employee performing similar functions.  This financial code of ethics is posted on our website. The Internet address for our website is www.xeta.com, and the financial code of ethics may be found on the Investor Relations page under “Governance.”

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

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following documents are filed as a part of this report:

(a)(1)   Financial Statements - The following financial statements are included with this report:

(a)(2)    Financial Statement Schedules - None.

(a)(3)    Exhibits — The following exhibits are included with this report or incorporated herein by reference:

No.	Description

3(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to XETA’s Annual Report on Form 10-K for the year ended October 31, 2004).

3(ii)	Amended and Restated Bylaws as adopted January 23, 2008 (incorporated by reference to Exhibit 3(ii) to XETA’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2008).

10.1†

XETA Technologies, Inc. 2004 Omnibus Stock Incentive Plan as amended and restated December 18, 2008 (the “2004 Omnibus Plan”) (incorporated by reference to Exhibit 10.1 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008).

10.2*†	Form of Restricted Stock Award Agreement under the 2004 Omnibus Plan.

10.3†	Form of Stock Option Award Agreement under the 2004 Omnibus Plan (incorporated by reference to Exhibit 99(d)(4) to XETA’s SC TO-I filed September 17, 2009).

10.4†

XETA Technologies 2000 Stock Option Plan as amended and restated December 30, 2008 (the “2000 Plan”) (incorporated by reference to Exhibit 10.5 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008).

10.5†	Form of Stock Purchase Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 99(d)(2) to XETA’s SC TO-I filed September 17, 2009).

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

10.8*	Mitel authorizedPARTNER Agreement dated September 28, 2007 between Mitel Networks Inc. and XETA Technologies, Inc.

10.9	Loan Agreement between Commerce Bank and XETA Technologies, Inc. dated November 6, 2009 (incorporated by reference to Exhibit 10.1 to XETA’s Current Report on Form 8-K filed November 12, 2009).

10.10	Promissory Note payable to Commerce Bank for $8,500,000 dated November 6, 2009 (incorporated by reference to Exhibit 10.2 to XETA’s Current Report on Form 8-K filed November 12, 2009).

10.11	Promissory Note ($7,500,000 payable to BOK) dated August 29, 2008 (incorporated by reference to Exhibit 10.2 to XETA’s Current Report on Form 8-K filed September 2, 2008).

21*	Subsidiaries of XETA Technologies, Inc.

23.1*	Consent of HoganTaylor LLP.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Indicates Exhibits filed with this report.

†  Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XETA TECHNOLOGIES, INC.

January 6, 2010	By:	/s/ Greg D. Forrest
Greg D. Forrest, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 6, 2010	/s/ Greg D. Forrest
Greg D. Forrest, Chief Executive Officer, President and Director

January 6, 2010	/s/ Robert B. Wagner
Robert B. Wagner, Chief Financial Officer and Executive Director of Operations

January 6, 2010	/s/ Donald T. Duke
Donald T. Duke, Director

January 6, 2010	/s/ Ronald L. Siegenthaler
Ronald L. Siegenthaler, Director

January 7, 2010	/s/ S. Lee Crawley
S. Lee Crawley, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

XETA Technologies, Inc.

We have audited the accompanying consolidated balance sheets of XETA Technologies, Inc. and subsidiary as of October 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  Tullius Taylor Sartain & Sartain LLP audited the financial statements of XETA Technologies, Inc. for the year ended October 31, 2007, and merged with Hogan & Slovacek P.C. to form HoganTaylor LLP effective January 7, 2009.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XETA Technologies, Inc. and subsidiary as of October 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ HOGAN TAYLOR LLP

Tulsa, Oklahoma
January 5, 2010

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	October 31, 2009	October 31, 2008

ASSETS
Current assets:
Cash and cash equivalents	$4,731,926	$63,639
Current portion of net investment in sales-type leases and other receivables	470,025	353,216
Trade accounts receivable, net	13,832,452	19,995,498
Inventories, net	5,036,198	5,236,565
Deferred tax asset	1,136,351	588,926
Prepaid taxes	39,784	64,593
Prepaid expenses and other assets	2,057,514	1,608,113
Total current assets	27,304,250	27,910,550

Noncurrent assets:
Goodwill	12,031,975	26,825,498
Intangible assets, net	570,740	828,825
Net investment in sales-type leases and other receivables, less current portion above	335,413	103,037
Property, plant & equipment, net	6,825,916	10,722,539
Deferred tax asset	739,216	—
Other assets	—	2,271
Total noncurrent assets	20,503,260	38,482,170

Total assets	$47,807,510	$66,392,720

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$1,183,475	$1,354,565
Revolving line of credit	—	2,524,130
Accounts payable	5,785,225	6,691,550
Current portion of obligations under capital lease	154,072	148,225
Current unearned services revenue	5,194,601	3,237,296
Accrued liabilities	3,444,396	4,593,725
Total current liabilities	15,761,769	18,549,491

Noncurrent liabilities:
Accrued long-term liability	144,100	144,100
Long-term portion of obligations under capital lease	106,076	260,148
Noncurrent unearned services revenue	36,691	56,393
Noncurrent deferred tax liability	—	5,545,692
Total noncurrent liabilities	286,867	6,006,333

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,256,193 issued at October 31, 2009 and October 31, 2008	11,255	11,255
Paid-in capital	13,704,460	13,493,395
Retained earnings	20,223,169	30,539,714
Less treasury stock, at cost (994,695 shares at October 31, 2009 and 1,001,883 shares at October 31, 2008)	(2,180,010)	(2,207,468)
Total shareholders’ equity	31,758,874	41,836,896
Total liabilities and shareholders’ equity	$47,807,510	$66,392,720

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended October 31,
	2009	2008	2007

Systems sales	$30,095,844	$38,900,301	$31,845,671
Services	41,080,689	43,483,939	37,296,596
Other revenues	395,878	1,936,639	950,887
Net sales and services revenues	71,572,411	84,320,879	70,093,154

Cost of systems sales	22,079,858	28,719,969	24,215,941
Services costs	28,291,495	31,178,401	25,876,839
Cost of other revenues & corporate COGS	1,720,115	2,166,374	1,792,620
Total cost of sales and services	52,091,468	62,064,744	51,885,400

Gross profit	19,480,943	22,256,135	18,207,754

Operating expenses
Selling, general and administrative	17,370,765	17,547,088	15,133,757
Amortization	1,201,176	1,018,186	656,828
Impairment of goodwill & other assets	17,800,000	—	—
Total operating expenses	36,371,941	18,565,274	15,790,585

(Loss) income from operations	(16,890,998)	3,690,861	2,417,169

Interest expense	(99,657)	(334,072)	(93,397)
Interest and other income	28,110	23,645	49,648
Net interest and other expense	(71,547)	(310,427)	(43,749)

(Loss) income before (benefit) provision for income taxes	(16,962,545)	3,380,434	2,373,420
(Benefit) provision for income taxes	(6,646,000)	1,324,000	941,000

Net (loss) income	$(10,316,545)	$2,056,434	$1,432,420

(Loss) earnings per share
Basic	$(1.01)	$0.20	$0.14

Diluted	$(1.01)	$0.20	$0.14

Weighted average shares outstanding	10,223,626	10,249,671	10,214,741

Weighted average equivalent shares	10,223,626	10,249,671	10,214,741

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance- October 31, 2006	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,067,676	$27,050,860	$37,885,110

Stock based compensation	—	—	—	—	121,635	—	121,635

Net Income	—	—	—	—	—	1,432,420	1,432,420

Balance- October 31, 2007	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,189,311	$28,483,280	$39,439,165

Stock options exercised $.001 par value	22,664	22	—	—	90,193	—	90,215
Issuance of restricted common stock from treasury	—	—	(16,905)	37,191	(37,191)	—	—
Tax benefit of stock options	—	—	—	—	4,032	—	4,032
Stock based compensation	—	—	—	—	247,050	—	247,050

Net Income	—	—	—	—	—	2,056,434	2,056,434

Balance- October 31, 2008	11,256,193	$11,255	1,001,883	$(2,207,468)	$13,493,395	$30,539,714	$41,836,896

Purchase of treasury stock, at cost	—	—	30,796	(58,157)	—	—	(58,157)
Issuance of restricted common stock from treasury	—	—	(38,916)	85,615	(85,615)	—	—
Stock based compensation	—	—	—	—	296,680	—	296,680

Net loss	—	—	—	—	—	(10,316,545)	(10,316,545)

Balance- October 31, 2009	11,256,193	$11,255	993,763	$(2,180,010)	$13,704,460	$20,223,169	$31,758,874

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended October 31,
	2009	2008	2007
Cash flows from operating activities:
Net (loss) income	$(10,316,545)	$2,056,434	$1,432,420

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,026,069	744,003	551,710
Amortization	1,201,174	1,018,189	656,833
Impairment of goodwill & other assets	17,800,000	—	—
Stock based compensation	283,909	247,050	121,635
Loss (gain) on sale of assets	3,764	425	(5,000)
Provision for returns & doubtful accounts receivable	460,000	22,924	—
Provision for excess and obsolete inventory	102,000	102,000	102,000
(Decrease) increase in deferred taxes	(6,776,757)	1,300,716	908,488
Change in assets and liabilities:
(Increase) decrease in net investment in sales-type leases & other receivables	(89,400)	170,273	(168,199)
Decrease (increase) in trade accounts receivable	6,114,067	(3,748,230)	(3,990,630)
Decrease (increase) in inventories	343,114	(962,714)	544,399
Increase in prepaid expenses and other assets	(325,375)	(1,092,627)	(205,895)
Decrease (increase) in prepaid taxes	24,809	(44,856)	2,885
(Decrease) increase in accounts payable	(956,376)	1,021,231	1,344,482
Increase in unearned revenue	1,517,735	925,638	412,100
(Decrease) increase in accrued liabilities	(398,628)	(88,289)	344,840
Total adjustments	20,330,105	(384,267)	619,648

Net cash provided by operating activities	10,013,560	1,672,167	2,052,068

Cash flows from investing activities:
Additions to property, plant & equipment	(895,848)	(1,294,415)	(1,296,512)
Proceeds from sale of assets	5,064	—	5,000
Acquisitions, net of cash acquired	(802,887)	—	—
Investment in capitalized service contracts	(750,000)	(353,481)	—
Net cash used in investing activities	(2,443,671)	(1,647,896)	(1,291,512)

Cash flows from financing activities:
Principal payments on debt	(171,090)	(171,088)	(171,420)
Net payments on revolving line of credit	(2,524,130)	(234,530)	(360,785)
Payments on capital lease obligations	(148,225)	(48,147)	—
Payments to acquire treasury stock	(58,157)	—	—
Exercise of stock options	—	90,215	—
Net cash used in financing activities	(2,901,602)	(363,550)	(532,205)

Net increase (decrease) in cash and cash equivalents	4,668,287	(339,279)	228,351

Cash and cash equivalents, beginning of period	63,639	402,918	174,567
Cash and cash equivalents, end of period	$4,731,926	$63,639	$402,918

Supplemental disclosure of cash flow information:
Cash paid during the period for interest, net of amount capitalized of $0 in 2009 and 2008 and $199,544 in 2007	$101,276	$346,045	$100,412
Cash paid during the period for income taxes	$110,210	$68,108	$29,659
Capital lease obligations incurred	$—	$456,520	$—
Non-collateralized obligation to purchase service contracts	$—	$750,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE YEARS ENDED OCTOBER 31, 2009

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

Revenue Recognition

The Company earns revenues from the sale and installation of communications systems, the sale of maintenance contracts, and the sale of services on a time-and-materials (“T&M”) basis.  The Company typically sells communications systems under single contracts to provide the equipment and the installation services; however, the installation and any associated professional services and project management services are priced independently from the equipment based on the market price for those services.  The installation of the systems sold by the Company can be outsourced to a third party either by the Company under a subcontractor arrangement or by the customer under arrangements in which vendors bid separately for the provision of the equipment from the installation and related services.  Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition - Multiple-Element Arrangements”, addresses certain aspects of accounting by a vendor for arrangements with multiple revenue-generating elements, such as those including products with installation.  Revenue is recognized for each element of the transaction based on its relative fair value.  The revenue associated with each delivered element should be recognized separately if it has stand-alone value to the customer, there is evidence of the fair value of the undelivered element, the delivery or performance of the undelivered element is considered probable and performance is substantially under the Company’s control and is not essential to the functionality of the delivered element.  Under these guidelines, the Company recognizes systems sales revenue upon shipment of the equipment and installation services revenues upon completion of the installation of the system.  Services revenues earned from maintenance contracts are recognized ratably over the term of the underlying contract on a straight-line basis.  Revenues earned from services provided on a T&M basis are recognized as those services are provided.  The Company recognizes revenue from sales-type leases as discussed below under the caption “Lease Accounting.”  Revenues are reported net of applicable sales and use tax imposed on the related transaction.

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

Accounts Receivable

Accounts receivable are recorded at amounts billed to customers less an allowance for doubtful accounts.  Management monitors the payment status of all customer balances and considers an account to be delinquent once it has aged sixty days past the due date.  The allowance for doubtful accounts is adjusted based on management’s assessment of collection trends, aging of customer balances, and any specific disputes.  For the year ended October 31, 2009, the Company recorded bad debt expense of $460,000 which included $350,000 provided for potential uncollectible amounts associated with Nortel’s bankruptcy filing.  This matter is discussed more fully in Note 2.  The Company recorded bad debt expense of $22,924 and $0 in fiscal years 2008 and 2007, respectively.

Property, Plant & Equipment

The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under certain system service agreements.  Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis.  When assets are retired or sold, the cost of the assets and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in other income.  Maintenance and repair costs are expensed as incurred.  Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company did not capitalize any interest costs in fiscal years 2009 and 2008 and capitalized $200,000 in fiscal year 2007.

Software Development Costs

External direct costs of software development, payroll and payroll-related costs for time spent on the project by employees directly associated with the development, and interest costs incurred during the development after the “preliminary project stage” has been completed are capitalized.  The capitalized value of software at October 31, 2009 was $3.5 million which reflects an impairment charge of $3.0 million recorded in fiscal 2009.  In the third fiscal quarter of fiscal 2009, management determined that its ERP system and the related investment were over-adequate for its current and near-term operating needs.  The ERP system was originally purchased in 2001 during a period of hyper-growth and the Company expected to be significantly larger within three-to-five years.  Those growth expectations did not materialize.  Furthermore, the economic downturn represented another setback in the Company’s growth curve.  As a result, management determined that it was likely the investment in the ERP system would not be realized within a reasonable time-frame and was therefore impaired.  At the time of the impairment charge, the net book value of the Company’s ERP investment was $6.5 million.  The Company used various outside sources and its current vendor to estimate the replacement cost of an ERP system that would be adequate for the Company’s current and near-term operating needs.  This research yielded an estimated replacement cost of $3.5 million and an impairment charge of $3.0 million was recorded in the third fiscal quarter of the year.  The Company has segregated the cost of the developed software into four groups with estimated useful lives of three, five, seven and ten years.  Amortization costs of $931,000, $906,000, and $619,000 were recognized in fiscal years 2009, 2008 and 2007, respectively.

Stock-Based Compensation Plans

The Company applies the provisions of ASC 718, “Compensation — Stock Compensation”, which requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements.  The Company recognizes the fair value of stock-based compensation awards as selling, general and administrative expense in the consolidated statements of operations on a straight-line basis over the vesting period.  We recognized compensation expense of $284,000, $247,000, and $122,000 for the twelve months ended October 31, 2009, 2008, and 2007, respectively.

Income Taxes

Income tax expense is based on pretax income.  Deferred income taxes are computed using the asset-liability method in accordance with ASC 740, “Income Taxes”, and are provided on all temporary differences between the financial basis and the tax basis of the Company’s assets and liabilities.  The Company accounts for any uncertain tax positions, including issues related to the recognition and measurement of those tax positions, in accordance with the tax position guidance in ASC 740.

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

The following is a tabulation of business segment information for 2009, 2008 and 2007:

	Services Revenues	Commercial System Sales	Hospitality System Sales	Other Revenue	Total
2009
Sales	$41,080,689	$21,062,073	$9,033,771	$395,878	$71,572,411
Cost of sales	28,291,495	15,675,673	6,404,185	1,720,115	52,091,468
Gross profit	$12,789,194	$5,386,400	$2,629,586	$(1,324,237)	$19,480,943

2008
Sales	$43,483,939	$30,266,493	$8,633,808	$1,936,639	$84,320,879
Cost of sales	31,178,401	22,536,512	6,183,457	2,166,374	62,064,744
Gross profit	$12,305,538	$7,729,981	$2,450,351	$(229,735)	$22,256,135

2007
Sales	$37,296,596	$23,841,340	$8,004,331	$950,887	$70,093,154
Cost of sales	25,876,839	18,218,088	5,997,853	1,792,620	51,885,400
Gross profit	$11,419,757	$5,623,252	$2,006,478	$(841,733)	$18,207,754

Recently Issued Accounting Pronouncements

In June 2009 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles”.  ASC 105 establishes the Codification as the sole source of authoritative accounting principles to be applied in the preparation of financial statements in conformity with GAAP.  The adoption of this statement did not have a material impact on the Company’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements”.  The guidance in ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements and expands required disclosures related to a company’s multiple-deliverable revenue arrangements.  ASU 2009-13 is effective prospectively for fiscal years beginning on or after June 15, 2010.  The Company is currently assessing the impact that adoption will have on its financial position or results of operations.

In June 2009 the Company adopted ASC 855, “Subsequent Events”, which establishes the general standards of accounting for and disclosures required for events occurring after the balance sheet date but before financial statements are issued or are available to be issued.  Under ASC 855 the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including the estimates inherent in the process of preparing financial statements, are required to be recognized in the financial statements.  Subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued should not be recognized in the financial statements but may need to be disclosed to prevent the financial statements from being misleading.  The adoption did not have a material impact on the subsequent events that we report, either through recognition or disclosure, in our consolidated financial statement.

In November 2008 the Company adopted ASC 820, “Fair Value Measurements and Disclosures”, which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.  This statement does not require any new fair value measurements; rather, it applies under other accounting pronouncements that require or permit fair value measurements.  The adoption of ASC 820 did not have a material impact on the Company’s consolidated financial position or results of operations.

In December 2007 the FASB issued ASC 805, “Business Combinations”.  Under ASC 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The adoption of ASC 805 will change the accounting treatment for business combinations on a prospective basis beginning in the first quarter of fiscal year 2010.

In December 2007 the FASB issued ASC 810, “Consolidation”.  ASC 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.  ASC 810 is effective for us on a prospective basis for business combinations with an acquisition date beginning in the first quarter of fiscal year 2010.  As of October 31, 2009, the Company did not have any minority interests; therefore the adoption of this statement is not expected to have an impact on the Company’s consolidated financial statements.

In April 2008 the FASB issued guidance which was primarily codified into ASC 350 “Intangibles — Goodwill and Other”.  The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets.  The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset under the accounting standards and the period of the expected cash flows used to measure the fair value of the asset.  The Company will adopt in the first quarter of fiscal 2010 and will apply the guidance prospectively to intangible assets acquired after adoption.

Other accounting standards that have been issued or proposed that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

Goodwill

Goodwill recorded as a part of a business combination is not amortized, but instead is subject to at least an annual assessment for impairment by applying a fair-value-based test.

Macro-economic conditions negatively impacted our commercial systems business beginning in the first quarter of fiscal 2009.  Those conditions worsened significantly in the third fiscal quarter.  Also, uncertainty regarding the ultimate disposition of the Nortel product line grew as Nortel began divesting its assets, including assets which are strategic to the Company’s operations.  Finally, the Company’s sustained decline in market capitalization continued, reflecting market uncertainty regarding the value of the Company’s operations.  This combination of factors prompted the Company to conduct an interim test for impairment as of July 31, 2009.  The Company engaged a consultant to assist in the valuation of the commercial systems sales and services reporting units.  The Company used a combination of evaluations to estimate the fair value of its reporting units, including the following:  a) an income approach by which forecasted future cash flows are discounted to present value; b) a market approach by which comparable companies values are compared to the applicable reporting unit’s values; and c) a market approach by which the Company’s own market capitalization is applied to the applicable reporting unit.  Based on the results of this work, the Company determined that the carrying value of the commercial systems sales reporting unit was impaired, and the services reporting unit was not impaired.  The Company recorded an impairment charge of $11 million against its commercial systems sales reporting unit as an initial estimate at the end of the third quarter.  The Company completed its evaluation of the fair value of this reporting unit including performing the step II analysis required by ASC 350 during the fourth quarter and increased the total goodwill impairment charge to $14.8 million.

Impairment tests were conducted as of August 1 for fiscal years 2008 and 2007 and did not reflect impairment in either the commercial systems or services reporting units.

The goodwill for tax purposes associated with the acquisition of U.S. Technologies, Inc. (which occurred November 30, 1999) exceeded the goodwill recorded on the financial statements by $1,462,000.  The Company is reducing the carrying value of goodwill each accounting period to record the tax benefit realized due to the excess of tax-deductible goodwill over the reported amount of goodwill, resulting from a difference in the valuation dates used for common stock given in the acquisition.  Accrued income taxes and deferred tax liabilities are being reduced as well.  The Company reduced the carrying value of goodwill by $55,576 for the impact of the basis difference for both the years ended October 31, 2009 and 2008.

The changes in the carrying value of goodwill for fiscal 2009 and 2008 are as follows:

	Commercial Systems Sales	Services	Other	Total
Balance, November 1, 2007	$18,003,943	$8,143,305	$217,845	$26,365,093
Goodwill acquired	—	515,981	—	515,981
Amortization of book versus tax basis difference	(41,680)	(13,340)	(556)	(55,576)
Balance, October 31, 2008	17,962,263	8,645,946	217,289	26,825,498
Goodwill acquired	37,232	24,821	—	62,053
Amortization of book versus tax basis difference	(41,680)	(13,340)	(556)	(55,576)
Impairment of Goodwill	(14,800,000)	—	—	(14,800,000)
Balance, October 31, 2009	$3,157,815	$8,657,427	$216,733	$12,031,975

Other Intangible Assets

	As of October 31, 2009		As of October 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Acquired customer list and other	$1,076,352	$505,612	$1,064,283	$235,458

Amortization expense of intangible assets was $270,155, $112,501 and $37,833 for the years ended October 31, 2009, 2008 and 2007, respectively.  The estimated amortization expense of intangible assets is $214,719, $146,760, $125,927, $83,334 and $0 for fiscal years ended October 31, 2010, 2011, 2012, 2013 and 2014, respectively.

2.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following at October 31:

	2009	2008

Trade receivables	$14,393,681	$20,188,378
Less- reserve for doubtful accounts	561,229	192,880
Net trade receivables	$13,832,452	$19,995,498

Adjustments to the reserve for doubtful accounts consist of the following at October 31:

	2009	2008	2007

Balance, beginning of period	$192,880	$175,844	$253,900
Provision for doubtful accounts	460,000	22,924	—
Net write-offs	(91,651)	(5,888)	(78,056)
Balance, end of period	$561,229	$192,880	$175,844

On January 14, 2009 Nortel Networks Corporation filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware.  The administrators of the bankruptcy have adopted a business disposal strategy.  Under this strategy, the administrators have segmented Nortel into three business units: Virtual Service Switches, CDMA businesses and Enterprise Solutions. We conduct all of our Nortel business through the Enterprise Solutions unit.  On December 18, 2009, Avaya completed the purchase of Nortel’s enterprise solutions business unit.  Nortel is one of our major suppliers, is an important customer, and its product line represents a significant portion of our business.  At the time of filing this Form 10-K, our post-petition relationship with Nortel continues without interruption.  However, management recognizes the potential impact of Nortel’s filing on the Company’s financial performance.  Nortel owes XETA approximately $700,000 in pre-petition accounts receivable.  On July 17, 2009 the bankruptcy court granted our request for offset of $116,000 in charges we owed Nortel at the time of the filing.  As of October 31, 2009 we have recorded $350,000 as a reserve against possible Nortel bad debts.  Nortel has until February 1, 2010 to file its reorganization plan; however, this date is subject to further extension.  Until a plan of reorganization is filed, our ability to assess the probability of recovering pre-petition amounts due is limited.

We are following developments in the bankruptcy case and will assert our legal rights and defenses as appropriate.

3.  INVENTORIES:

Inventories are stated at the lower of cost (first-in, first-out or weighted-average) or market and consist of the following components at October 31:

	2009	2008

Finished goods and spare parts	$5,977,703	$6,084,830
Less- reserve for excess and obsolete inventories	941,505	848,265
Total inventories, net	$5,036,198	$5,236,565

F-11

Adjustments to the reserve for excess and obsolete inventories consist of the following:

	2009	2008	2007

Balance, beginning of period	$848,265	$771,653	$622,511
Provision for excess and obsolete inventories	102,000	102,000	102,000
Adjustments to inventories	(8,760)	(25,388)	47,142
Balance, end of period	$941,505	$848,265	$771,653

Adjustments to inventories in 2009, 2008 and 2007 included write-offs of obsolete inventory and adjustments to certain inventory values to lower of cost or market.

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following at October 31:

	Estimated Useful Lives	2009	2008

Building and building improvements	3-20	$3,253,693	$3,054,563
Data processing and computer field equipment	1-7	3,248,126	3,351,229
Software development costs, work-in-process	N/A	197,097	2,069,234
Software development costs of components placed into service	3-10	2,697,806	6,631,805
Hardware	3-5	643,635	615,657
Land	—	611,582	611,582
Office furniture	5-7	779,588	944,048
Auto	5	537,300	516,185
Other	3-7	149,484	239,533

Total property, plant and equipment		12,118,311	18,033,836
Less- accumulated depreciation and amortization		(5,292,395)	(7,311,297)

Total property, plant and equipment, net		$6,825,916	$10,722,539

Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use.  The Company capitalized $0, $0 and $200,000 in interest costs in fiscal years 2009, 2008 and 2007, respectively.  Amortization expense of software placed in service was approximately $931,000, $906,000 and $619,000 for the years ended October 31, 2009, 2008 and 2007, respectively.  The estimated amortization expense of the software currently placed in service is approximately $545,000 annually for fiscal years ended October 31, 2010, 2011, 2012, 2013 and 2014.

5.  ACCRUED LIABILITIES:

Current accrued liabilities consist of the following at October 31:

	2009	2008

Vacation	$792,958	$890,986
Commissions	789,184	747,668
Contingent payment	85,916	906,298
Bonuses	283,467	517,057
Sales taxes	71,072	314,000
Payroll	187,066	141,147
Interest	8,308	9,928
Other	1,226,425	1,066,641
Total current accrued liabilities	$3,444,396	$4,593,725

F-12

6.  UNEARNED SERVICES REVENUE:

Unearned services revenue consists of the following at October 31:

	2009	2008

Service contracts	$2,465,485	$1,939,247
Warranty service	1,158,102	797,541
Customer deposits	1,529,260	458,754
Other	41,754	41,754
Total current unearned services revenue	5,194,601	3,237,296
Noncurrent unearned services revenue	36,691	56,393
Total unearned services revenue	$5,231,292	$3,293,689

7.  INCOME TAXES:

The income tax provision for the years ended October 31, 2009, 2008, and 2007, consists of the following:

	2009	2008	2007

Current provision — Federal	$—	$28,034	$31,941
Current provision — State	80,000	23,161	17,886
Deferred (benefit) provision	(6,726,000)	1,272,805	891,173
Total (benefit) provision	$(6,646,000)	$1,324,000	$941,000

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	Year Ended October 31,
	2009	2008	2007

Statutory rate	34%	34%	34%
State income taxes, net of Federal benefit	5%	5%	6%
Effective rate	39%	39%	40%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31 are presented below:

	2009	2008
Deferred tax assets:
Net operating loss carry forward	$1,183,015	$1,158,195
Currently nondeductible reserves	569,871	353,000
Accrued liabilities	566,305	172,258
Prepaid service contracts	40,651	43,547
Stock based compensation expense	255,816	144,525
Other	51,302	29,488
Total deferred tax asset	2,666,960	1,901,013

Deferred tax liabilities:
Intangible assets	68,483	5,051,498
Depreciation	701,034	1,788,933
Tax income to be recognized on sales-type lease contracts	21,876	17,348
Total deferred tax liability	791,393	6,857,779
Net deferred tax asset (liability)	$1,875,567	$(4,956,766)

	2009	2008
Net deferred tax asset (liability) as presented on the balance sheet:
Current deferred tax asset	$1,136,351	$588,926
Noncurrent deferred tax asset (liability)	739,216	(5,545,692)
Net deferred tax asset (liability)	$1,875,567	$(4,956,766)

The tax effect of impairment charges recognized in fiscal year 2009 resulted in a decrease in noncurrent deferred tax liabilities of approximately $7.0 million.  For tax purposes the Company is amortizing its goodwill balances over a statutory life of 15 years.  The combination of these tax deductions and lower levels of taxable income generated from operations in recent years has created net operating losses that are reflected in the Company’s balance sheet as deferred tax assets.  Management believes that future operating income will be sufficient to realize these loss carry forwards and that no valuation allowance is required.

The Company has net operating losses of approximately $3.6 million which begin expiring in 2025.

8.  CREDIT AGREEMENTS:

At October 31, 2009 the Company’s credit facility consisted of a term loan agreement with a commercial bank including a mortgage agreement and a $7.5 million revolving credit agreement to finance growth in working capital.  The revolving line of credit was collateralized by trade accounts receivable and inventories.  At October 31, 2009 the Company did not have an outstanding balance on the revolving line of credit and had approximately $2.524 million outstanding at October 31, 2008.  Long-term debt consisted of the following at October 31:

	2009	2008

Real estate term note, payable with a fixed payment of $1,183,475 due November 30, 2009, collateralized by a first mortgage on the Company’s building	$1,183,475	$1,354,565

Less-current maturities	1,183,475	1,354,565

Total long-term debt, less current maturities	$—	$—

Maturities of long-term debt for each of the years ended October 31, are as follows:

2010	$1,183,475

At October 31, 2009 the Company was paying 6.24% on the revolving line of credit borrowings and the mortgage note.

In November 2009, the Company entered into a one year loan agreement with a new financial institution, replacing the previous credit facility which was scheduled to mature on November 30, 2009.  The new loan agreement consists of an $8.5 million revolving credit agreement collateralized by trade accounts receivable, inventories, and real estate.  Advance rates are defined in the agreement, but are generally at the rate of 75% on qualified trade accounts receivable and 50% of qualified inventories and real estate.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to annual earnings before interest, taxes, depreciation and amortization, limitations on cash dividends, and debt service coverage requirements.  Interest on the new loan agreement accrues at the greater of either a) the London Interbank Offered Rate (“LIBOR”) (0.24% at October 31, 2009) plus 3.00% or b) 4.5%.

9.  STOCK-BASED INCENTIVE AWARDS:

In fiscal 2004 the Company’s stockholders approved the “2004 Omnibus Stock Incentive Plan” (“2004 Plan”) for officers, directors and employees.  The 2004 Plan authorizes the grant of up to 600,000 shares of common stock and includes an evergreen feature so that such number will automatically increase on November 1 of each year during the term of the 2004 Plan by three percent of the total number of outstanding shares of common stock outstanding on the previous October 31.  Awards available for issuance under the 2004 Plan include nonqualified and incentive stock options, restricted stock, and other stock-based incentive awards such as stock appreciation rights or phantom stock.  The evergreen feature does not apply to incentive stock options.  The 2004 Plan is administered by the Compensation Committee of the Board of Directors.

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

During the fourth quarter of fiscal 2009, the Company made a tender offer to holders of certain underwater options which had an exercise price greater than $2.95, but not higher than $4.14, in exchange for a new option with an exercise price of $2.54, a term of 6 years, and a vesting schedule of 50% after one year of service and 25% after two and three years of service, respectively.  The exchange ratio, the number of old options surrendered for each new option, was calculated based on the fair values of the options surrendered and issued under a value-for-value exchange.  No additional compensation expense was recognized as a result of the option exchange.  Under the program 292,100 options were surrendered out of a total eligible number of 386,800 options in exchange for 198,999 new options with terms outlined above.

The following table summarizes information concerning options outstanding under the 2004, 2000 and 1988 Plans including the related transactions for the fiscal years ended October 31, 2007, 2008, and 2009:

	Number	Weighted Average Exercise Price	Weighted Average Fair Value of Options Granted

Balance, October 31, 2006	635,268	$6.80
Granted	100,000	$3.24	$2.29
Exercised	—	—
Forfeited	(76,900)	$4.79
Balance, October 31, 2007	658,368	$6.50
Granted	80,000	$4.08	$2.45
Exercised	(22,664)	$3.98
Forfeited	(52,604)	$6.43
Balance, October 31, 2008	663,100	$6.41
Granted	120,000	$1.76	$1.10
Issued under Option Exchange	198,999	$2.54	$1.18
Forfeited	(12,900)	$4.59
Cancelled in Option Exchange	(292,100)	$3.44
Balance, October 31, 2009	677,099	$5.81

Exercisable at October 31, 2009	338,100	$9.28
Exercisable at October 31, 2008	335,600	$9.53
Exercisable at October 31, 2007	398,768	$8.74

The 338,100 options outstanding and exercisable at October 31, 2009 under the 2004 Plan and the 2000 Plan had no intrinsic value.  The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option.  Exercise prices for options outstanding at October 31, 2009, ranged from $1.59 to $18.13.  The weighted-average fair value of options vested in fiscal 2009 and 2008 was $1.86 and $2.24 per share, respectively.  No shares vested in fiscal 2007.

The Company has also granted options outside the 1988 Plan, 2000 Plan, and 2004 Plan to certain officers and directors typically as an inducement to accept employment or a seat on the Board.  These options generally expire ten years from the date of grant and are exercisable over the period stated in each option.  The following table summarizes information concerning options outstanding under various Officer and Director Plans (“O&D Plans”) including the related transactions for the fiscal years ended October 31, 2007, 2008, and 2009:

	Number	Weighted Average Exercise Price

Balance, October 31, 2007, 2008	630,000	$6.48
Forfeited	(180,000)	$5.81
Balance, October 31, 2009	450,000	$6.75

Exercisable at October 31, 2009	450,000	$6.75
Exercisable at October 31, 2008	630,000	$6.48
Exercisable at October 31, 2007	630,000	$6.48

The 450,000 options outstanding and exercisable at October 31, 2009 under the O&D Plans had no intrinsic value.  Exercise prices for options outstanding at October 31, 2009, ranged from $5.82 to $15.53.  All the shares issued under the O&D Plans were vested prior to fiscal 2007.

The following is a summary of all stock options outstanding as of October 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at October 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number Exercisable at October 31, 2009	Weighted Average Exercise Price
$1.59	10,000	$1.59	9.47	—	—
$1.77	110,000	$1.77	5.63	—	—
$2.54	198,999	$2.54	5.96	—	—
$2.95-3.25	95,000	$3.03	2.68	95,000	$3.03
$3.63	95,600	$3.63	2.20	95,600	$3.63
$4.30	10,000	$4.30	4.26	—	—
$5.81	400,000	$5.81	1.25	400,000	$5.81
$9.05-11.64	31,650	$9.88	0.92	31,650	$9.88
$15.53	40,000	$15.53	3.33	40,000	$15.53
$18.13	125,850	$18.13	0.46	125,850	$18.13

Restricted Stock

Shares of restricted stock have been granted out of the 2004 Plan to certain key employees and executives to provide long-term incentive compensation opportunities.  The restricted shares vest in equal portions over three years.  The fair value of our restricted shares is determined based on the closing price of our stock on the date of grant and is recognized straight line over the vesting period.  Restricted shares issued to key employees were 14,500 and 16,905 in fiscal years 2009 and 2008, respectively.  In late fiscal 2008, the Compensation Committee of the Board of Directors established equity ownership targets for senior executives and designated a portion of any annual bonuses to be paid in shares restricted stock if the executive has not met his targets.  Restricted shares issued in fiscal 2009 to executives in lieu of cash bonuses were 24,416.

A summary of restricted stock activity under the 2004 Plan is as follows:

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Balance, October 31, 2007	—
Granted	16,905	$4.03	$28,739
Balance, October 31, 2008	16,905	$4.03
Granted	38,916	$1.75	$97,290
Balance, October 31, 2009	55,821	$2.44

Vested at October 31, 2009	5,635	$4.03	$14,088
Vested at October 31, 2008	—

At October 31, 2009 there was $73,249 of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted-average period of 1.8 years.

10.  EARNINGS PER SHARE:

All basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period.  A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	For the Year Ended October 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss	$(10,316,545)	10,223,626	$(1.01)
Dilutive effect of stock options		—

Diluted EPS
Net loss	$(10,316,545)	10,223,626	$(1.01)

	For the Year Ended October 31, 2008
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$2,056,434	10,249,671	$0.20
Dilutive effect of stock options		—

Diluted EPS
Net income	$2,056,434	10,249,671	$0.20

	For the Year Ended October 31, 2007
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$1,432,420	10,214,741	$0.14
Dilutive effect of stock options		—

Diluted EPS
Net income	$1,432,420	10,214,741	$0.14

For the years ended October 31, 2009, 2008, and 2007, respectively, stock options for 1,333,880 shares at an average exercise price of $6.16, 1,016,940 shares at an average exercise price of $7.33, and 1,111,441 shares at an average exercise price of $7.16, were excluded from the calculation of earnings per share because they were antidilutive.

11.   FINANCING RECEIVABLES:

A small portion of the Company’s systems sales are made under sales-type lease agreements with the end-users of the equipment.  These receivables are secured by the cash flows under the leases and the equipment installed at the customers’ premises.

12.  MAJOR CUSTOMERS, SUPPLIERS AND CONCENTRATIONS OF CREDIT RISK:

Marriott International, Host Marriott, and other affiliated companies (“Marriott”) represent a single customer relationship for our Company and are a major customer.  Revenues earned from Marriott represented 10%, 8%, and 11% of our total revenues in fiscal 2009, 2008 and 2007, respectively.  Miami-Dade County Public School systems (“M-DCPS”) is a major customer and revenues earned from M-DCPS represented 5%, 16%, and 5% of our total revenues in fiscal years 2009, 2008, and 2007, respectively.

The Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions, which in turn may impact the Company’s overall credit risk.  However, the Company sells to a wide variety of customers and, except for its hospitality customers, does not focus its sales and marketing efforts on any particular industry.  Management considers the Company’s credit risk to be satisfactorily diversified and believes that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 2009.

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

13.  EMPLOYMENT AGREEMENTS:

The Company has two incentive compensation plans: one for sales professionals and sales management and the Employee Bonus Plan (“EBP”) for all other employees.  The bonus plan for sales personnel is based on either gross profit generated or a percentage of their “contribution”, defined as the gross profit generated less their direct and allocated sales expenses.  The Company paid $366,397, $474,634 and $422,930 during 2009, 2008 and 2007, respectively, under the sales professionals’ bonus plan.  The Employee Bonus Plan (“EBP”) provides an annual incentive compensation opportunity for senior executives and other employees designated by senior executives and the Board of Directors as key employees.  The purpose of the EBP is to provide an incentive for senior executives and to reward key employees for leadership and excellent performance.  In fiscal 2009, 2008 and 2007, the Company accrued bonuses of approximately $151,000, $418,000 and $350,000, respectively.

14.  CONTINGENCIES:

In addition to potential losses related to Nortel’s pre-petition receivables, the Company may be subject to preference payment claims asserted by Nortel.   It is routine in bankruptcy proceedings for the debtor in possession or bankruptcy trustee to assert a statutory “preference claim” to seek to recover payments made by the bankrupt entity to creditors during the 90-day period immediately preceding the filing of the bankruptcy petition.  This period is known as the “preference period.”  Although the debtor is entitled to make a claim based solely upon when the payments were made, the payments are not recoverable if they were made in the debtor’s ordinary course of dealings with the creditor.  Nortel has filed a schedule showing approximately $1.6 million in payments made to the Company during the preference period, but to date has not asserted a preference claim against the Company.  The Company has good defenses to any such potential claim against it, including that the subject payments were made in the ordinary course of the Company’s business dealings with Nortel.  If a preference claim is brought, these defenses must be argued as to each individual invoice for which the Company received payment during the preference period.  In light of the fact that a claim has not been asserted and the Company has not fully evaluated its potential defenses as against each individual invoice, the Company is unable at this time to determine the extent, if any, of any material loss that might occur if a claim to recover preference payments was asserted.  Therefore, no provision for loss has been made beyond the amount discussed above related to unpaid invoices at the time of the bankruptcy filing.

Operating Lease Commitments

Future minimum commitments under non-cancelable operating leases for office space and equipment are approximately $483,000, $202,000 $117,000, $47,000 and $3,000 in fiscal years 2010 through 2014, respectively.

Capital Lease Commitments

During 2008 the Company leased software licenses under an agreement that is classified as a capital lease. The book value of the licenses is included in the balance sheet as property, plant, and equipment and was $253,622 at October 31, 2009.  Accumulated amortization of the licenses at October 31, 2009 was $202,898.  Amortization of assets under the capital lease is included in depreciation expense.  The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of October 31, 2009, are as follows:

Capital Lease Payments

2010	$161,435
2011	107,624
Total minimum lease payments	269,059
Less- imputed interest	8,911
Present value of minimum payments	260,148
Less-current maturities of capital lease obligation	154,072
Long-term capital lease obligation	$106,076

15.  RETIREMENT PLAN:

The Company has a 401(k) retirement plan (“Plan”).  In addition to employee contributions, the Company made discretionary matching and profit sharing contributions to the Plan based on percentages set by the Board of Directors.  The company’s discretionary matching contributions were suspended as part of a cost reduction plan that was executed in the third fiscal quarter.  Contributions made by the Company to the Plan were approximately $521,000, $712,000 and $621,000 for the years ended October 31, 2009, 2008, and 2007, respectively.

16.  SUBSEQUENT EVENTS:

In connection with preparation of the Consolidated Financial Statements for fiscal year ended October 31, 2009, the Company has evaluated subsequent events for potential recognition and disclosures through January 5, 2010, the date of financial statement issuance.

On November 6, 2009, the Company entered into loan agreement with a new banking institution, replacing the previous credit facility which was scheduled to mature on November 30, 2009.  The new credit facility is more fully described in Note 8 above.

On November 10, 2009, the Company was named as an additional defendant in a lawsuit originally filed on March 16, 2009 by Pangaia Partners against two of Pangaia’s former employees who subsequently went to work for the Company.  The lawsuit was filed in Superior Court of New Jersey Law Division, Bergen County.  Pangaia’s claims against the Company are made in relation to a Nortel account to which the employee defendants were assigned when they worked for Pangaia and which they now service as employees of the Company.  Pangaia’s claims against the Company and the individual defendants include unfair competition, tortuous interference with prospective economic advantage, tortuous interference with contract, misappropriation of trade secrets, conversion and unjust enrichment.  In its original claim against its former employees, Pangaia sought but was denied a preliminary injunction to enforce non-competition agreements.  Pangaia now seeks monetary damages against all defendants, but has not alleged a specific dollar amount.  A preliminary investigation indicates the claims are without merit and the Company expects to mount a vigorous defense.