Form 10-Q
period 2010-01-31
XETA TECHNOLOGIES INC
filed 2010-03-01
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of February 20, 2010 there were 10,298,302 shares of the registrant’s common stock, par value $0.001, outstanding.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	January 31, 2010	October 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$5,409,390	$4,731,926
Current portion of net investment in sales-type leases and other receivables	533,290	470,025
Trade accounts receivable, net	13,647,965	13,832,452
Inventories, net	4,918,901	5,036,198
Deferred tax asset	1,169,711	1,136,351
Prepaid taxes	45,079	39,784
Prepaid expenses and other assets	2,397,220	2,057,514
Total current assets	28,121,556	27,304,250

Noncurrent assets:
Goodwill	12,018,081	12,031,975
Intangible assets, net	514,175	570,740
Net investment in sales-type leases and other receivables, less current portion above	349,210	335,413
Property, plant & equipment, net	6,616,018	6,825,916
Deferred tax asset	310,749	739,216
Total noncurrent assets	19,808,233	20,503,260

Total assets	$47,929,789	$47,807,510

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$1,183,475
Accounts payable	6,091,355	5,785,225
Current portion of obligations under capital lease	155,569	154,072
Current unearned services revenue	5,060,093	5,194,601
Accrued liabilities	3,888,975	3,444,396
Total current liabilities	15,195,992	15,761,769

Noncurrent liabilities:
Accrued long-term liability	144,100	144,100
Long-term portion of obligations under capital lease	66,618	106,076
Noncurrent unearned services revenue	53,289	36,691
Total noncurrent liabilities	264,007	286,867

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,256,193 issued at January 31, 2010 and October 31, 2009	11,255	11,255
Paid-in capital	13,704,028	13,704,460
Retained earnings	20,855,957	20,223,169
Less treasury stock, at cost (957,891 shares at January 31, 2010 and 993,763 shares at October 31, 2009)	(2,101,450)	(2,180,010)
Total shareholders’ equity	32,469,790	31,758,874
Total liabilities and shareholders’ equity	$47,929,789	$47,807,510

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months
	Ended January 31,
	2010	2009

Systems sales	$10,867,058	$8,585,753
Services	12,116,857	9,993,233
Other revenues	60,228	1,039
Net sales and services revenues	23,044,143	18,580,025

Cost of systems sales	8,076,587	6,342,365
Services costs	8,231,080	6,983,739
Cost of other revenues & corporate COGS	397,635	447,770
Total cost of sales and services	16,705,302	13,773,874

Gross profit	6,338,841	4,806,151

Operating expenses
Selling, general and administrative	5,125,283	4,456,109
Amortization	186,855	322,251
Total operating expenses	5,312,138	4,778,360

Income from operations	1,026,703	27,791

Interest expense	(6,170)	(29,903)
Interest and other income	21,255	11,380
Net interest and other income (expense)	15,085	(18,523)

Income before provision for income taxes	1,041,788	9,268
Provision for income taxes	409,000	7,000

Net income	$632,788	$2,268

Earnings per share
Basic	$0.06	$0.00

Diluted	$0.06	$0.00

Weighted average shares outstanding	10,237,405	10,222,494

Weighted average equivalent shares	10,277,361	10,222,494

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance- October 31, 2009	11,256,193	$11,255	993,763	$(2,180,010)	$13,704,460	$20,223,169	$31,758,874

Issuance of restricted common stock from treasury	—	—	(35,872)	78,560	(78,560)	—	—
Stock-based compensation	—	—	—	—	78,128	—	78,128

Net income	—	—	—	—	—	632,788	632,788

Balance- January 31, 2010	11,256,193	$11,255	957,891	$(2,101,450)	$13,704,028	$20,855,957	$32,469,790

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months
	Ended January 31,
	2010	2009
Cash flows from operating activities:
Net income	$632,788	$2,268

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	285,801	224,947
Amortization	186,855	322,251
Stock-based compensation	74,060	70,365
Loss on sale of assets	—	3,764
Provision for returns & doubtful accounts receivable	15,000	365,000
Provision for excess and obsolete inventory	25,500	25,500
Deferred taxes	409,001	(28,306)
Change in assets and liabilities:
Increase in net investment in sales-type leases & other receivables	(77,062)	(145,586)
Decrease in trade accounts receivable	68,599	1,593,819
Decrease (increase) in inventories	191,797	(882,926)
Increase in prepaid expenses and other assets	(339,706)	(73,282)
(Increase) decrease in prepaid taxes	(5,295)	24,140
Increase (decrease) in accounts payable	306,130	(1,297,187)
(Decrease) increase in unearned revenue	(17,022)	400,226
Increase (decrease) in accrued liabilities	348,647	(80,309)
Total adjustments	1,472,305	522,416

Net cash provided by operating activities	2,105,093	524,684

Cash flows from investing activities:
Additions to property, plant & equipment	(206,193)	(218,552)
Proceeds from sale of assets	—	5,064
Investment in capitalized service contracts	—	(750,000)
Net cash used in investing activities	(206,193)	(963,488)

Cash flows from financing activities:
Principal payments on debt	(1,183,475)	(42,773)
Net payments on revolving line of credit	—	655,977
Payments on capital lease obligations	(37,961)	(36,521)
Payments to acquire treasury stock	—	(48,093)
Net cash (used in) provided by financing activities	(1,221,436)	528,590

Net increase in cash and cash equivalents	677,464	89,786

Cash and cash equivalents, beginning of period	4,731,926	63,639
Cash and cash equivalents, end of period	$5,409,390	$153,425

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$13,651	$30,149
Cash paid during the period for income taxes	$5,295	$12,860

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

January 31, 2010

(Unaudited)

1.  BASIS OF PRESENTATION:

XETA Technologies, Inc. (“XETA”, the “Company”, “we”, “us”, or “our”), an Oklahoma corporation formed in 1981, is a leading integrator of advanced communications technologies with nationwide sales and service.  XETA provides sales, design, project management, implementation, and maintenance services in support of the products it represents.  The Company sells and/or supports products produced by several manufacturers including Avaya, Inc. (“Avaya”), Nortel Networks Corporation (“Nortel”), Mitel Corporation (“Mitel”), and Samsung Business Communications Systems (“Samsung”).  In addition, the Company manufactures and markets a line of proprietary call accounting systems to the hospitality industry.

The Company prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures are reasonably adequate to ensure the information is not misleading.  Management suggests that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto made a part of the Company’s Annual Report on Form 10-K.  The Company filed the 10-K as Commission File No. 0-16231, with the Commission on January 8, 2010.  Management believes that the financial statements contain the necessary adjustments for a fair statement of the results for the interim periods presented.  All adjustments were of a normal recurring nature.  The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.

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

The following is a tabulation of business segment information for the three months ended January 31, 2010 and 2009:

	Services Revenues	Commercial Systems Sales	Hospitality Systems Sales	Other Revenue	Total
2010
Sales	$12,116,857	$10,038,581	$828,477	$60,228	$23,044,143
Cost of sales	(8,231,080)	(7,540,985)	(535,602)	(397,635)	(16,705,302)
Gross profit	$3,885,777	$2,497,596	$292,875	$(337,407)	$6,338,841

2009
Sales	$9,993,233	$6,296,705	$2,289,048	$1,039	$18,580,025
Cost of sales	(6,983,739)	(4,801,767)	(1,540,598)	(447,770)	(13,773,874)
Gross profit	$3,009,494	$1,494,938	$748,450	$(446,731)	$4,806,151

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

	2010	2009
Three months ended January 31,	$74,060	$70,365

Use of Estimates

The preparation of the financial statements conforms to the accounting principles generally accepted in the U.S., and requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities: disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates.

New Accounting Pronouncements

In November 2009 the Company adopted ASC 810, “Consolidation”.  ASC 810 changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity.   The Company does not have any minority interests; therefore the adoption of this statement did not have an impact on the Company’s consolidated financial statements.

In November 2009 the Company adopted ASC 805, “Business Combinations”.  Under ASC 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The Company will apply the guidance prospectively to business combinations.

In November 2009 the Company adopted ASC 350 “Intangibles — Goodwill and Other”.  The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets.  The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset under the accounting standards and the period of the expected cash flows used to measure the fair value of the asset.  The Company will apply the guidance prospectively to intangible assets acquired after adoption.

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

2.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following:

	January 31, 2010	(Audited) October 31, 2009

Trade accounts receivables	$14,198,928	$14,393,681
Less- reserve for doubtful accounts	(550,963)	(561,229)
Net trade accounts receivables	$13,647,965	$13,832,452

On January 14, 2009, Nortel Networks Corporation filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware.  Subsequent to the filing the administrators of the bankruptcy adopted a business disposal strategy.  Under the strategy, the administrators segmented Nortel into three primary business units: Virtual Service Switches, CDMA businesses and Enterprise Solutions. We conduct all of our Nortel business through the Enterprise Solutions unit.

On December 18, 2009, Avaya completed the purchase of Nortel’s Enterprise Solutions business unit.  Nortel is one of our major suppliers and is an important customer.  In addition, its product line represents a significant portion of our business.  At the time of filing this Form 10-Q, our post-petition relationship with Nortel continues uninterrupted.  However, management recognizes the potential impact of Nortel’s filing on the Company’s financial performance.  Nortel owes XETA approximately $700,000 in pre-petition accounts receivable.  On July 17, 2009 the bankruptcy court granted our request for offset of $116,000 in charges we owed Nortel at the time of the filing.  In fiscal year 2009, we recorded $350,000 as a reserve against possible Nortel bad debts.  Nortel has until July 13, 2010 to file its reorganization plan; however, this date is subject to further extension.  Until the administrators file Nortel’s reorganization plan our ability to assess the probability of recovering pre-petition amounts due is limited.

The Company is carefully following developments associated with the bankruptcy case and will assert its legal rights and defenses as appropriate.

3.  INVENTORIES:

Inventories are stated at the lower of average cost or market and consist of the following:

	January 31, 2010	(Audited) October 31, 2009

Finished goods and spare parts	$5,881,709	$5,977,703
Less- reserve for excess and obsolete inventories	(962,808)	(941,505)
Total inventories, net	$4,918,901	$5,036,198

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	Estimated Useful Lives	January 31, 2010	(Audited) October 31, 2009

Building and building improvements	3-20	$3,292,623	$3,253,693
Data processing and computer field equipment	2-7	3,396,173	3,248,126
Software development costs, work-in-process	N/A	197,934	197,097
Software development costs of components placed into service	3-10	2,708,930	2,697,806
Hardware	3-5	643,635	643,635
Land	—	611,582	611,582
Office furniture	5-7	790,547	779,588
Auto	5	537,300	537,300
Other	3-7	145,779	149,484

Total property, plant and equipment		12,324,503	12,118,311
Less- accumulated depreciation and amortization		(5,708,485)	(5,292,395)

Total property, plant and equipment, net		$6,616,018	$6,825,916

5.  INCOME TAXES:

The tax provision reflects the effective Federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.  Generally, we expect our tax provision rate to be approximately 40%.

6.  CREDIT AGREEMENTS:

In November 2009, the Company entered into a one-year loan agreement with a new financial institution. This agreement replaced our previous credit facility, which was scheduled to mature on November 30, 2009.  The loan agreement consists of an $8.5 million revolving credit facility collateralized by trade accounts receivable, inventories, and real estate.

At January 31, 2010, the Company did not have an outstanding balance on the revolving line of credit.  The Company had approximately $8.5 million available under the revolving line of credit at January 31, 2010.  The advance rates are defined in the agreement, but are generally at the rate of 75% on qualified trade accounts receivable and 50% of qualified inventories and real estate.  Long term debt consisted of the following:

	January 31, 2010	(Audited) October 31, 2009

Term note, payable with a fixed payment of $1,183,475 due November 30, 2009, collateralized by a first mortgage on the Company’s building	$—	$1,183,475

Less-current maturities	—	1,183,475

Total long-term debt, less current maturities	$—	$0-

Interest on all outstanding debt under the credit facility accrues at the greater of either the London Interbank Offered Rate (“LIBOR”) (0.229% at January 31, 2010) plus 3.0% or 4.5%.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to annual earnings before interest, taxes, depreciation and amortization, limitations on cash dividends, and debt service coverage requirements.

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

	For the Three Months Ended January 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$632,788	10,237,405	$0.06
Dilutive effect of stock options		39,956

Diluted EPS
Net income	$632,788	10,277,361	$0.06

	For the Three Months Ended January 31, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$2,268	10,222,494	$0.00
Dilutive effect of stock options		—

Diluted EPS
Net income	$2,268	10,222,494	$0.00

Options to purchase 993,438 shares of common stock at an average exercise price of $6.63 and 1,288,300 shares of common stock at an average exercise price of $6.43 were not included in the computation of diluted earnings per share for the three months ended January 31, 2010 and 2009, respectively, because inclusion of these options would be antidilutive.

8.  CONTINGENCIES:

In addition to potential losses related to Nortel’s pre-petition receivables, the Company may be subject to preference payment claims asserted by Nortel.  It is routine in bankruptcy proceedings for the debtor in possession or bankruptcy trustee to assert a statutory “preference claim” to seek to recover payments made by the bankrupt entity to creditors during the 90-day period immediately preceding the filing of the bankruptcy petition.  This period is known as the “preference period”.  Although the debtor is entitled to make a claim based solely upon when the payments were made, the payments are not recoverable if they were made in the debtor’s ordinary course of dealings with the creditor.  Nortel has filed a schedule showing approximately $1.6 million in payments made to the Company during the preference period.  To date Nortel has not asserted a preference claim against the Company.  However, if a preference claim is brought, the Company believes it has good defenses to any such potential claim against it, including that the subject payments were made in the ordinary course of the Company’s business dealings with Nortel.  These defenses must be argued on each individual Company invoice paid during the preference period.  The Company has not completed its evaluation of its potential defenses against each individual invoice. As such the Company is unable at this time to determine the extent, if any, of any material loss that might occur if a claim to recover preference payments is asserted.  Therefore, no provision for loss has been made beyond the amount discussed above related to unpaid invoices at the time of the bankruptcy filing.

9.  CAPITAL LEASES:

During 2008 the Company leased software licenses under an agreement that is classified as a capital lease. The book value of the licenses is included in the balance sheet as property, plant and equipment and was $215,579 at January 31, 2010.  Accumulated amortization of the leased licenses at January 31, 2010 was $240,941.  Amortization under the capital lease is included in depreciation expense.  The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of January 31, 2010, are as follows:

Capital Lease Payments

2010	$161,435
2011	67,265
Total minimum lease payments	228,700
Less- imputed interest	6,513
Present value of minimum payments	222,187
Less-current maturities of capital lease obligation	155,569
Long-term capital lease obligation	$66,618

10.  SUBSEQUENT EVENTS:

The Company is not aware of any significant events that occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

This report contains forward-looking statements relating to future events and our future performance and results.  Many of these statements appear in the discussions under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All statements other than those that are purely historical may be forward-looking statements.  Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “may”, “plans,” “believes,” “intends,” “projects,” “estimates,” and similar words or expressions. Forward-looking statements are not guarantees of performance, but rather reflect our current expectations, estimates, and forecasts about the industry and markets in which we operate, and our assumptions and beliefs based upon information currently available to us.  These statements are subject to risks and uncertainties which are difficult to predict or which we are unable to control, including but not limited to such factors as the condition of the U.S. economy and its impact on capital spending trends in our markets, the financial condition of our suppliers and changes by them in their distribution strategies and support, Nortel’s bankruptcy proceedings, unpredictable revenue levels from quarter to quarter, inconsistent gross profit margins, continuing acceptance and success of the Mitel product and services offering, availability of credit to finance growth, intense competition and industry consolidation, dependence upon a few large wholesale customers in our Managed Services offering, the availability and retention of revenue professionals and certified technicians.  These and other risks and uncertainties are discussed under the heading “Risk Factors” under Part I of the Company’s Form 10-K for the fiscal year ended October 31, 2009 (filed with the Commission on January 8, 2010) and in updates to such risk factors set forth in Item 1A of Part II of this quarterly report.  As a result of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements.  Consequently, investors are cautioned to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

Overview

Strategy.

In advance of fiscal 2010, senior management conducted its periodic review of the strategic direction of the Company.  This review resulted in a threefold refinement of the strategic focus and direction of the organization.  First, the Company will continue to emphasize aggressive growth in our managed services business.  Second, the Company will use its unique position to search out and pursue organic and acquisitive growth opportunities resulting from Avaya’s acquisition of Nortel’s enterprise business.  Finally the Company will advance a longer-term business initiative focused on the sales, design, development and support of collaborative technologies and advanced applications.

Management believes these refinements of our longstanding strategies are necessary to fully realize the benefits of our investments in high value talent and competencies, the market realignment resulting from Avaya’s acquisition of Nortel and in anticipation of growth in demand for advanced applications and collaborative technologies.

The market appears to be in the early stages of recovery from the economic downturn that affected our business throughout fiscal 2009.  Market indicators, while tepid, point to market growth in 2010.  After successfully weathering 2009 by focusing on cost control, operating efficiencies and a strengthening of our balance sheet, management is optimistic that our refined strategic direction will capitalize on opportunities resulting from a recovering economy.

Operating Summary.

In the first quarter of fiscal 2010, we recorded a net income of $633,000 on revenues of $23.0 million compared to net income of $2,000 on revenues of $18.6 million in the first quarter of last year.  These results primarily reflect an increase in demand for commercial systems.  We discuss this and other contributing factors in more detail under “Results of Operations” below.

Financial Position Summary.

Since October 31, 2009, we have generated positive cash flows from operations of $2.1 million and we primarily used these cash flows to reduce borrowings.  We have improved our working capital approximately 12%.  We discuss these and other financial items in more detail under “Financial Condition” below.

The following discussion presents additional information regarding our financial condition and results of operations for the three month period ended January 31, 2010 and 2009 and should be considered in conjunction with our above comments as well as the “Risk Factors” section below.

Financial Condition

During the first fiscal quarter of 2010 our working capital increased by 12% to $12.9 million.  We generated $2.1 million in cash flows from operations.  These cash flows included earnings and non-cash charges of $1.2 million; a decrease in accounts receivable of $69,000; a decrease in inventory of $192,000; a decrease in deferred taxes of $409,000; an increase in accounts payable of $306,000; and an increase in accrued liabilities of $349,000.  These increases were partially offset by a decrease in unearned revenue of $17,000; and other changes in working capital items, which netted a decrease in cash of $422,000.  Non-cash charges included amortization of $187,000; depreciation of $286,000; provisions for doubtful accounts receivable and obsolete inventories of $41,000; and stock-based compensation of $74,000.

We used these positive cash flows to make the final scheduled payment on the mortgage of $1.2 million; acquire capital assets of $206,000; and fund other financing and investing activities of $38,000.  The acquisition of capital assets was part of normal replacement of Information Technology infrastructure and headquarters facility improvements.

At January 31, 2010, there was no outstanding balance on our working capital revolver.  In accordance with the collateral base defined in the credit facility, $8.5 million was available for borrowing on the $8.5 million facility at the end of the quarter.  Our cash balance at the end of the quarter was $5.4 million.  Management believes our cash balances and available borrowing capacity are sufficient to support our expected operating requirements.  The working capital revolver is scheduled to mature on November 5, 2010.  We expect to renew this instrument for a 12-month period prior to the expiration.  It is possible that the renewal could result in higher borrowing costs and/or reduced availability for unsecured borrowings.  In addition to the available capacity under our working capital line of credit, we believe we have access to a variety of capital sources such as private placements of subordinated debt, and public or private sales of equity to finance investments beyond our current operating needs.

Results of Operations

In the first quarter of fiscal 2010, revenues were $23.0 million compared to $18.6 million in the first quarter 2009.  Our net income in the first quarter of fiscal 2010 was $633,000 compared to net income of $2,000 compared to the same quarter a year ago.  These results primarily reflect increased sales of commercial systems and services revenues.  The narrative below provides further explanation of these results.

Systems Sales.

In the first quarter of fiscal 2010, systems sales increased approximately $2.3 million or 27% compared to the same period last year.  This increase includes a $3.7 million or 59% increase in sales of systems to commercial customers partially offset by a $1.5 million or 64% decrease in sales of systems to hospitality customers.  The increase in systems sales to commercial customers reflects a combination of some of our customers spending remaining 2009 budgets, improvement in enterprise spending for communications equipment, and the general unpredictable nature of this segment of our business.  As the U.S economy emerges from recession, management believes economic indicators point to improved market conditions in 2010 and our commercial systems sales during the period reflect the improved economic environment.  While we are pleased with our overall results for the first quarter, these results are not necessarily a predictor of our performance for the remainder of the year.  Economic headwinds remain and we expect growth of the U.S. economy in 2010 to be slow and uneven.  While we are cautiously optimistic about 2010, the market is fraught with many complex challenges, whether positive or negative, that will likely impact our systems sales.  Furthermore, as evidenced by the decline in revenues in our hospitality systems sales, some sectors of the economy remain mired in difficult economic circumstances.  The hospitality industry as a whole is experiencing continued weakness in demand, and as a result has limited its expenditures on new communications equipment and solutions.

Services Revenues.

Services revenues consist of the following:

	For the Three Months Ended January 31,
	2010	2009
Maintenance & repair	$8,218,000	$6,980,000
Implementation	3,042,000	2,181,000
Structured cabling	857,000	832,000
Total Services revenues	$12,117,000	$9,993,000

Maintenance and repair revenues increased 18% in the first quarter compared to the same period last year.  This performance reflects a modest increase in revenues in our wholesale services programs and relatively flat T&M service revenues.  We continue to aggressively market our national service footprint and multi-product line technical capabilities to end-users, network service providers, and large integrators of voice and data technologies.  We expect growth in these new programs to positively impact our maintenance & T&M revenues for the foreseeable future.

Implementation revenues increased 39% in the first fiscal quarter compared to the same period last year.  This increase is primarily driven by the increase in systems sales as well as an increase in revenues from our Professional Services Organization (“PSO”).  We attribute this to increasing demand for more complex communications systems requiring significant fee-generating design and engineering services.  In the near term, Implementation revenues will continue to be closely aligned with the sale of new systems.  From a long term perspective, however, as customers displace conventional communications platforms and adopt more complex systems, we anticipate growth in this area of our business through the fee-based utilization of these highly skilled technical resources.

Structured cabling revenues increased 3% in the first fiscal quarter compared to the same period last year.

Gross Margins.

The table below presents the gross margins earned on our primary revenue streams:

	For the Three Months Ended January 31,
Gross Margins	2010	2009
Services revenues	32.1%	30.1%
Systems sales	25.7%	26.1%
Other revenues	19.3%	-7,869.4%
Corporate cost of goods sold	-1.5%	-2.0%
Total	27.5%	25.9%

The improved gross margins earned on Services revenues primarily reflect improved margins earned on implementation and structured cabling activities.  The primary driver for implementation revenues is systems sales.  As a result of strong growth in systems sold, we realized improved utilization of our installation and professional services personnel during the first quarter, significantly improving the margins on these revenues.  These improvements combined with strong gross margins earned on our Cabling revenues in the first quarter pushed our overall gross margins on Services revenues well into our target range of 30-35%.

Gross margins on systems sales in the first quarter are slightly above our target of 23% to 25% for systems revenues.  This success is due to continued focus on costs throughout the supply chain and pricing support received from our manufacturers in the form of project-specific discounts and incentive rebates which are recorded as reductions to cost of goods sold.  These discounts and incentives are material to our gross margins.  Avaya has recently announced significant changes in its pricing structure and incentive programs which are scheduled to take effect on April 19, 2010.  According to Avaya these changes are being made to simplify its pricing structure and eliminate the need to request special discounts and administer complex incentive programs.  Avaya has stated these changes should be neutral to our profit margins; however our initial review of these changes contradicts Avaya’s statements regarding the neutrality of these changes on our profit margins.  We are continuing to evaluate these changes and at this time no assurance can be given that the pricing and incentive program changes eventually implemented by Avaya will not have a material, adverse impact on our operating results.

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

Operating Expenses.

Our total operating expenses increased $534,000 in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009.  Operating expenses were 23.1% of revenues in the first quarter compared to 25.7% in the first quarter last year.  The level of operating expenses as a percentage of revenues are above our targets and reflect a number of factors including increased sales commissions associated with increased gross profit and reduced sales and marketing incentives from vendors during the first quarter.  We consider it tactically appropriate, given our strong cash flows, to support operating expenses above our targets in the near term to take advantage of expected improving economic conditions in subsequent quarters.

Interest Expense and Other Income.

Net interest and other income was $15,000 in the first quarter of fiscal 2010 compared to $19,000 in net other expense in the first quarter of fiscal 2009.  This reflects both lower interest rates and a reduction in debt.

Tax Provision.

The tax provision reflects the effective Federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.  Generally, we expect our tax provision rate to be approximately 40%.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of January 31, 2010 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 1A.  RISK FACTORS.

The information presented below is an update to the “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and should be read in conjunction therewith.  Except as set forth below, the Risk Factors included in the Company’s Form 10-K for its 2009 fiscal year have not materially changed.

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

Nortel filed a voluntary petition for Chapter 11 bankruptcy protection on January 14, 2009.  To date Nortel has not filed its plan of reorganization.  In the meantime the administrators of the bankruptcy have adopted a business disposal strategy, pursuant to which they have sold the Nortel enterprise solution business (“NES”) to Avaya.  All of the foregoing developments pose a variety of risks to our business, as follows:

•                  Uncertainty surrounding Nortel’s bankruptcy has significantly dampened demand for equipment in this product line.  Until Nortel files it plan of reorganization, this uncertainty is likely to continue.  Nortel has until July 13, 2010 to file its plan of reorganization unless such date is further extended by the court.  Although Avaya’s acquisition of NES may help to reduce the uncertainly in the market over the course of fiscal 2010, in the near term we anticipate continued weakness in demand for Nortel equipment.

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

•                  Avaya’s purchase of NES may result in a significant disruption and/or material decline in our revenues and gross profits.  NES is both one of our major suppliers and is an important customer in that NES outsources significant volumes of service calls to us under various managed services programs NES has with end-user customers.  Avaya and NES are large, complex companies with global operations.  They have had very different marketing strategies and both have long, deep cultural traditions.  The integration of these two companies will be challenging and disruptive to the market.  There can be no assurance given that the combination of Avaya and NES will not have near-term and/or long-term material, negative impact on our operating results, financial position, market position, and overall reputation.

Avaya has announced a significant change in their pricing structure and incentive programs, which may affect our operating results.

Avaya has recently announced significant changes in its pricing structure and incentive programs which are scheduled to take effect on varying dates during our fourth fiscal quarter.  As a large business partner of Avaya we receive substantial discounts off of list price and the payments we receive under Avaya’s various incentive programs are material to our operating results.  Avaya may make additional adjustments to the announced changes before that date and/or may delay the implementation of some or all of the changes as it continues to receive feedback from its business partners.  At this time, no assurance can be given that the pricing and incentive program changes eventually implemented by Avaya will not have a material, adverse impact on our operating results.

Avaya’s recently published requirements regarding minimum level service agreements and hardware and software upgrade requirements could have a material, negative impact on our services gross margins.

Avaya has announced new policies, effective July 1, 2010, requiring all customers to contract with Avaya for minimum service levels to have access to Tier IV hardware and software support and also to maintain their hardware and software at no more than two major version levels less than the current release.  We are evaluating the potential impact of these changes to our business which could include a decline in our services gross margins if we are required to purchase Avaya service contracts on behalf our customers, reduced customer satisfaction with the quality of our services due to the lack of access to Avaya’s Tier IV support network, and/or reduced sales of new Avaya systems if customers choose to abandon the product line.  Presently, it is too early to determine with specificity the most likely impact of these changes on our business.  Additionally, these changes are still being refined as Avaya receives feedback from both end users and business partners.  At this time, no assurance can be given that these policy changes if implemented by Avaya will not have a material, adverse impact on our operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(a) None.

(b) None.

(c) Issuer Purchases of Equity Securities

In 2008 the Board of Directors approved a stock repurchase program authorizing the Company to use up to $1.0 million to repurchase its outstanding common stock on the open market.  During the first quarter of fiscal 2010 there was no repurchase activity and the program was withdrawn by the Board of Directors.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  OTHER INFORMATION.

(a)  On December 29, 2009, the Compensation Committee (the “Committee”) approved an annual incentive plan formula for fiscal 2010 which will transition the total bonus pool from its current level of approximately 10% of pre-tax, pre-bonus profits to approximately 11% of after-tax net income as net income approaches and exceeds $5 million.  Under the plan the Committee intends to target 40% of the total annual incentive pool toward the CEO and CFO and to pay 25% to 50% of the award in restricted

Company stock.  The Committee has the discretion to adjust these targets when in its opinion, conditions warrant.

ITEM 5.   EXHIBITS.

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

XETA Technologies, Inc.
(Registrant)

Dated: March 1, 2010	By:	/s/ Greg D. Forrest
Greg D. Forrest
Chief Executive Officer

Dated: March 1, 2010	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.