Form 10-Q
period 2010-04-30
XETA TECHNOLOGIES INC
filed 2010-06-01
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

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

As of May 21, 2010 there were 10,301,308 shares of the registrant’s common stock, par value $0.001, outstanding.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	April 30, 2010	October 31, 2009

ASSETS

Current assets:
Cash and cash equivalents	$5,601,225	$4,731,926
Current portion of net investment in sales-type leases and other receivables	1,005,537	470,025
Trade accounts receivable, net	10,475,209	13,832,452
Inventories, net	4,559,408	5,036,198
Deferred tax asset	1,262,491	1,136,351
Prepaid taxes	86,054	39,784
Prepaid expenses and other assets	2,223,064	2,057,514
Total current assets	25,212,988	27,304,250

Noncurrent assets:
Goodwill	12,004,187	12,031,975
Intangible assets, net	457,610	570,740
Net investment in sales-type leases and other receivables, less current portion above	334,891	335,413
Property, plant & equipment, net	6,708,364	6,825,916
Deferred tax asset	94,864	739,216
Other assets	444	—
Total noncurrent assets	19,600,360	20,503,260

Total assets	$44,813,348	$47,807,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$1,183,475
Accounts payable	4,565,480	5,785,225
Current portion of obligations under capital lease	157,081	154,072
Current unearned services revenue	4,002,529	5,194,601
Accrued liabilities	3,107,108	3,444,396
Total current liabilities	11,832,198	15,761,769

Noncurrent liabilities:
Accrued long-term liability	144,100	144,100
Long-term portion of obligations under capital lease	26,776	106,076
Noncurrent unearned services revenue	51,701	36,691
Total noncurrent liabilities	222,577	286,867

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,256,193 issued at April 30, 2010 and October 31, 2009	11,255	11,255
Paid-in capital	13,773,873	13,704,460
Retained earnings	21,068,312	20,223,169
Less treasury stock, at cost (954,885 shares at April 30, 2010 and 993,763 shares at October 31, 2009)	(2,094,867)	(2,180,010)
Total shareholders’ equity	32,758,573	31,758,874
Total liabilities and shareholders’ equity	$44,813,348	$47,807,510

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Six Months
	Ended April 30,		Ended April 30,
	2010	2009	2010	2009

Systems sales	$5,742,637	$7,789,138	$16,609,695	$16,374,891
Services	11,377,908	9,841,649	23,494,765	19,834,882
Other revenues	77,452	125,816	137,680	126,855
Net sales and services revenues	17,197,997	17,756,603	40,242,140	36,336,628

Cost of systems sales	4,173,003	5,809,523	12,249,590	12,151,888
Services costs	7,782,674	6,768,814	16,013,754	13,752,553
Cost of other revenues & corporate COGS	455,920	435,275	853,555	883,045
Total cost of sales and services	12,411,597	13,013,612	29,116,899	26,787,486

Gross profit	4,786,400	4,742,991	11,125,241	9,549,142

Operating expenses
Selling, general and administrative	4,262,343	4,081,197	9,387,626	8,537,306
Amortization	187,230	335,006	374,085	657,257
Total operating expenses	4,449,573	4,416,203	9,761,711	9,194,563

Income from operations	336,827	326,788	1,363,530	354,579

Interest expense	(4,744)	(28,498)	(10,914)	(58,401)
Interest and other income	17,272	3,998	38,527	15,378
Net interest and other income (expense)	12,528	(24,500)	27,613	(43,023)

Income before provision for income taxes	349,355	302,288	1,391,143	311,556
Provision for income taxes	137,000	119,000	546,000	126,000

Net income	$212,355	$183,288	$845,143	$185,556

Earnings per share
Basic	$0.02	$0.02	$0.08	$0.02

Diluted	$0.02	$0.02	$0.08	$0.02

Weighted average shares outstanding	10,230,851	10,225,395	10,212,244	10,223,944

Weighted average equivalent shares	10,284,564	10,225,411	10,252,895	10,223,973

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance- October 31, 2009	11,256,193	$11,255	993,763	$(2,180,010)	$13,704,460	$20,223,169	$31,758,874

Issuance of restricted common stock from treasury	—	—	(38,878)	85,143	(85,143)	—	—
Stock-based compensation	—	—	—	—	154,556	—	154,556

Net income	—	—	—	—	—	845,143	845,143

Balance- April 30, 2010	11,256,193	$11,255	954,885	$(2,094,867)	$13,773,873	$21,068,312	$32,758,573

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months
	Ended April 30,
	2010	2009
Cash flows from operating activities:
Net income	$845,143	$185,556

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	598,184	454,306
Amortization	374,085	657,260
Stock-based compensation	134,729	144,598
Loss on sale of assets	—	3,764
Provision for returns & doubtful accounts receivable	30,000	380,000
Provision for excess and obsolete inventory	51,000	51,000
Deferred taxes	546,000	9,952
Change in assets and liabilities:
Increase in net investment in sales-type leases & other receivables	(534,990)	(851,209)
Decrease in trade accounts receivable	3,327,243	5,397,361
Decrease in inventories	425,790	323,383
Increase in prepaid expenses and other assets	(165,994)	(153,289)
(Increase) decrease in prepaid taxes	(46,270)	40,819
Decrease in accounts payable	(1,219,745)	(1,796,759)
Decrease in unearned revenue	(1,177,062)	(334,108)
Decrease in accrued liabilities	(317,461)	(815,269)
Total adjustments	2,025,509	3,511,809

Net cash provided by operating activities	2,870,652	3,697,365

Cash flows from investing activities:
Additions to property, plant & equipment	(741,587)	(328,675)
Proceeds from sale of assets	—	5,064
Acquisitions, net of cash acquired	—	(701,957)
Investment in capitalized service contracts	—	(750,000)
Net cash used in investing activities	(741,587)	(1,775,568)

Cash flows from financing activities:
Principal payments on debt	(1,183,475)	(85,545)
Net payments on revolving line of credit	—	(1,764,861)
Payments on capital lease obligations	(76,291)	(73,396)
Payments to acquire treasury stock	—	(55,951)
Net cash used in financing activities	(1,259,766)	(1,979,753)

Net increase (decrease) in cash and cash equivalents	869,299	(57,956)

Cash and cash equivalents, beginning of period	4,731,926	63,639
Cash and cash equivalents, end of period	$5,601,225	$5,683

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$18,336	$65,595
Cash paid during the period for income taxes	$46,270	$79,491

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

April 30, 2010

(Unaudited)

1.  BASIS OF PRESENTATION:

XETA Technologies, Inc. (“XETA”, the “Company”, “we”, “us”, or “our”), an Oklahoma corporation formed in 1981, is a leading integrator of advanced communications technologies with nationwide sales and service.  XETA provides sales, design, project management, implementation, and maintenance services in support of the products it represents.  The Company sells and/or supports products produced by several manufacturers including Avaya, Inc. (“Avaya”), Mitel Corporation (“Mitel”), and Samsung Business Communications Systems (“Samsung”).  In addition, the Company manufactures and markets a line of proprietary call accounting systems to the hospitality industry.

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

The following is a tabulation of business segment information for the three months ended April 30, 2010 and 2009:

	Services Revenues	Commercial Systems Sales	Hospitality Systems Sales	Other Revenue	Total
2010
Sales	$11,377,908	$4,727,332	$1,015,305	$77,452	$17,197,997
Cost of sales	(7,782,674)	(3,456,380)	(716,623)	(455,920)	(12,411,597)
Gross profit	$3,595,234	$1,270,952	$298,682	$(378,468)	$4,786,400

2009
Sales	$9,841,649	$5,279,778	$2,509,360	$125,816	$17,756,603
Cost of sales	(6,768,814)	(3,961,332)	(1,848,191)	(435,275)	(13,013,612)
Gross profit	$3,072,835	$1,318,446	$661,169	$(309,459)	$4,742,991

The following is a tabulation of business segment information for the six months ended April 30, 2010 and 2009:

	Services Revenues	Commercial Systems Sales	Hospitality Systems Sales	Other Revenue	Total
2010
Sales	$23,494,765	$14,765,913	$1,843,782	$137,680	$40,242,140
Cost of sales	(16,013,754)	(10,997,365)	(1,252,225)	(853,555)	(29,116,899)
Gross profit	$7,481,011	$3,768,548	$591,557	$(715,875)	$11,125,241

2009
Sales	$19,834,882	$11,576,483	$4,798,408	$126,855	$36,336,628
Cost of sales	(13,752,553)	(8,763,099)	(3,388,789)	(883,045)	(26,787,486)
Gross profit	$6,082,329	$2,813,384	$1,409,619	$(756,190)	$9,549,142

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

	2010	2009
Three months ended April 30,	$60,669	$74,233

Six months ended April 30,	$134,729	$144,598

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

New Accounting Pronouncements

In February 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirments”.  The guidance in ASU 2010-09 removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated.  The adoption of this update did not have a material impact on the Company’s financial position or results of operations.

In November 2009 the Company adopted Accounting Standards Codification (“ASC”) 810, “Consolidation”.  ASC 810 changes the accounting and reporting for minority interests, which are now recharacterized as non-controlling interests and classified as a component of equity.   The Company does not have any minority interests; therefore the adoption of this statement did not have an impact on the Company’s consolidated financial statements.

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

In October 2009 the FASB issued ASU 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements”.  The guidance in ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements and expands required disclosures related to a company’s multiple-deliverable revenue arrangements.  ASU 2009-13 is effective prospectively for fiscal years beginning on or after June 15, 2010.  The Company is currently assessing the impact that adoption will have on its financial position or results of operations.

Other accounting standards that have been issued or proposed that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

2.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following:

	April 30, 2010	(Audited) October 31, 2009

Trade accounts receivables	$10,931,766	$14,393,681
Less- reserve for doubtful accounts	(456,557)	(561,229)
Net trade accounts receivables	$10,475,209	$13,832,452

On January 14, 2009, Nortel Networks Corporation filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware.  Subsequent to the filing the administrators of the bankruptcy adopted a business disposal strategy.  Under the strategy, the administrators segmented Nortel into three primary business units: Virtual Service Switches, CDMA businesses and Enterprise Solutions. We conducted all of our Nortel business through the Enterprise Solutions unit.

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

The Company is carefully following developments associated with the bankruptcy case and will assert its legal rights and defenses as appropriate.

3.  INVENTORIES:

Inventories are stated at the lower of average cost or market and consist of the following:

	April 30, 2010	(Audited) October 31, 2009

Finished goods and spare parts	$5,552,419	$5,977,703
Less- reserve for excess and obsolete inventories	(993,011)	(941,505)
Total inventories, net	$4,559,408	$5,036,198

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	Estimated Useful Lives	April 30, 2010	(Audited) October 31, 2009

Building and building improvements	3-20	$3,340,945	$3,253,693
Data processing and computer field equipment	2-7	3,680,252	3,248,126
Software development costs, work-in-process	N/A	208,194	197,097
Software development costs of components placed into service	3-10	2,708,930	2,697,806
Hardware	3-5	643,635	643,635
Land	––	611,582	611,582
Office furniture	5-7	807,985	779,588
Auto	5	540,575	537,300
Other	3-7	145,779	149,484

Total property, plant and equipment		12,687,877	12,118,311
Less- accumulated depreciation and amortization		(5,979,513)	(5,292,395)

Total property, plant and equipment, net		$6,708,364	$6,825,916

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

At April 30, 2010, the Company did not have an outstanding balance on the revolving line of credit.  The Company had approximately $8.5 million available under the revolving line of credit at April 30, 2010.  The advance rates are defined in the agreement, but are generally at the rate of 75% on qualified trade accounts receivable and 50% of qualified inventories and real estate, subject to a maximum of $2.0 million each.  Long term debt consisted of the following:

	April 30, 2010	(Audited) October 31, 2009

Term note, payable with a fixed payment of $1,183,475 due November 30, 2009, collateralized by a first mortgage on the Company’s building	$—	$1,183,475

Less-current maturities	—	1,183,475

Total long-term debt, less current maturities	$—	$—

Interest on all outstanding debt under the credit facility accrues at the greater of either the London Interbank Offered Rate (“LIBOR”) (0.28% at April 30, 2010) plus 3.0% or 4.5%.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to annual earnings before interest, taxes, depreciation and amortization, limitations on cash dividends, and debt service coverage requirements.  At April 30, 2010 the Company was in compliance with the covenants of the credit facility.

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

	For the Three Months Ended April 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$212,355	10,230,851	$0.02
Dilutive effect of stock options		53,713

Diluted EPS
Net income	$212,355	10,284,564	$0.02

	For the Three Months Ended April 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$183,288	10,225,395	$0.02
Dilutive effect of stock options		16

Diluted EPS
Net income	$183,288	10,225,411	$0.02

	For the Six Months Ended April 30, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$845,143	10,212,244	$0.08
Dilutive effect of stock options		40,651

Diluted EPS
Net income	$845,143	10,252,895	$0.08

	For the Six Months Ended April 30, 2009
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$185,556	10,223,944	$0.02
Dilutive effect of stock options		29

Diluted EPS
Net income	$185,556	10,223,973	$0.02

Options to purchase 901,699 shares of common stock at an average exercise price of $6.99 and 1,398,000 shares of common stock at an average exercise price of $6.06 were not included in the computation of diluted earnings per share for the three months ended April 30, 2010 and 2009, respectively, because inclusion of these options would be antidilutive.  Options to purchase 925,042 shares of common stock at an average exercise price of $6.90 and 1,398,000 shares of common stock at an average exercise price of $6.06 were not included in the computation of diluted earnings per share for the six months ended April 30, 2010 and 2009, respectively, because inclusion of these options would be antidilutive.

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

9.  CAPITAL LEASES:

During 2008 the Company leased software licenses under an agreement that is classified as a capital lease. The book value of the licenses is included in the balance sheet as property, plant and equipment and was $177,536 at April 30, 2010.  Accumulated amortization of the leased licenses at April 30, 2010 was $278,984.  Amortization under the capital lease is included in depreciation expense.  The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of April 30, 2010, are as follows:

Capital Lease Payments

2010	$161,435
2011	26,906
Total minimum lease payments	188,341
Less- imputed interest	4,484
Present value of minimum payments	183,857
Less-current maturities of capital lease obligation	157,081
Long-term capital lease obligation	$26,776

10.  SUBSEQUENT EVENTS:

In connection with the preparation of the Consolidated Financial Statements for the six months ended April 30, 2010, the Company has evaluated subsequent events for potential recognition and disclosures through the date of financial statement issuance.

On May 24, 2010, the Company completed the purchase of the operating assets of Hotel Technologies Solutions, Inc., dba Lorica Solutions (“Lorica”), a privately-held company headquartered in Buffalo, New York.  Lorica is an emerging leader in the delivery of high-speed internet access and network administration to the hospitality industry.  The purchase price included $833,000 paid in cash at closing; 397,878 shares of XETA common stock valued at $1.5 million based on the May 21, 2010 closing price of $3.77; five year warrants to purchase 150,000 shares of XETA common stock at $3.77; and $167,000 cash deposited into an escrow account as required under the purchase agreement.  The Company used existing cash to fund the cash portion of the purchase price.  The acquisition is not material to the Company’s financial position or results of operations.

On April 2, 2010, the Company entered into a non-binding Letter of Intent to purchase the stock of Pyramid Communications Services, Inc., (“Pyramid”) a Dallas, Texas based privately held company providing communications equipment and related services.  Pyramid’s 2009 revenues exceeded $10.0 million.  The Company is currently conducting due diligence on Pyramid’s financial condition and operations.  The Company expects to close this purchase during its third fiscal quarter.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to future events and our future performance and results.  Many of these statements appear in the discussions under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All statements other than those that are purely historical may be forward-looking statements.  Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “may,” “likely,” “plans,” “believes,” “intends,” “projects,” “estimates,” and similar words or expressions. Forward-looking statements are not guarantees of performance, but rather reflect management’s current expectations, estimates, and forecasts about the industry and markets in which we operate, and our assumptions and beliefs based upon information currently available to management.  Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties which are difficult to predict or which we are unable to control, and that could cause actual results to differ materially from those projected, including but not limited to such factors as the condition of the U.S. economy and its impact on capital spending trends in the Company’s markets, the risk that various closing conditions for acquisitions that we have announced this past quarter may not be satisfied or waived; and the integration of the acquired businesses into that of the Company and realization of anticipated synergies and growth opportunities from the transaction may not occur; the financial condition of our suppliers and changes by them in their distribution strategies and support, the Nortel Networks bankruptcy filing and the impact that such action will continue to have on the Company’s Nortel products and services offering; unpredictable quarter to quarter revenues, changes in Avaya’s strategies regarding the provision of equipment and services to its customers, and in its policies regarding the availability of tier IV hardware and software support; inconsistent gross profit margins, the Company’s ability to maintain and improve upon current gross profit margins; continuing acceptance and success of the Mitel product and services offering, availability of credit to finance growth, intense competition and industry consolidation, dependence upon a few large wholesale customers in the Company’s Managed Services offering, the availability and retention of revenue professionals and certified technicians.  These and other risks and uncertainties are discussed under the heading “Risk Factors” under Part I of the Company’s Form 10-K for the fiscal year ended October 31, 2009 (filed with the Commission on January 8, 2010) and in updates to such risk factors set forth in Item 1A of Part II of this quarterly report.  As a result of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements.  Consequently, investors are cautioned to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

Overview

Strategy.

In advance of fiscal 2010, senior management conducted its periodic review of the strategic direction of the Company.  This review resulted in a threefold refinement of the strategic focus and direction of the organization.  First, we will continue to emphasize aggressive growth in our managed services business.  Second, we will use our unique position to search out and pursue organic and acquisitive growth opportunities resulting from Avaya’s acquisition of Nortel’s enterprise business.  Finally we will advance a longer-term business initiative focused on the sales, design, integration and maintenance and repair of collaborative technologies and advanced applications.

Management believes these refinements of our longstanding strategies are necessary to fully realize the benefits of our investments in high value talent and competencies, to capitalize on the market realignment resulting from Avaya’s acquisition of Nortel and to ready ourselves in anticipation of growth in demand for advanced applications and collaborative technologies.

At the end of the first fiscal quarter of 2010 it appeared our market was in the early stages of recovery from the economic downturn that affected our business throughout fiscal 2009.  Presently market indicators, while tepid, point to market growth in the second half of 2010.  However, as evidenced by our results in the second fiscal quarter of 2010 market conditions remain challenging.  We are optimistic that the Company is positioned to capitalize on opportunities resulting from an improving economy.

In April 2010 the Company signed a letter of intent to purchase Pyramid Communicastions Services, Inc. (“Pyramid”), a privately held company headquartered in Dallas, Texas.  Pyramid provides communications equipment and related services.  The transaction is targeted to close during the Company’s third fiscal quarter subject to the execution of a definitive purchase agreement, satisfactory completion of due diligence, and other customary closing conditions.

On May 24, 2010, the Company completed the purchase of the operating assets of Hotel Technologies Solutions, Inc., dba Lorica Solutions (“Lorica”), a privately-held company headquartered in Buffalo, New York.  Lorica is an emerging leader in the delivery of high-speed internet access and network administration to the hospitality industry.  The terms of the purchase agreement are described in Note 10 of the Notes to Consolidated Financial Statements.

Operating Summary.

In the second quarter of fiscal 2010, we recorded  net income of $212,000 on revenues of $17.2 million compared to net income of $183,000 on revenues of $17.8 million in the second quarter of last year.  For the first six months of fiscal 2010, we earned $845,000 in net income on revenues of $40.2 million compared to net income of $186,000 on revenues of $36.3 million for the first six months of last year.  These results primarily reflect an increase in gross profits partially offset by increased operationg costs.  We discuss this and other contributing factors in more detail under “Results of Operations” below.

Financial Position Summary.

Since October 31, 2009, we have generated positive cash flows from operations of $2.9 million and we primarily used these cash flows to reduce borrowings and make capital expenditures to support our operations.  We have improved our working capital approximately 16%.  We discuss these and other financial items in more detail under “Financial Condition” below.

The following discussion presents additional information regarding our financial condition and results of operations for the three- and six-month periods ended April 30, 2010 and 2009 and should be considered in conjunction with our above comments as well as the “Risk Factors” section below.

Financial Condition

During the first two fiscal quarters of 2010 our working capital increased by 16% to $13.4 million.  We generated $2.9 million in cash flows from operations.  These cash flows included earnings and non-cash charges of $2.0 million; a decrease in accounts receivable of $3.3 million; a decrease in inventory of $426,000; and a decrease in deferred taxes of $546,000.  These positive cash flow items were partially offset by a decrease in accounts payable of $1.2 million; a decrease in unearned revenue of $1.1 million; a decrease in accrued liabilities of $317,000; and other changes in working capital items.  These items netted a decrease in cash of $747,000.  Non-cash charges included amortization of $374,000; depreciation of $598,000; provisions for doubtful accounts receivable and obsolete inventories of $81,000; and stock-based compensation of $135,000.

We used these positive cash flows to pay off term debt of $1.2 million; acquire capital assets of $742,000; and fund other financing and investing activities of $76,000.  The acquisition of capital assets was part of normal replacement of Information Technology infrastructure and headquarters facility improvements.

At April 30, 2010, our cash balance was $5.6 million and there was no outstanding balance on our working capital revolver.  In accordance with the collateral base defined in the credit facility, $8.5 million was available for borrowing on the $8.5 million facility at the end of the quarter.  The working capital revolver is scheduled to mature on November 5, 2010.  We expect to renew this instrument for a 12-month period prior to the expiration.  It is possible that the renewal could result in higher borrowing costs and/or reduced availability for unsecured borrowings.

We expect to utilize a variety of common financing tools to fund acquisitions.  We believe our cash balances, expected free cash flows from operations, and available borrowing capacity will be our primary sources of capital.  However, we also expect to employ seller financing in the form of subordinated notes, earn-out agreements, indemnity hold-backs, and occasionally restricted stock and/or warrants.  The level to which we employ these various methods, particularly the use of our equity, will depend upon a multitude of factors which are unique to each negotiation.  In addition to the available capacity under our working capital line of credit, we believe we have access to a variety of capital sources such as private placements of subordinated debt, and public or private sales of equity to finance investments beyond our current needs.

Results of Operations

In the second quarter of fiscal 2010 revenues were $17.2 million compared to $17.8 million in the second quarter 2009.  Our net income in the second quarter of fiscal 2010 was $212,000, compared to net income of $183,000 in the same quarter a year ago.  These results primarly reflect increased services revenues offset by lower equipment revenues and higher operating costs.  In the first six months of the year, revenues were $40.2 million compared to $36.3 million for the first six months of fiscal 2009.  Our net income for the first six months of fiscal 2010 was $845,000 compared to net income of $186,000 in the first six months of fiscal 2009.  The year-to-date results primarily reflect our strong first quarter results in all of our major revenue and gross profit categories.  The narrative below provides further explanation of these results.

Systems Sales.

In the second quarter of fiscal 2010 systems sales decreased approximately $2.0 million or 26% compared to the same period last year.  This decrease includes a $552,000 or 11% decrease in sales of systems to commercial customers and a $1.5 million or 60% decrease in sales of systems to hospitality customers.  Year-to-date systems sales increased $235,000 or 1% compared to last year.  This increase includes a increase in sales of systems to commercial customers of $3.2 million or 28% which was offset by a decrease in sales of systems to hospitality customers of $3.0 million or 62%.  The second quarter decrease in systems sales reflects the general unpredictable nature of this segment of our business.  We expect uneven growth of the U.S. economy in the second half of fiscal year 2010.  Given the increased visibility in our systems sales business expectancies, we are cautiously optimistic about the balance of the year; however, the market continues to present many complex challenges.  Furthermore, as evidenced by the decline in revenues in our hospitality systems sales, some sectors of the economy remain mired in difficult economic circumstances.  Based on our experience, we believe the hospitality industry as a whole is experiencing cyclical weakness in demand.  In response this market segment has limited its spending on new communications equipment and solutions.

Services Revenues.

Services revenues consist of the following:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
	2010	2009	2010	2009
Maintenance & repair	$8,233,000	$7,050,000	$15,731,000	$14,026,000
Implementation	2,527,000	2,272,000	6,289,000	4,457,000
Cabling	618,000	520,000	1,475,000	1,352,000
Total Services revenues	$11,378,000	$9,842,000	$23,495,000	$19,835,000

Maintenance and repair revenues increased 17% and 12%, respectively in the second quarter and year-to-date periods.  This year-to-date performance reflects the continued success of our wholesale services programs and repair revenues.  We continue to aggressively market our national service footprint and multi-product line technical capabilities to existing and potential wholesale service partners such as network service providers, and large voice and data integrators.  We also continue to market our service capabilities to end-users.  We expect growth in these programs to positively impact our maintenance and repair revenues for the foreseeable future.

Implementation revenues increased 11% in the second fiscal quarter reflecting an increase in revenues from our Professional Services Organization (“PSO”) and a decrease in our installation revnues driven by lower equipment revenues.  For the year-to-date period, Implementation revenues increased 41% reflecting an increase in revenues from PSO and strong first quarter installation revenues.  We attribute this to increasing demand for more complex communications systems requiring significant fee-generating design and engineering services.  In the near term, Implementation revenues will continue to be closely aligned with the sale of new systems.  From a long term perspective, however, as customers displace conventional communications platforms and adopt more complex systems, we anticipate growth in this area of our business through the fee-based utilization of these highly skilled technical resources.

Cabling revenues increased 19% and 9%, respectively in the second fiscal quarter and year-to-date periods.  These increases are primarily from a new wholesale service program added late in fiscal 2009.

Gross Margins.

The table below presents the gross margins earned on our primary revenue streams:

	For the Three Months Ended April 30,		For the Six Months Ended April 30,
Gross Margins	2010	2009	2010	2009
Services revenues	31.6%	31.2%	31.8%	30.7%
Systems sales	27.3%	25.4%	26.3%	25.8%
Other revenues	-7.6%	40.2%	4.2%	-24.5%
Corporate cost of goods sold	-2.2%	-2.0%	-1.8%	-2.0%
Total	27.8%	26.7%	27.6%	26.3%

Gross margins earned on Services revenues primarily reflect an increase in recurring service revenues combined with improved cost controls, the use of third party Quality Service Partners, and improved utilization of our professional services personnel for consulting and fee-based engagements.  These items contributed to gross Services margins in our target range of 30-35%.

Gross margins on systems sales in the second quarter and the year-to-date periods are slightly above our target of 23% to 25% for systems revenues.  This success is due to continued focus on costs throughout the supply chain, disciplined pricing practices and pricing support received from our manufacturers in the form of project-specific discounts and incentive rebates which are recorded as reductions to cost of goods sold.  These discounts and incentives are material to our gross margins.

The final component of our gross margins is the margins earned on other revenues and our corporate cost of goods sold.  We earn the majority of other revenues from the sale of Avaya maintenance contracts on which we earn either a commission or gross profit.  We have no continuing service obligation associated with these revenues and gross profits.  This is an unpredictable revenue stream that depends on the expiration dates of existing contracts, installation dates of new systems, customer type as defined by Avaya, and number of years that customers contract for services.  Other revenues may also include sales and cost of goods sold on equipment or services sold outside our normal provisioning processes.  These revenues vary in both sales volume and gross margins earned.  Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.

Our total operating expenses increased $33,000 in the second quarter of fiscal 2010 compared to the second quarter of fiscal 2009.  Operating expenses were 25.9% of revenues in the second quarter compared to 24.9% in the second quarter last year.  Operating expenses increased $567,000 or 6% for the first half of fiscal 2010 compared to the same period a year ago.  Operating expenses were 24.3% of revenues in the first half of fiscal 2010 compared to 25.3% last year.  The level of operating expenses as a percentage of revenues are above our targets.  We consider it tactically appropriate, given our strong cash flows, to support operating expenses above our targets in the near term to capitalize on opportunities to expand our revenues and increase our net profit margins.  Therefore we have increased our expenditures to support our key strategies to grow our managed services business and to execute on our acquisition strategy.  Also, we have increased investments in our Information Technology group to increase efficiencies and improve customer satisfaction.

Interest Expense and Other Income.

Net interest and other income was $13,000 in the second quarter of fiscal 2010 compared to $25,000 in net other expense in the second quarter of fiscal 2009.  Net interest and other income was $28,000 for the six-month period ended April 30, 2010 compared to $43,000 in net other expense in the same period last year.  This reflects both reduced debt levels and lower interest rates.

Tax Provision.

The tax provision reflects the effective Federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.  Generally, we expect our tax provision rate to be approximately 40%.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of April 30, 2010 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls.  There were no changes in our internal controls during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

On May 26, 2010 the Company and Pangaia Partners agreed to a confidential settlement and mutual release agreement in the lawsuit originally filed by Pangaia against two of its former employees who are currently employed by the Company.  The suit, which was filed in Bergen County Superior Court of New Jersey Law Division, sought to enforce non-competition agreements between Pangaia and its former employees, and involved claims of unfair competition, tortuous interference with prospective economic advantage, tortuous interference with contract, misappropriation of trade secrets, conversion and unjust enrichment.  The Company was named as an additional defendant in this lawsuit on November 10, 2009.  The settlement of this matter is not material to the Company’s financial condition or results of operations.

ITEM 1A.  RISK FACTORS.

The information presented below is an update to the “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009 and should be read in conjunction therewith.  Except as set forth below, the Risk Factors included in the Company’s Form 10-K for its 2009 fiscal year have not materially changed.

The acquisition and integration of businesses by the Company may not produce the desired financial and/or operating results.

We have recently announced the acquisition of Lorica Solutions. In addition we are negotiating a stock purchase agreement and conducting due diligence to purchase all of the capital stock of Pyramid Communication Services, Inc.  These developments are a part of our stated strategy to take advantage of the current disruption in our market by acquiring assets that increase our market share and establish a presence in the advanced communications applications market segment.  Integrating new operating assets into an existing organization is a complex business proposition.   Expected synergies and growth often do not materialize as planned.  We will use existing cash balances to fund the acquisitions and their integration costs.  Furthermore, we will devote significant time and effort to improve the probablity of success for these investments.  However, no assurance can be given that these acquisitions will meet our expectations for revenues and operating results, or that our capital could have been used more efficiently to improve our financial condition or operating results.

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

•                  We are owed approximately $717,000 in pre-petition accounts receivable less approximately $116,000 in approved offsets for amounts we owed to Nortel at the time of the filing.  If our pre-petition claims are not collectible either in whole or in large part, we could experience material, negative operating results in the near term.

•                  Nortel has filed a statement of financial affairs under which it shows payments to the Company against multiple invoices of approximately $1.6 million which were made during the 90-day statutory “preference period” under bankruptcy law. XETA’s figure for these payments is $1.135 million.  As such, these payments are considered “preference payments” and are subject to a “preference claim” which can be asserted by Nortel.  Bankruptcy law allows the debtor to recover these payments unless the creditor successfully establishes that the payments were made in the ordinary course of business between the debtor and creditor or if the payments were offset by subsequent new value given by XETA in the form of goods or services.  If Nortel elects to assert a preference claim against the Company for this amount or any portion thereof and the Company is unable to successfully defend the claim, the Company would have to return any such amounts to Nortel.

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

Avaya has announced new policies, effective July 1, 2010, requiring all customers to contract with Avaya for minimum service levels to access Tier IV support, and to maintain their software at no more than two trailing major version releases than the current version.  We are evaluating the impact of these changes to our business. These impacts could include a decline in our services gross margins if we are required to purchase Avaya service contracts on behalf of our customers.  Conversly, if we chose to forego such purchases on behalf of our customers, we risk reduced customer satisfaction due to the lack of access to Avaya’s Tier IV support. We might also experience reduced sales of new Avaya systems if customers choose to abandon the product line due to increased costs for the mandantory Avaya maintenance contract.

It is too early to determine with confidence the impact of these changes on our business.  Avaya continues to refine these changes based on feedback from end users and business partners and we anticipate modifications to the plan based on this input.  At this time, no assurance can be given that these policy changes, if implemented by Avaya will not have a material, adverse impact on our operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  OTHER INFORMATION.

None.

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

XETA Technologies, Inc.
(Registrant)

Dated: June 1, 2010	By:	/s/ Greg D. Forrest
Greg D. Forrest
Chief Executive Officer

Dated: May 28, 2010	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Certification of Chief Executive Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Title 18, United States Code, Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.