Form 10-Q
period 2010-07-31
XETA TECHNOLOGIES INC
filed 2010-09-07
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of August 23, 2010 there were 10,699,186 shares of the registrant’s common stock, par value $0.001, outstanding.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	July 31, 2010	October 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$3,765,276	$4,731,926
Current portion of net investment in sales-type leases and other receivables	1,207,697	470,025
Trade accounts receivable, net	14,540,631	13,832,452
Inventories, net	4,864,340	5,036,198
Deferred tax asset	1,325,200	1,136,351
Prepaid taxes	65,613	39,784
Prepaid expenses and other assets	2,271,230	2,057,514
Total current assets	28,039,987	27,304,250

Noncurrent assets:
Goodwill	14,303,926	12,031,975
Intangible assets, net	1,032,017	570,740
Net investment in sales-type leases and other receivables, less current portion above	327,404	335,413
Property, plant & equipment, net	6,655,190	6,825,916
Deferred tax asset	—	739,216
Total noncurrent assets	22,318,537	20,503,260

Total assets	$50,358,524	$47,807,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$—	$1,183,475
Accounts payable	5,997,032	5,785,225
Current portion of obligations under capital lease	145,155	154,072
Current unearned services revenue	4,729,261	5,194,601
Accrued liabilities	3,950,248	3,444,396
Total current liabilities	14,821,696	15,761,769

Noncurrent liabilities:
Accrued long-term liability	144,100	144,100
Long-term portion of obligations under capital lease	—	106,076
Noncurrent unearned services revenue	49,215	36,691
Noncurrent deferred tax liability	222,417	—
Total noncurrent liabilities	415,732	286,867

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,654,071 issued at July 31, 2010 and 11,256,193 issued at October 31, 2009	11,653	11,255
Paid-in capital	15,623,224	13,704,460
Retained earnings	21,581,086	20,223,169
Less treasury stock, at cost (954,885 shares at July 31, 2010 and 993,763 shares at October 31, 2009)	(2,094,867)	(2,180,010)
Total shareholders’ equity	35,121,096	31,758,874
Total liabilities and shareholders’ equity	$50,358,524	$47,807,510

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months		For the Nine Months
	Ended July 31,		Ended July 31,
	2010	2009	2010	2009

Systems sales	$8,536,584	$6,522,569	$25,146,279	$22,897,460
Services	12,166,889	10,524,397	35,661,654	30,359,279
Other revenues	188,300	136,271	325,980	263,126
Net sales and services revenues	20,891,773	17,183,237	61,133,913	53,519,865

Cost of systems sales	6,021,390	4,639,749	18,270,980	16,791,637
Services costs	8,223,095	7,505,892	24,236,849	21,258,445
Cost of other revenues & corporate COGS	434,436	425,480	1,287,991	1,308,525
Total cost of sales and services	14,678,921	12,571,121	43,795,820	39,358,607

Gross profit	6,212,852	4,612,116	17,338,093	14,161,258

Operating expenses
Selling, general and administrative	5,178,574	4,388,488	14,566,200	12,925,794
Amortization	206,386	344,727	580,471	1,001,984
Impairment of goodwill & other assets	—	14,000,000	—	14,000,000
Total operating expenses	5,384,960	18,733,215	15,146,671	27,927,778

Income (loss) from operations	827,892	(14,121,099)	2,191,422	(13,766,520)

Interest expense	(4,372)	(20,810)	(15,286)	(79,211)
Interest and other income (expense)	20,254	(1,159)	58,781	14,219
Net interest and other income (expense)	15,882	(21,969)	43,495	(64,992)

Income (loss) before provision for income taxes	843,774	(14,143,068)	2,234,917	(13,831,512)
Provision (benefit) for income taxes	331,000	(5,544,000)	877,000	(5,418,000)

Net income (loss)	$512,774	$(8,599,068)	$1,357,917	$(8,413,512)

Earnings (loss) per share
Basic	$0.05	$(0.84)	$0.13	$(0.82)

Diluted	$0.05	$(0.84)	$0.13	$(0.82)

Weighted average shares outstanding	10,533,335	10,223,753	10,328,689	10,223,881

Weighted average equivalent shares	10,611,403	10,223,753	10,386,218	10,223,881

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance- October 31, 2009	11,256,193	$11,255	993,763	$(2,180,010)	$13,704,460	$20,223,169	$31,758,874

Issuance of restricted common stock from treasury	—	—	(38,878)	85,143	(85,143)	—	—
Issuance of common stock	397,878	398	—	—	1,499,602	—	1,500,000
Issuance of warrants	—	—	—	—	279,000	—	279,000
Stock-based compensation	—	—	—	—	225,305	—	225,305

Net income	—	—	—	—	—	1,357,917	1,357,917

Balance- July 31, 2010	11,654,071	$11,653	954,885	$(2,094,867)	$15,623,224	$21,581,086	$35,121,096

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months
	Ended July 31,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$1,357,917	$(8,413,512)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	906,435	722,944
Amortization	580,471	1,001,984
Impairment of goodwill & other assets	—	14,000,000
Stock-based compensation	200,240	219,476
Loss on sale of assets	—	3,764
Provision for returns & doubtful accounts receivable	45,000	395,000
Provision for excess and obsolete inventory	76,500	76,500
Deferred taxes	814,466	(5,547,052)
Change in assets and liabilities:
Increase in net investment in sales-type leases & other receivables	(729,663)	(7,440)
(Increase) decrease in trade accounts receivable	(323,541)	8,628,795
Decrease in inventories	338,080	295,968
(Increase) decrease in prepaid expenses and other assets	(200,708)	109,831
(Increase) decrease in prepaid taxes	(25,829)	31,219
Decrease in accounts payable	(589,907)	(2,739,735)
Decrease in unearned revenue	(554,824)	(446,734)
Increase (decrease) in accrued liabilities	483,251	(408,020)
Total adjustments	1,019,971	16,336,500

Net cash provided by operating activities	2,377,888	7,922,988

Cash flows from investing activities:
Additions to property, plant & equipment	(1,046,070)	(636,586)
Proceeds from sale of assets	—	5,064
Acquisitions, net of cash acquired	(1,000,000)	(802,887)
Investment in capitalized service contracts	—	(750,000)
Net cash used in investing activities	(2,046,070)	(2,184,409)

Cash flows from financing activities:
Principal payments on debt	(1,183,475)	(128,317)
Net payments on revolving line of credit	—	(2,524,130)
Payments on capital lease obligations	(114,993)	(110,630)
Payments to acquire treasury stock	—	(58,157)
Net cash used in financing activities	(1,298,468)	(2,821,234)

Net (decrease) increase in cash and cash equivalents	(966,650)	2,917,345

Cash and cash equivalents, beginning of period	4,731,926	63,639
Cash and cash equivalents, end of period	$3,765,276	$2,980,984

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$22,679	$87,523
Cash paid during the period for income taxes	$47,582	$102,095
Non-cash investing and financing activity:
Issuance of common stock for acquisition	$1,500,000	$—
Issuance of warrants for acquisition	$279,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

July 31, 2010

(Unaudited)

1.  BASIS OF PRESENTATION:

XETA Technologies, Inc. (“XETA”, the “Company”, “we”, “us”, or “our”), an Oklahoma corporation formed in 1981, is a leading integrator of advanced communications technologies with nationwide sales and service.  XETA provides sales, design, project management, implementation, and maintenance services in support of the products it represents.  The Company sells and/or supports products produced by several manufacturers including Avaya, Inc. (“Avaya”), Mitel Corporation (“Mitel”), and Samsung Business Communications Systems (“Samsung”).  Through its recent acquisition of the assets of Hotel Technology Solutions, Inc. (“Lorica”) the Company provides high speed internet access, network monitoring services, and guest help desk services to the hospitality industry.  The Company also manufactures and markets a line of proprietary call accounting systems to the hospitality industry.

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

The following is a tabulation of business segment information for the three months ended July 31, 2010 and 2009:

	Services Revenues	Commercial Systems Sales	Hospitality Systems Sales	Other Revenue	Total
2010
Sales	$12,166,889	$7,296,428	$1,240,156	$188,300	$20,891,773
Cost of sales	(8,223,095)	(5,136,934)	(884,456)	(434,436)	(14,678,921)
Gross profit	$3,943,794	$2,159,494	$355,700	$(246,136)	$6,212,852

2009
Sales	$10,524,397	$4,032,103	$2,490,466	$136,271	$17,183,237
Cost of sales	(7,505,892)	(2,828,437)	(1,811,312)	(425,480)	(12,571,121)
Gross profit	$3,018,505	$1,203,666	$679,154	$(289,209)	$4,612,116

The following is a tabulation of business segment information for the nine months ended July 31, 2010 and 2009:

	Services Revenues	Commercial Systems Sales	Hospitality Systems Sales	Other Revenue	Total
2010
Sales	$35,661,654	$22,062,341	$3,083,938	$325,980	$61,133,913
Cost of sales	(24,236,849)	(16,134,299)	(2,136,681)	(1,287,991)	(43,795,820)
Gross profit	$11,424,805	$5,928,042	$947,257	$(962,011)	$17,338,093

2009
Sales	$30,359,279	$15,608,586	$7,288,874	$263,126	$53,519,865
Cost of sales	(21,258,445)	(11,591,536)	(5,200,101)	(1,308,525)	(39,358,607)
Gross profit	$9,100,834	$4,017,050	$2,088,773	$(1,045,399)	$14,161,258

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

	2010	2009
Three months ended July 31,	$65,510	$74,878

Nine months ended July 31,	$200,240	$219,476

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

New Accounting Pronouncements

In July 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”.  ASU 2010-20 requires disclosures designed to enhance transparency regarding credit losses and the credit quality of loan and lease receivables.   Disclosures include an evaluation of the nature of credit risk inherent in the entity’s financing receivables; how the risk is analyzed to arrive at the allowance for credit losses and the changes and reasons for changes in the allowance for credit losses.  Under this guidance, the allowance for credit losses and fair value are to be disclosed by portfolio segment.  ASU 2010-20 will be effective for fiscal years beginning on or after December 31, 2010.  The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.

In February 2010 the FASB issued ASU 2010-09, “Subsequent Events: Amendments to Certain Recognition and Disclosure Requirements”.  The guidance in ASU 2010-09 removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated.  The adoption of this update did not have a material impact on the Company’s financial position or results of operations.

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

In November 2009 the Company adopted ASC 805, “Business Combinations”.  Under ASC 805, an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date.  It further requires that acquisition-related costs are recognized separately from the acquisition and expensed as incurred, restructuring costs generally expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense.  The Company began applying the guidance to business combinations in fiscal 2010.

In November 2009 the Company adopted ASC 350 “Intangibles — Goodwill and Other”.  The guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of intangible assets.  The intent of the guidance is to improve the consistency between the useful life of a recognized intangible asset under the accounting standards and the period of the expected cash flows used to measure the fair value of the asset.  The Company began applying the guidance to intangible assets acquired in fiscal 2010.

In October 2009 the FASB issued ASU 2009-13, “Revenue Recognition - Multiple-Deliverable Revenue Arrangements”.  The guidance in ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements.  The guidance eliminates the estimated fair value approach for revenue allocation between the separate units of accounting and replaces it with a sales-based approach referred so as the relative-selling-price method. ASU 2009-13 expands required disclosures related to a company’s multiple-deliverable revenue arrangements.  ASU 2009-13 is effective prospectively for fiscal years beginning on or after June 15, 2010.  The Company is currently assessing the impact that adoption will have on required disclosures, its financial position and results of operations.

Other accounting standards that have been issued or proposed that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

2.  ACCOUNTS RECEIVABLE:

Trade accounts receivable consist of the following:

	July 31, 2010	(Audited) October 31, 2009

Trade accounts receivable	$15,090,558	$14,393,681
Less- reserve for doubtful accounts	(549,927)	(561,229)
Net trade accounts receivable	$14,540,631	$13,832,452

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

On December 18, 2009, Avaya completed the purchase of Nortel’s Enterprise Solutions business unit.  Nortel owes XETA approximately $700,000 in pre-petition accounts receivable.  On July 17, 2009 the bankruptcy court granted XETA’s request for offset of $116,000 in charges owed to Nortel at the time of the filing.  In fiscal year 2009, the Company recorded $350,000 as a reserve against possible Nortel bad debts.  Nortel filed its plan of reorganization on July 12, 2010 (the “Nortel Plan”).  XETA’s claim is classified as a Class 3 claim, “General Unsecured Claims”.  The Nortel Plan states that priority non-tax claims and secured claims will be paid in full, but that Class 3 claims will be impaired.  No indication or estimate is given as to the potential extent of the impairment.  According to the Nortel Plan, XETA and other Class 3 claimants will receive a pro rata share of the assets of Nortel at the time the Nortel Plan goes into affect.  The next significant action in this matter is expected to be Nortel’s filing of a Disclosure Statement in mid-September providing more information regarding Nortel’s assets and potentially an estimate of payouts to Class 3 creditors.  Based on the information presently available, the Company can make no further determination regarding the adequacy of its reserve in this matter.  The Company will continue to carefully follow developments associated with the bankruptcy case and will assert its legal rights and defenses as appropriate.

3.  INVENTORIES:

Inventories are stated at the lower of average cost or market and consist of the following:

	July 31, 2010	(Audited) October 31, 2009

Finished goods and spare parts	$5,899,077	$5,977,703
Less- reserve for excess and obsolete inventories	(1,034,737)	(941,505)
Total inventories, net	$4,864,340	$5,036,198

4.  PROPERTY, PLANT AND EQUIPMENT:

Property, plant and equipment consist of the following:

	Estimated Useful Lives	July 31, 2010	(Audited) October 31, 2009

Building and building improvements	3-20	$3,378,035	$3,253,693
Data processing and computer field equipment	2-7	3,977,439	3,248,126
Software development costs, work-in-process	N/A	227,862	197,097
Software development costs of components placed into service	3-10	2,731,310	2,697,806
Hardware	3-5	643,635	643,635
Land	—	611,582	611,582
Office furniture	5-7	813,556	779,588
Auto	5	545,548	537,300
Other	3-7	145,779	149,484

Total property, plant and equipment		13,074,746	12,118,311
Less- accumulated depreciation and amortization		(6,419,556)	(5,292,395)

Total property, plant and equipment, net		$6,655,190	$6,825,916

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

At July 31, 2010, the Company did not have an outstanding balance on the revolving line of credit.  The Company had approximately $8.5 million available under the revolving line of credit at July 31, 2010.  The advance rates are defined in the agreement, but are generally at the rate of 75% on qualified trade accounts receivable and 50% of qualified inventories and real estate, subject to a maximum of $2.0 million each.  Long term debt consisted of the following:

	July 31, 2010	(Audited) October 31, 2009

Term note, payable with a fixed payment of $1,183,475 due November 30, 2009, collateralized by a first mortgage on the Company’s building	$—	$1,183,475

Less-current maturities	—	1,183,475

Total long-term debt, less current maturities	$—	$—

Interest on all outstanding debt under the credit facility accrues at the greater of either the London Interbank Offered Rate (“LIBOR”) (0.305% at July 31, 2010) plus 3.0% or 4.5%.  The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to annual earnings before interest, taxes, depreciation and amortization, limitations on cash dividends, and debt service coverage requirements.  At July 31, 2010 the Company was in compliance with the covenants of the credit facility.

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

	For the Three Months Ended July 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$512,774	10,533,335	$0.05
Dilutive effect of stock options		78,068

Diluted EPS
Net income	$512,774	10,611,403	$0.05

	For the Three Months Ended July 31, 2009
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss	$(8,599,068)	10,223,753	$(0.84)
Dilutive effect of stock options		—

Diluted EPS
Net loss	$(8,599,068)	10,223,753	$(0.84)

	For the Nine Months Ended July 31, 2010
	Income (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net income	$1,357,917	10,328,689	$0.13
Dilutive effect of stock options		57,529

Diluted EPS
Net income	$1,357,917	10,386,218	$0.13

	For the Nine Months Ended July 31, 2009
	Loss (Numerator)	Shares (Denominator)	Per Share Amount
Basic EPS
Net loss	$(8,413,512)	10,223,881	$(0.82)
Dilutive effect of stock options		—

Diluted EPS
Net loss	$(8,413,512)	10,223,881	$(0.82)

Options to purchase 712,450 shares of common stock at an average exercise price of $5.82 and 1,269,900 shares of common stock at an average exercise price of $6.42 were not included in the computation of diluted earnings per share for the three months ended July 31, 2010 and 2009, respectively, because inclusion of these options would be antidilutive.  Options to purchase 834,595 shares of common stock at an average exercise price of $5.23 and 1,269,900 shares of common stock at an average exercise price of $6.42 were not included in the computation of diluted earnings per share for the nine months ended July 31, 2010 and 2009, respectively, because inclusion of these options would be antidilutive.

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

9.  CAPITAL LEASES:

During 2008 the Company leased software licenses under an agreement that is classified as a capital lease. The book value of the licenses is included in the balance sheet as property, plant and equipment and was $139,492 at July 31, 2010.  Accumulated amortization of the leased licenses at July 31, 2010 was $317,028.  Amortization under the capital lease is included in depreciation expense.  The future minimum lease payments required under the capital lease and the present value of the net minimum lease payments as of July 31, 2010, are as follows:

Capital Lease Payments
Total minimum lease payments	$147,982
Less- imputed interest	2,827
Present value of minimum payments	145,155
Less-current maturities of capital lease obligation	145,155
Long-term capital lease obligation	$—

10.  ACQUISITIONS:

On May 24, 2010, the Company completed the purchase of the operating assets of Hotel Technologies Solutions, Inc., d/b/a Lorica Solutions (“Lorica”), a privately-held company headquartered in Buffalo, New York.  Lorica is an emerging leader in the delivery of high-speed internet access and network administration to the hospitality industry.  Under the terms of the purchase agreement, total consideration to be paid by the Company is $2.8 million plus certain assumed liabilities.  The purchase price included $833,000 paid in cash at closing; 397,878 shares of XETA common stock valued at $1.5 million based on the May 21, 2010 closing price of $3.77; five year warrants to purchase 150,000 shares of XETA common stock at $3.77 valued at $279,000; and $167,000 in cash deposited into an escrow account as required under the purchase agreement.  The acquisition is not material to the Company’s financial position or results of operations.

The fair values of the assets acquired and liabilities assumed for Lorica are provisional and are based on the information available as of the acquisition date.  The Company believes that the information available provides a reasonable basis for estimating the fair value but additional information may be necessary to finalize the valuation.  The provisional measurements of fair value are subject to change.  The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.

11.  SUBSEQUENT EVENTS:

On August 2, 2010, the Company completed the purchase of 100% of the voting stock of Pyramid Communications Services, Inc., (“Pyramid”) a Dallas, Texas based privately held company providing communications equipment and related services.  Pyramid’s 2009 revenues exceeded $10.0 million.  The purchase price included $1.8 million paid in cash at closing; $675,000 in subordinated promissory notes payable to the sellers in eight quarterly installments bearing interest at three percent per year; $200,000 in cash deposited into an escrow account as required under the purchase agreement; and $100,000 payable to the former CEO of Pyramid in thirty six monthly installments under personal goodwill and non-compete agreements.  Additionally, the Company retired $648,222 in principal and accrued interest on Pyramid’s outstanding line of credit with its bank.  The Company used $2.65 million from existing cash balances to fund the purchase price.  The acquisition is not material to the Company’s financial position or results of operations.

On September 2, 2010, the Company completed the purchase of the operating assets of Data-Com Telecomunications, Inc., (“Data-Com”) a New Jersey based privately held company providing communications equipment and related services to the greater New York City area.  The purchase price was $3.070 million cash.  Of this amount, $604,000 was put into escrow until certain tax liabilities are determined; customer overpayments are resolved; and the final value of the net assets purchased is established.  The acquisition is not material to the Company’s financial position or results of operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Preliminary Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to future events and our future performance and results.  Many of these statements appear in the discussions under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  All statements other than those that are purely historical may be forward-looking statements.  Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “may,” “likely,” “plans,” “believes,” “intends,” “projects,” “estimates,” and similar words or expressions.  Forward-looking statements are not guarantees of performance, but rather reflect management’s current expectations, estimates, and forecasts about the industry and markets in which we operate, and our assumptions and beliefs based upon information currently available to management.  Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties which are difficult to predict or which we are unable to control, and that could cause actual results to differ materially from those projected, including but not limited to such factors as the condition of the U.S. economy and its impact on capital spending trends in the Company’s markets; whether the integration of recently acquired businesses into that of the Company and realization of anticipated synergies and growth opportunities from such transactions are successful; success in our overall strategy; the financial condition of our suppliers and changes by them in their distribution strategies and support; the Nortel Networks bankruptcy filing and the potential negative impact that it may have on the Company’s prepetition accounts receivable claim against Nortel or if Nortel succeeds in bringing a preference claim against the Company; unpredictable quarter to quarter revenues; changes in Avaya’s strategies regarding the provision of equipment and services to its customers, and in its policies regarding the availability of tier IV hardware and software support; inconsistent gross profit margins; availability of credit to finance growth; intense competition and industry consolidation; dependence upon a few large wholesale customers in the Company’s Managed Services offering; and the availability and retention of revenue professionals and certified technicians.  These and other risks and uncertainties are discussed under the heading “Risk Factors” under Part I of the Company’s Form 10-K for the fiscal year ended October 31, 2009 (filed with the Commission on January 8, 2010) and in updates to such risk factors set forth in Item 1A of Part II of this quarterly report.  As a result of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements.  Consequently, investors are cautioned to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties.  The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

Overview

Strategy.

In advance of fiscal 2010, senior management conducted its periodic review of the strategic direction of the Company.  This review resulted in a threefold refinement of the strategic focus and direction of the organization including: continued emphasis on aggressive growth in our managed services business; use of our unique position to search out and pursue organic and acquisitive growth opportunities resulting from Avaya’s acquisition of Nortel’s enterprise business (NES); and advance a longer-term business initiative focused on the sales, design, integration and maintenance and repair of collaborative technologies and advanced applications.

Management believes these strategies are appropriate to fully realize the benefits of our investments in high value talent and competencies, to capitalize on the market realignment resulting from Avaya’s acquisition of NES and to ready ourselves in anticipation of growth in demand for advanced applications and collaborative technologies.

Even though we are experiencing growth in our services revenue, the overall market for our products and services remains challenging.  While some of our customers are enjoying improvements in their business and are therefore purchasing and implementing new communications systems, many others remain cautiously optimistic about near-term economic improvement and are continuing to limit new spending and are furthering their efforts to reduce ongoing operating costs.  Consequently, we have not experienced an overall improvement in purchases of new systems and related services.  Additionally, some of our major customers have faced unique challenges in their operations which have slowed expected orders.  Finally, the acquisition of NES by Avaya has created a pause in some customers’ normal buying patterns as they evaluate Avaya’s technology roadmap and service strategies.

On May 24, 2010, the Company completed the purchase of the operating assets of Hotel Technologies Solutions, Inc., d/b/a Lorica Solutions (“Lorica”), a privately-held company headquartered in Buffalo, New York.  Lorica is an emerging leader in the delivery of high-speed internet access and network administration to the hospitality industry.  The terms of the purchase agreement are described in Note 10 of the Notes to Consolidated Financial Statements.

On August 2, 2010, the Company completed the purchase of the stock of Pyramid Communications Services, Inc. (“Pyramid”), a privately held company headquartered in Dallas, Texas.  Pyramid provides communications equipment and related services with 2009 revenues in excess of $10.0 million.  The terms of the purchase agreement are described in Note 11 of the Notes to Consolidated Financial Statements.

Operating Summary.

In the third quarter of fiscal 2010, we recorded net income of $513,000 on revenues of $20.9 million compared to a net loss of $8.6 million on revenues of $17.2 million in the third quarter of last year.  For the first nine months of fiscal 2010, we earned $1.4 million in net income on revenues of $61.1 million compared to a net loss of $8.4 million on revenues of $53.5 million for the first nine months of last year.  In the third quarter of fiscal 2009, we recorded an impairment charge on goodwill and other assets of $14.0 million and related tax benefit of $5.5 million.  Our non-GAAP net income was $98,000 for the first nine months of last year.  Apart from the impairment charges recorded in 2009, the improved 2010 results primarily reflect an increase in revenues and gross profits partially offset by increased selling, general and administrative costs.  We discuss this and other contributing factors in more detail under “Results of Operations” below.

Financial Position Summary.

Since October 31, 2009, we have generated positive cash flows from operations of $2.4 million and we primarily used these cash flows to reduce borrowings, purchase the net operating assets of Lorica and make capital expenditures to support our operations.  We have improved our working capital approximately 15%.  We discuss these and other financial items in more detail under “Financial Condition” below.

The following discussion presents additional information regarding our financial condition and results of operations for the three- and nine-month periods ended July 31, 2010 and 2009 and should be considered in conjunction with our above comments as well as the “Risk Factors” section below.

Financial Condition

During the first three fiscal quarters of 2010 our working capital increased by 15% to $13.2 million.  We generated $2.4 million in cash flows from operations.  These cash flows included earnings and non-cash charges of $3.2 million; a decrease in inventory of $338,000; an increase in accrued liabilities of $483,000; and a decrease in deferred taxes of $814,000.  These positive cash flow items were partially offset by an increase in accounts receivable of $324,000; a decrease in unearned revenue of $555,000; a decrease in accounts payable of $590,000; and other changes in working capital items.  These items netted to a decrease in cash of $956,000.  Non-cash charges included amortization of $580,000; depreciation of $906,000; provisions for doubtful accounts receivable and obsolete inventories of $122,000; and stock-based compensation of $200,000.

We used these positive cash flows to pay off term debt of $1.2 million; to purchases the net operating assets of Lorica of $1.0 million, acquire capital assets of $1.1 million; and fund other financing and investing activities of $115,000.  The acquisition of capital assets was part of normal replacement of Information Technology infrastructure and headquarters facility improvements.

At July 31, 2010, our cash balance was $3.8 million and there was no outstanding balance on our working capital revolver.  In accordance with the collateral base defined in the credit facility, $8.5 million was available for borrowing on the $8.5 million facility at the end of the quarter.  The working capital revolver is scheduled to mature on November 5, 2010.  We expect to renew this instrument for a 12-month or longer period prior to the expiration.  It is possible that the renewal could result in higher borrowing costs and/or reduced availability for unsecured borrowings.

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

Results of Operations

In the third quarter of fiscal 2010 revenues were $20.9 million compared to $17.2 million in the third quarter 2009.  Our net income in the third quarter of fiscal 2010 was $513,000, compared to a net loss of $8.6 million in the same quarter a year ago.  Apart from the impairment charges on goodwill and other assets of $14.0 million recorded in the third quarter of fiscal 2009, these results primarily reflect increased services and equipment revenues partially offset by higher selling, general and administrative costs.  In the first nine months of the year, revenues were $61.1 million compared to $53.5 million for the first nine months of fiscal 2009.  Our net income for the first nine months of fiscal 2010 was $1.4 million compared to a net loss of $8.4 million in the first nine months of fiscal 2009.  The year-to-date results, excluding the impairment charge recorded in 2009, primarily reflect our strong first and third quarter results in all of our major revenue and gross profit categories.  The narrative below provides further explanation of these results.

Systems Sales.

In the third quarter of fiscal 2010 systems sales increased approximately $2.0 million or 31% compared to the same period last year.  This increase includes a $3.3 million or 81% increase in sales of systems to commercial customers and a $1.3 million or 50% decrease in sales of systems to hospitality customers.  Year-to-date systems sales increased $2.2 million or 10% compared to last year.  This increase includes an increase in sales of systems to commercial customers of $6.5 million or 41% which was offset by a decrease in sales of systems to hospitality customers of $4.2 million or 58%.  The third quarter increase in systems sales reflects a large project with one of our major customers in the education vertical market.  Orders for systems to other commercial customers are above last year’s pace but reflect the general unpredictable nature of this segment of our business and reluctance on the part of some customers to make significant new investments in technology.  In addition, uncertain U.S. economic conditions continue to present complex challenges to our hospitality customers as evidenced by the decline in revenues in this sector.  The hospitality industry as a whole is experiencing cyclical weakness in demand and has limited its spending on new communications equipment and solutions.

Services Revenues.

Services revenues consist of the following:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
	2010	2009	2010	2009
Maintenance & repair	$8,253,000	$7,358,000	$23,984,000	$21,384,000
Implementation	3,164,000	2,469,000	9,453,000	6,926,000
Cabling	750,000	697,000	2,225,000	2,049,000
Total Services revenues	$12,167,000	$10,524,000	$35,662,000	$30,359,000

Maintenance and repair revenues increased 12% in the third quarter and year-to-date periods.  This year-to-date performance reflects the continued success of our wholesale services programs and repair revenues as well as the addition to our base of maintenance customers associated with the purchase of Lorica in the third quarter of fiscal 2010.  We continue to aggressively market our national service footprint and multi-product line technical capabilities to existing and potential wholesale service partners such as network service providers, and large voice and data integrators.  We also continue to market our service capabilities to end-users.  We expect growth in these programs to positively impact our maintenance and repair revenues for the foreseeable future.

Implementation revenues increased 28% in the third fiscal quarter reflecting an increase in revenues from our Professional Services Organization (“PSO”) and relatively flat installation revenues.  For the year-to-date period, Implementation revenues increased 36% reflecting an increase in revenues from PSO.  We attribute this to increasing demand for more complex communications systems requiring significant fee-generating design and engineering services.  In the near term, Implementation revenues will continue to be closely aligned with the sale of new systems.  From a long term perspective, however, as customers displace conventional communications platforms and adopt more complex systems, we anticipate growth in this area of our business through the fee-based utilization of these highly skilled technical resources.

Cabling revenues increased 8% and 9%, respectively in the third fiscal quarter and year-to-date periods.  These increases are primarily from a new wholesale service program added late in fiscal 2009.

Gross Margins.

The table below presents the gross margins earned on our primary revenue streams:

	For the Three Months Ended July 31,		For the Nine Months Ended July 31,
Gross Margins	2010	2009	2010	2009
Systems sales	29.5%	28.9%	27.3%	26.7%
Services revenues	32.4%	28.7%	32.0%	30.0%
Other revenues	70.7%	41.4%	42.6%	9.6%
Corporate cost of goods sold	-1.8%	-2.0%	-1.8%	-2.0%
Total	29.7%	26.8%	28.4%	26.5%

Gross margins on systems sales in the third quarter and the year-to-date periods are above our target of 23% to 25% for systems revenues.  Our consistent performance above our expected targets in this area is due to disciplined pricing practices and pricing support received from our manufacturers in the form of project-specific discounts and incentive rebates which are recorded as reductions to cost of goods sold.  These discounts and incentives are material to our gross margins.

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

Operating Expenses.

Our total operating expenses in the third quarter were $5.4 million or 25.8% of revenues compared to$4.7 million or 27.5% of revenues in the third quarter of fiscal 2009 excluding $14.0 million in impairment charges recorded in the third quarter of fiscal 2009.   Our operating expenses were 24.8% of revenues in the first three quarters of fiscal 2010 compared to 26.0% last year, excluding the impairment charges.    As discussed in the overview above, we have made strategic choices to focus on aggressively expanding our managed services business and on expanding through acquisitions.  We have increased our expenditures to support these strategies.  These expenditures coupled with slower than expected growth in our systems sales and increased investments in our Information Technology group to increase efficiencies and improve customer satisfaction has resulted in our operating expenses as a percentage of revenues to continue to exceed our targets.  We consider it tactically appropriate, given our strong cash flows, to support operating expenses above our targets in the near term to capitalize on these opportunities to expand our revenues and increase our net profit margins.

Interest Expense and Other Income.

Net interest and other income was $16,000 in the third quarter of fiscal 2010 compared to $22,000 in net other expense in the third quarter of fiscal 2009.  Net interest and other income was $43,000 for the nine-month period ended July 31, 2010 compared to $65,000 in net other expense in the same period last year.  This reflects both reduced debt levels and lower interest rates.

Tax Provision.

The tax provision reflects the effective Federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred.  Generally, we expect our tax provision rate to be approximately 40%.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Based on an evaluation conducted as of July 31, 2010 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Avaya’s recently implemented requirements regarding minimum level service agreements and hardware and software upgrade requirements could have a material, negative impact on our services gross margins.

Avaya implemented new policies, effective July 1, 2010, requiring all customers to contract with Avaya for minimum service levels to access Tier IV support, and to maintain their software at no more than two trailing major version releases than the current version.  The impact of these changes to our business will be negative, but the materiality of the impact is uncertain at this time.  These impacts could include a significant decline in our services gross margins if we are required to purchase Avaya service contracts on behalf of all of our customers.  Conversely, if we chose to forego such purchases on behalf of our customers, we risk reduced customer satisfaction due to the lack of access to Avaya’s Tier IV support. We might also experience reduced sales of new Avaya systems if customers choose to abandon the product line due to increased costs for the mandatory Avaya maintenance contract.  Avaya has provided some transition relief in the form of blanket contracts and other exceptions to its stated policy, but it is too early to determine with confidence the long-term impact of these changes on our business.  At this time, no assurance can be given that these policy changes will not have a material, adverse impact on our operating results beginning as soon as fiscal 2011.

Nortel’s Chapter 11 Bankruptcy filing and subsequent sale of its enterprise solution business to Avaya may negatively impact our revenues and/or financial condition.

Nortel filed a voluntary petition for Chapter 11 bankruptcy protection on January 14, 2009.  On July 12, 2010 Nortel filed its plan of reorganization which was essentially a plan of liquidation.  This matter poses a variety of risks to our business, as follows:

•

Uncertainty surrounding Nortel’s bankruptcy has significantly dampened demand for equipment in this product line as existing Nortel customers evaluate costs and risks associated with maintaining their commitment to the Nortel platform and the associated Avaya product roadmap versus transitioning their installed based to other manufacturers’ platform.

•

We are owed approximately $717,000 in pre-petition accounts receivable less approximately $116,000 in approved offsets for amounts we owed to Nortel at the time of the filing. Nortel’s July 12 filing classifies our claim as a Class 3 “General Unsecured” claim. As such, our claim will be impaired and any distribution made by Nortel to Class 3 unsecured creditors will be shared among such creditors on a pro-rata basis. We do not know the extent to which this receivable will be impaired but it is apparent we will not collect the full amount. If this claim is not collectible in large part, we could experience material, negative operating results in the near term.

•

Nortel has filed a statement of financial affairs under which it shows payments to the Company against multiple invoices of approximately $1.6 million which were made during the 90-day statutory “preference period” under bankruptcy law. XETA’s figure for these payments is $1.14 million. As such, these payments are considered “preference payments” and are subject to a “preference claim” which can be asserted by Nortel. Bankruptcy law allows the debtor to recover these payments unless the creditor successfully establishes that the payments were made in the ordinary course of business between the debtor and creditor or if the payments were offset by subsequent new value given by XETA in the form of goods or services. If Nortel elects to assert a preference claim against the Company for this amount or any portion thereof and the Company is unable to successfully defend the claim, the Company would have to return any such amounts to Nortel.

•

Avaya’s purchase of the Nortel enterprise solution business (“NES”) may result in a significant disruption and/or material decline in our revenues and gross profits. NES is both one of our major suppliers and is an important customer in that NES outsources significant volumes of service calls to us under various managed services programs that NES has with end-user customers. Avaya and NES are large, complex companies with global operations. They have had very different marketing strategies and both have long, deep cultural traditions. The integration of these two companies will be challenging and disruptive to the market. There can be no assurance given that the combination of Avaya and NES will not have near-term and/or long-term material, negative impact on our operating results, financial position, market position, and overall reputation.

The acquisition and integration of businesses by the Company may not produce the desired financial and/or operating results.

We have recently completed the acquisition of the operating assets of Lorica Solutions and the stock of Pyramid Communication Services, Inc.  These developments are a part of our stated strategy to take advantage of the current disruption in our market by acquiring assets that increase our market share and establish a presence in the advanced communications applications market segment.  Integrating new operating assets into an existing organization is a complex business proposition.   Expected synergies and growth often do not materialize as planned.  We used existing cash balances to fund the acquisitions and their integration costs.  Furthermore, we will devote significant time and effort to improve the probability of success for these investments.  However, no assurance can be given that these acquisitions will meet our expectations for revenues and operating results, or that our capital could have been used more efficiently to improve our financial condition or operating results.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

Exhibits (filed herewith):

SEC Exhibit No.	Description

2.1	Asset Purchase Agreement dated May 10, 2010 between XETA Technologies, Inc. as Purchaser, Hotel Technology Solutions, Inc. as Seller, and Seller Principals.*

PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A CONFIDENTIAL TREATMENT REQUEST. SUCH PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION WITH THE REGISTRANT’S APPLICATION FOR CONFIDENTIAL TREATMENT.

2.2	Stock Purchase Agreement dated July 9, 2010 by and among Sellers, Pyramid Communications Services, Inc. and XETA Technologies, Inc.*

PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A CONFIDENTIAL TREATMENT REQUEST. SUCH PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION WITH THE REGISTRANT’S APPLICATION FOR CONFIDENTIAL TREATMENT.

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

*

The schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  A list of the omitted schedules appears at the end of the Exhibit.  The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XETA Technologies, Inc.
(Registrant)

Dated: September 3, 2010	By:	/s/ Greg D. Forrest
Greg D. Forrest
Chief Executive Officer

Dated: September 3, 2010	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

2.1	Asset Purchase Agreement dated May 10, 2010 between XETA Technologies, Inc. as Purchaser, Hotel Technology Solutions, Inc. as Seller, and Seller Principals.*

PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A CONFIDENTIAL TREATMENT REQUEST. SUCH PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION WITH THE COMPANY’S APPLICATION FOR CONFIDENTIAL TREATMENT.

2.2	Stock Purchase Agreement dated July 9, 2010 by and among Sellers, Pyramid Communications Services, Inc. and XETA Technologies, Inc.*

PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A CONFIDENTIAL TREATMENT REQUEST. SUCH PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION WITH THE COMPANY’S APPLICATION FOR CONFIDENTIAL TREATMENT.

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

*

The schedules to this Exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K.  A list of the omitted schedules appears at the end of the Exhibit.  The Registrant hereby agrees to furnish a copy of any omitted schedules to the Commission upon request.