Form 10-Q/A
period 2010-07-31
XETA TECHNOLOGIES INC
filed 2011-01-12
CIK 742550

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q/A (Amendment No. 1) is being filed by XETA Technologies, Inc. (the “Company”) to amend the Company’s Quarterly Report on Form 10-Q for the period ended July 31, 2010 (the “Form 10-Q) as an exhibit-only filing in response to comments received from the Securities and Exchange Commission regarding a request for confidential treatment of certain portions of Exhibits 2.1 and 2.2 which were originally filed with the Form 10-Q.  By this Amendment No. 1 to Quarterly Report on Form 10-Q/A (this “Amendment”), the Company is re-filing Exhibits 2.1 and 2.2 to disclose portions of information previously redacted pursuant to the Company’s request for confidential treatment.  Exhibits 2.1 and 2.2 to this Amendment  supersede in their entirety Exhibits 2.1 and 2.2 that were previously filed with the Form 10-Q.  In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.  Except as described above, this Amendment does not reflect events occurring after the filing of the original Form 10-Q and no revisions are being made pursuant to this Amendment to the Company’s financial statements or any other disclosure contained in the Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

XETA Technologies, Inc.
(Registrant)

Dated: January 12, 2011	By:	/s/ Greg D. Forrest
Greg D. Forrest
Chief Executive Officer

Dated: January 12, 2011	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

2.1	Asset Purchase Agreement dated May 10, 2010 between XETA Technologies, Inc. as Purchaser, Hotel Technology Solutions, Inc. as Seller, and Seller Principals.*

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