Form 10-K
period 2010-10-31
XETA TECHNOLOGIES INC
filed 2011-01-25
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2010
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
Common Stock, $0.001 par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Not applicable ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the Nasdaq closing price on April 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $32,386,758.
The number of shares outstanding of the registrant’s Common Stock as of December 17, 2010 was 19,730,236.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held April 5, 2011 are incorporated by reference into Part III, Items 10 through 14 hereof.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements relating to future events and our future performance and results. Many of these statements appear in the discussions under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than those that are purely historical may be forward-looking statements. Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “may”, “plans,” “believes,” “intends,” “projects,” “estimates,” and similar words or expressions. Forward-looking statements are not guarantees of performance, but rather reflect our current expectations, estimates, and forecasts about the industry and markets in which we operate, and our assumptions and beliefs based upon information currently available to us. These statements are subject to risks and uncertainties which are difficult to predict or which we are unable to control, including but not limited to such factors as the successful integration of recently acquired businesses and realization of anticipated synergies and growth opportunities from these transactions, the condition of the U.S. economy and its impact on capital spending trends in our markets, the financial condition of our suppliers and changes by them in their distribution strategies and support, the impact of Nortel’s bankruptcy proceedings on our pre-petition accounts receivable from Nortel and on the market for Nortel products, unpredictable revenue levels from quarter to quarter, inconsistent gross profit margins, continuing acceptance and success of the Mitel product and services offering, availability of credit to finance growth, intense competition and industry consolidation, dependence upon a few large wholesale customers in our Managed Services offering, the availability and retention of revenue professionals and certified technicians, and other risks and uncertainties specifically discussed under the heading “Risk Factors” under Part I of this report. As a result of these risks and uncertainties, actual results may differ materially and adversely from those expressed in forward-looking statements. Consequently, investors are cautioned to read and consider all forward-looking statements in conjunction with such risk factors and uncertainties. The Private Securities Litigation Reform Act of 1995 provides a safe-harbor for forward-looking statements made by the Company.

PART I

ITEM 1.	BUSINESS
Development and Description of Business
XETA Technologies, Inc. (“XETA”, the “Company”, “we”, “us”, or “our”), an Oklahoma corporation formed in 1981, is a leading provider of advanced communications solutions with nationwide sales and service. We provide a wide variety of applications including voice messaging, wireless voice and data solutions, video applications, contact center solutions, unified communication, and high speed internet access solutions to hospitality and conference center customers. We sell and/or support communications solutions produced by several manufacturers including Avaya, Inc. (“Avaya”), Mitel Corporation (“Mitel”), Samsung Business Communications Systems (“Samsung”), Juniper Networks, Polycom, Microsoft and ShoreTel Corporation (“ShoreTel”).
In fiscal 2010, we implemented a strategy to use our unique market position as a national partner of Avaya and Nortel and our strong balance sheet to pursue acquisitive growth opportunities. As a result of our successful execution of this strategy, we completed three acquisitions in the second half of fiscal 2010 and absorbed the key employees and fixed assets of an additional strategic asset that was abandoned by its previous owner. These acquisitions all address our strategic initiative to advance our business from its historic roots in voice networks and services into the broader unified communications and data networking market, including consultative services. Our acquisition of the assets of Hotel Technologies Solutions, Inc., d/b/a Lorica Solutions (“Lorica”), a privately-held company headquartered in Buffalo, New York, in May, 2010 provided us with a high speed internet access product and service offering and an additional recurring revenue stream in the hospitality vertical market. It also provided us with a platform to resume development of a line of proprietary products to further expand our already strong brand in this market. The acquisition of Pyramid Communications Services, Inc. (“Pyramid”), a privately held company headquartered in Dallas, Texas and the acquisition of the operating assets of Data-Com Telecommunications, Inc. (“Data-Com”), a New Jersey based privately held company, provided us with additional geographic coverage, important new customer relationships, new streams of recurring revenues, and broadened our manufacturer relationships. Finally, we absorbed certain sales and technical employees and a small amount of strategic assets which were being divested by their owner. We have used these assets and personnel to form our new Network Operations Center (“NOC”) and related product offerings around data and voice network monitoring and help desk services. The terms of these purchase agreements are described in Note 16 of the Notes to Consolidated Financial Statements.
We market our products and services to a variety of companies such as enterprise-class multi-location, mid market and large companies located throughout the United States. We also market our solutions and services to several vertical markets such as hospitality, education, Federal government, and healthcare, including a line of proprietary call accounting systems to the hospitality industry.
We provide a wide variety of services to support our customers including professional services such as network architecture and engineering, contact center consulting, wireless solution architecture and information security consulting. We also offer white label solutions deployment, re-badging, traditional MAC services, and maintenance contracts. Beginning in late 2010, we began offering services such as proactive monitoring, remediation and help desk services through our new Network Operations Center (“NOC”).
We deliver our services through a nationwide network of Company-employed design engineers, service technicians and qualified third party service providers. Our service delivery is coordinated in our contact center, which operates 24-hours per day, 7-days-per-week and is located at our headquarters in Broken Arrow, Oklahoma and our NOC is located in Hazelwood, Missouri. Our national technical footprint and 24-hour services are well-suited to address the communication needs of large, multi-location, national, or super-regional customers.
Large enterprises often have a combination of manufacturer platforms in their communications equipment portfolios. As such our ability to sell and service the leading communication platforms is an important competitive advantage. Because of our extensive array of products and services, we enjoy multiple sales opportunities with these customers. These include new equipment installations, implementation of advanced applications, and various service relationships.
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
Under our wholesale services offering, we collaborate with manufacturers, network service providers and systems integrators to provide services to their end-user customers. In many instances, we provide field resources to carry out on-site service activities. Under a full outsourcing arrangement we may provide a broader range of services. These services include call center support, help desk services, remote technical support, on-site labor and spare parts. Our wholesale services business initiative has succeeded because we provide excellent service to end-user customers, and are willing to create and execute flexible service programs and billing arrangements.

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
We sell these systems under dealer agreements with Avaya, Mitel, and Shortel. These manufacturers have significant installed bases in the communications equipment market and are migrating their customers from traditional telephony systems to server based platforms. To support our sales efforts we receive incentive payments from the manufacturers to offset certain product costs, training expenses, and specific sales and marketing expenses. We purchase Avaya products through major distributors and receive additional price incentives from these distributors. These incentive payments are material to our business. We purchase Mitel and Shortel systems directly from the manufacturer from whom we also earn certain discounts and incentive payments. We sell data networking products to the commercial market under non-exclusive dealer agreements with Avaya, Samsung, Juniper Systems, Cisco Systems Inc., and Hewlett-Packard Company. As a result of an acquisition in fiscal 2010, we became a distributor of Samsung Communications Systems, whose systems are sold primarily to small and mid-sized businesses. We support Samsung dealers with new systems and technical support.
Hospitality Products
Communications Systems. We sell communications systems to the hospitality industry through nationwide, non-exclusive dealer agreements with Avaya and Mitel. In addition to most of the features available on commercial systems, the systems sold to hospitality customers include hospitality-specific software, which integrates with nearly all aspects of the property’s operations. We offer a variety of related products such as voice mail systems, analog telephones, uninterruptible power supplies, announcement systems, and others, most of which also have hospitality-specific features. The majority of these additional products are sold in conjunction with the sale of new communications systems and, with the exception of voicemail systems, are purchased from regional and national suppliers.
Proprietary Products. We sell a line of proprietary products to the hospitality industry. The Lorica Room Center (“LRC”) is a converged IP-based managed network which was designed specifically for the lodging industry. We also provide high speed internet access, network monitoring services, and guest help desk services to the hospitality industry. We sell call accounting products under the Virtual XL® and Virtual XL.2™ product names. The “VXL” series is a PC-based system designed to operate on a property’s local or wide area network. If that network is connected to the Internet, the VXL can also be accessed via an Internet connection. The original VXL is a rack-mounted, server-style system and is marketed under the name Virtual XL.2™ (“VXL”). The VXL systems are our latest in a series of call accounting products we have successfully marketed since the Company’s inception. Many of those earlier products remain in operation at customer locations and are under maintenance contracts with us or generate time-and-materials (“T&M”) revenues. These revenues and the related gross profits are material to our business.
Sales of communications systems and products to the hospitality industry represented 5%, 13%, and 10% of total revenues in fiscal 2010, 2009 and 2008, respectively. Marriott International, Host Marriott, and other Marriott-affiliated companies (“Marriott”) represent a single customer relationship for our Company and a major contributor to our hospitality revenues. Revenues earned from sales of hospitality systems sold to Marriott represented 30%, 20%, and 21% of our sales of hospitality systems in fiscal 2010, 2009, and 2008, respectively.

Services
Services revenue is our largest revenue stream. Because a majority of these revenues are recurring and produce generally higher margins, this portion of our business is of vital importance to our operating results. Our services offerings include nation-wide customer service, project management, professional services, installation, consulting, white label managed services, managed network services, help desk services and structured cabling implementation. The geographic reach and technical breadth of our services organization are key differentiators between us and our competitors.
Our services organization includes our National Service Center (“NSC”) located at our headquarters in Broken Arrow, Oklahoma. The NSC supports our commercial and hospitality customers who have purchased maintenance contracts on their systems, our wholesale services offerings, as well as other customers who engage us on hourly time-and-material or per occurrence basis. We employ a network of highly trained technicians who are strategically located in major metropolitan areas and can be dispatched to customer locations or to install new systems. We also employ design and implementation engineers, referred to as our Professional Services Organization (“PSO”), to design voice, data, and converged solutions to meet specific customer requirements. Much of the work done by the PSO is pre-sales design and is often not recovered in revenues. While this activity represents a significant investment, we believe that by hiring the most qualified personnel possible to provide these services we create a competitive advantage.
In late 2010, we opened a NOC in Hazelwood, Missouri to provide a variety of new services including proactive and remedial network monitoring and help desk services. The NSC also has redundant NOC facilities.
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
To our non-hospitality end-users of Nortel equipment, we sell XETA maintenance contracts. We aggressively market our services capabilities to existing and potential wholesale customers. Our largest wholesale customers are systems integrators and network service providers who have outsourcing contracts with large enterprise and government entities and use us to augment their service capabilities.
For Avaya products sold to non-hospitality customers, we sell Avaya’s post-warranty maintenance contracts, for which we earn a commission. These commissions are recorded as “Other Revenues” in our financial statements and are material to our gross profits and net income.
For our distributed products, we pass on the manufacturer’s limited warranty, which is generally one year in length. Labor costs associated with fulfilling the warranty requirements are generally borne by us. For our proprietary products sold to the hospitality industry, we provide a limited one-year parts and labor warranty.
Marketing
We market our products and services primarily through our direct sales force to a wide variety of customers including large national companies, mid-size companies, hospitality industry, education market, Federal government, and the healthcare industry. Because the technology we sell is typically an application running on an existing data network, the focus is toward data networking decision makers, many of whom are at the executive level of their organization. These executives may have long-standing relationships with their data products and services dealers.
In addition to marketing directly to end-users, we also have a significant sales and marketing effort dedicated to our wholesale services. This area of our business has experienced significant growth in recent years and is a key contributor to our increase in services revenues. Under these offerings we partner with manufacturers, network services companies, and systems integrators to provide a variety of technical and outsourced services to our partners’ end-user customers. We make considerable investments in sales and technical resources to create relationships with current and potential wholesale partners. Once those relationships are established, we jointly market our capabilities with our partners to end-users who have requested bids for new services or are renewing existing contracts.
Another important aspect of our marketing effort centers on our relationships with our manufacturers. Our most important manufacturer relationship is with Avaya, which also includes the legacy Nortel product line. Avaya is rapidly deploying changes to its go to market and channel strategies to more effectively compete as a software and unified communications centric manufacturer. Some of these changes are creating opportunities for us to introduce new products to customers in the form of system upgrades or replacements, reduce our costs associated with complex delivery of technical support and increase our revenues earned from the sale of Avaya maintenance contracts. We are adjusting our marketing strategies to maximize our benefit from Avaya’s changes while also working to minimize the inherent risks associated with such strategy shifts (those risks are discussed in ITEM 1.A “Risk Factors” below).

As a national dealer, we have certain technical and geographical capabilities that help differentiate us in the marketplace and we aggressively market these capabilities to the manufacturers we represent. The manufacturers utilize us in a variety of ways, from fulfilling certain customer orders to handling entire customer relationships. We have carefully positioned ourselves as a leading dealer by achieving the highest level of certification with each manufacturer, building our in-house engineering capabilities, providing nationwide implementation services, and through access to our 24-hour, 7 days-per-week service center.
Our marketing efforts to the hospitality industry rely heavily on our experience and reputation in that industry. Over the course of serving this market for more than 29 years, we have built strong long-term relationships with a wide range of key decision makers responsible for the purchase of hotel communications technology. We have relationships with nearly all hotel chains and major hospitality property management companies. We target our hospitality marketing efforts at strengthening and deepening these relationships.
Competition
Commercial. The market for Commercial communications systems, applications and services has evolved due to the convergence of voice and data networks and the speed at which new applications are being introduced. Our market has always been highly competitive, and all of the manufacturers we represent have extensive dealer networks which include larger organizations with significantly more marketing and financial resources than us. Avaya, in particular has an extensive dealer organization, including the Regional Bell Operating Companies, nationwide dealers similar to us, and smaller regional dealers. In addition, we also face competition from dealers of other communications’ technology manufacturers such as Cisco Systems, Inc. and Alcatel-Lucent. With the addition of data products dealers, particularly Cisco dealers, competition has increased. Many of our new competitors have long-standing relationships with the Information Technology (“IT”) decision makers of our customers, increasing the ferocity of the competition.
Hospitality. We face similar competitive pressures to those discussed above in our hospitality business. However, since the hospitality market is a small niche market, we believe our most effective advantages are the performance and reliability of our proprietary call accounting systems and our high level of service commitment to this niche market.
We assemble the Virtual XL® and Virtual XL.2™ systems, our proprietary call accounting systems, which are sold exclusively to the hospitality industry. The LRC system is assembled by a third party manufacturer. These systems are assembled from an inventory of components, parts and sub-assemblies obtained from various suppliers. These components are purchased from a variety of regional and national distributors at prices that fluctuate based on demand and volumes purchased. Some components, although widely distributed, are manufactured by a single, usually foreign, source and are therefore subject to shortages and price fluctuations if manufacturing is interrupted. We maintain adequate inventories of components to mitigate short-term shortages and believe the ultimate risk of long-term shortages is minimal.
All of the other products we sell are purchased as finished goods from the manufacturers’ distributors.
Employees
We employed 467 and 372 employees at December 1, 2010 and 2009, respectively.
Copyrights, Patents and Trademarks
We own registered United States trademarks on the following names for use in the marketing of our hospitality services and systems: “XETA,” “XPERT,” “XL,” “Virtual XL,” and “Room Center”. All of these trademarks are on the principal register of the United States Patent and Trademark Office.

ITEM 1A.	RISK FACTORS
Our business and prospects are subject to risks and uncertainties. The following items are representative of the risks, uncertainties and assumptions that could affect our business, future performance and the outcome of our forward-looking statements.
Our largest manufacturing partner is implementing a broad range of strategic initiatives some of which could have a material, negative impact on our gross margins.
Avaya has made or announced several changes in their marketing and dealer channel strategy including changes in pricing, mandatory contractual agreements to engage with Avaya technical support and certain limitations on dealers’ service offerings. These changes are potentially disruptive to our business as they require adjustments to our marketing strategies as well as to day-to-day operating interactions with Avaya. Additionally, there is inherent risk to customer relationships when manufacturers adjust their product and service strategies over a rapid timeline. We have already experienced some erosion in our service margins as a result of the changes implemented in 2010 and one of our significant customers has standardized on another of our manufacturer’s platform in reaction to changes implemented by Avaya within the past year. No assurance can be given that the various strategic shifts at Avaya will not cause a material, negative impact to our results of operations.
The acquisition and integration of businesses by the Company may not produce the desired financial and/or operating results.
During fiscal 2010, we completed the acquisition of three businesses in separate transactions. These acquisitions are a part of our stated strategy to take advantage of the current disruption in our market by acquiring assets that increase our market share and establish a presence in the advanced communications applications market segment. Expected synergies and growth often do not materialize as planned. Furthermore, we will continue to devote significant time and effort to improve the probability of success for these investments. However, no assurance can be given that these acquisitions will meet our expectations for revenues and operating results, or that our capital could not have been used more efficiently to improve our financial condition or operating results.
Our business is affected by capital spending. Economic conditions may continue to inhibit capital spending over the next twelve months and beyond.
The U.S. economy is struggling to emerge from a severe recessionary contraction creating continued uncertainty in the outlook for corporate capital spending. Because our business relies on capital spending for technology and equipment, we may continue to experience lumpy demand for our products. This could have a material, negative impact on our operating results and financial condition.
We may experience higher than normal bad debt losses as a result of economic conditions and may experience lower revenues as a result of limiting our extension of credit to customers.
The economic downturn and tight credit markets have resulted in some of our customers experiencing difficulty in paying their obligations to us, particularly obligations related to the purchase of new systems. While we monitor credit reports and payment histories carefully, we cannot eliminate all of the risks associated with the extension of credit. As a result, we may experience higher rates of bad debt in the near future and we may also experience lower revenues as a result of tightening our credit standards.

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
Increasing use of cell phones by guests has caused a rapid decline in hotels’ revenues and gross profits earned from long distance and other telephone-related fees. This development has severely reduced the importance of PBX and call accounting systems in hotels. Additionally, many of the new voice applications have limited value in the hospitality market. As a result, there is not a compelling financial reason or guest-driven need to replace existing equipment. The primary uses of guest room phones are to access hotel amenities such as the front desk or room service or to call other guests. Additionally, guest room phones are necessary to satisfy laws mandating access to 911 services in all guest rooms. Manufacturers who enjoy a significant share of the installed base of systems in the hospitality market are in competition with startup firms to develop low cost, shared, network dial tone that will meet the needs of hotel properties at prices that will produce a sufficient return on their investment. While we are carefully monitoring these developments, there is no assurance that hotel’s spending on PBX and call accounting systems and associated maintenance services will not drop dramatically resulting in a material, negative impact on our operating results.
Success in our overall strategy, a key component of which is to focus on the marketing of advanced communications products and applications and related services, may be difficult or even prevented by a variety of factors.
Expansion of our net profit margins and increasing our shareholders’ return on investment over the long term is highly dependent upon our ability to become a leader in the sale, implementation, and ongoing maintenance of advanced communications products and applications. Because of their sophistication and complex integration with both network and desktop software applications, including Microsoft Office products such as Outlook, these products are expected to earn higher margins than our current products. To succeed in these dynamic markets, we must continue to: train our sales employees on the capabilities and technical specifications of these new technologies; train our services technicians to support these products and applications; develop relationships with new types of qualified service providers to supplement our internal capabilities; and develop new relationships with different disciplines, and at higher management levels, within our customers’ organizations.
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
Nortel’s Chapter 11 Bankruptcy filing and subsequent sale of its enterprise solution business to Avaya may negatively impact our financial condition.
Nortel filed a voluntary petition for Chapter 11 bankruptcy protection on January 14, 2009. On July 12, 2010, Nortel filed its plan of reorganization which was essentially a plan of liquidation. We are owed approximately $717,000 in pre-petition accounts receivable less approximately $116,000 in approved offsets for amounts we owed to Nortel at the time of the filing. Nortel’s July 12, 2010 filing classifies our claim as a Class 3 “General Unsecured” claim. As such, our claim will be impaired and any distribution made by Nortel to Class 3 unsecured creditors will be shared among such creditors on a pro-rata basis. We do not know the extent to which this receivable will be impaired but it is apparent we will not collect the full amount. If this claim is not collectible in large part, we could experience material, negative operating results in the near term.

We face intense competition fueled by rapid changes in the technologies and markets in which we operate.
The market for our products and services is highly competitive and subject to rapidly changing technologies. As the industry continues to evolve and new technologies and products are introduced, new participants enter the market and existing competitors search for ways to strengthen their positions and expand their offerings. There is a developing trend toward consolidation, which could result in the creation of stronger competitors better able to compete as a sole-source vendor for customers. While we believe that through our transformation and expansion during the last few years, we are well positioned to compete effectively in the marketplace; our failure to maintain or enhance this position could adversely affect our business and results of operations.
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
We hold the highest level of dealer certifications with Avaya and Mitel. These certifications are based on technical and sales capabilities and purchasing volumes and are reviewed annually. We emphasize the fact that we are one of the few providers in our market to have the highest certification level with each manufacturer and we believe that this is a significant differentiator with some customers who have two or more of the manufacturers’ products in their installed base. Additionally, as a result of these certifications we receive enhanced manufacturer incentive payments which are material to our operating results. While we expect to maintain the technical capabilities, sales skill sets, and purchasing volumes to secure our certifications, a downgrade could have a material impact on our reputation in the market and negatively impact our operating results.
The introduction of new products could result in reduced revenues, reduced gross margins, reduced customer satisfaction, and longer collection periods.
We sell a variety of highly complex products that incorporate leading-edge hardware and software technology. Early versions of these products, which we are selling currently, can contain software defects or “bugs” that can cause the products to not function as intended. We will be dependent upon our suppliers of these technologies to fix these problems. The inability of the manufacturer to quickly correct these problems could result in damage to our reputation, reduced revenues, reduced customer satisfaction, delays in payments from customers for products purchased, and potential liabilities.

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
We sell communications systems under dealer agreements with various manufacturers such as Avaya, Mitel and Shortel. We are a major dealer for many manufacturers and we consider our relationship with them to be good. Nevertheless, if our strategic relationship with our manufacturers were to be terminated prematurely or unexpectedly, our operating results would be adversely impacted. Furthermore, these agreements require that we meet certain volume commitments to earn the pricing incentives provided in the dealer agreements. Failure to meet these requirements could have material adverse consequences on our gross margins and overall operating results.
We are dependent upon a few suppliers.
Our growth and ability to meet customer demand depends in part on our capability to obtain timely deliveries of products from suppliers. Avaya utilizes a two-tier distribution model whereby a few third-party companies (super distributors) distribute their products to their dealer communities. The limited amount of distribution available for these product lines increases our risk of interruptions in the supply of these products.

We may incur goodwill and other asset impairments in the event our business was to suffer a severe decline.
We are required to evaluate the fair value of each of our reporting units annually to determine if the fair value is less than the carrying value of those reporting units. If we determine that is the case, then an impairment loss will be recorded in our statement of operations. In fiscal year 2010, after completing the annual impairment test, management determined that the fair value of each reporting unit was greater than our carrying value and therefore no impairment had occurred. In fiscal year 2009, management determined that the goodwill associated with our commercial equipment sales reporting unit was impaired and we recorded an impairment charge of $14.8 million. We could experience further deterioration in this area of our business or other areas of our business, which might result in additional impairment of our remaining goodwill balances. Additional impairment charges could have a material adverse effect on our financial condition and results of operations.
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
We have additional leased facilities located in Hazelwood, Missouri. In addition to our primary warehouse and shipping operation, this facility houses sales staff, technical design, professional services and installation support personnel. We lease office space for branch offices in Richardson, Texas; Flanders, New Jersey; Carrolton, Texas; and Southborough, Massachusetts. These facilities primarily house sales and technical personnel. We also lease other office space throughout the U.S. for sales, consulting, and technical staff.

ITEM 3.	LEGAL PROCEEDINGS
None.
PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
Our common stock is traded on the Nasdaq Global Market under the symbol “XETA.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the Nasdaq National Market.

	2010		2009
Quarter Ended:	High	Low	High	Low
January 31	$3.15	$2.27	$2.21	$1.25
April 30	$3.99	$2.85	$2.05	$1.06
July 31	$3.95	$3.05	$3.00	$1.66
October 31	$3.64	$2.60	$2.98	$2.05
We have never paid cash dividends on our common stock. Payment of cash dividends is dependent upon our earnings, capital requirements, overall financial condition and other factors deemed relevant by the Board of Directors. Currently, we are prohibited by our credit facility from paying cash dividends.
In 2008 the Board of Directors approved a stock repurchase program in which up to $1 million could be used to repurchase our common stock in open market. During fiscal year 2009, we repurchased a total of 30,796 shares of our common stock for a total cash investment of $58,157. There was no repurchase activity during fiscal 2010 and the program was withdrawn by the Board of Directors.
As of November 16, 2010, there were approximately 170 shareholders of record of our common stock. We believe that the number of beneficial owners of our common stock who hold in street name is in excess of 1,500.
EQUITY COMPENSATION PLAN INFORMATION

				Number of securities
				remaining available for
				future issuance under
	Number of securities to be		Weighted-average	equity compensation
	issued upon exercise of		exercise price of	plans (excluding
	outstanding options,		outstanding options,	securities reflected in
	warrants and rights		warrants and rights	column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	527,284		$2.93	2,489,207	(1)
Warrants issued in acquisition	150,000		3.77	0
Equity compensation plans not approved by security holders	240,000	(2)	$7.43	0

Total	917,284		$4.24	2,489,207

(1)
The 2004 Plan includes an evergreen feature in which 3% of the total outstanding shares are added to the total shares available for issuance. The evergreen feature does not apply to incentive stock options. Consequently, there are 530,000 shares available to be issued as incentive stock options under the 2004 Plan.

(2)
All of these options were granted as part of an initial compensation package to certain former officers upon their hiring. These options vested over three years. Of the total 240,000 shares, 200,000 are exercisable until August 1, 2011 and the remainder are exercisable until February 28, 2013.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
In fiscal 2010, we implemented a strategy to use our unique market position and strong balance sheet to pursue acquisitive growth opportunities. As a result of our successful execution of this strategy, we completed three acquisitions in the second half of fiscal 2010 and absorbed the key employees and fixed assets of an additional strategic asset that was abandoned by its previous owner. These successes plus organic revenue growth of 12% enabled us to record $85.7 million in revenues in fiscal 2010, up 20% from fiscal 2009.
The acquisitions completed in fiscal 2010 all address our strategic initiative to advance our business from its historic roots in voice networks and services into the broader unified communications and data networking market, including consulting services. Our acquisition of the assets of Hotel Technologies Solutions, Inc., d/b/a Lorica Solutions (“Lorica”), a privately-held company headquartered in Buffalo, New York, in May, 2010 provided us with a high speed internet access product and service offering and a help desk service offering in the hospitality vertical market. It also provided us with a platform to resume development of a line of proprietary products to further expand our already strong brand in this market. The acquisition of Pyramid Communications Services, Inc. (“Pyramid”), a privately held company headquartered in Dallas, Texas and the acquisition of the operating assets of Data-Com Telecommunications, Inc. (“Data-Com”), a New Jersey based privately held company, provided us with additional geographic coverage, important new customer relationships, new streams of recurring revenues, and broadened our manufacturer relationships. Finally, we absorbed certain sales and technical employees and a small amount of strategic assets which were being abandoned by their owner. We have used these assets and personnel to form our new Network Operations Center (“NOC”) and related product offerings around data and voice network monitoring and help desk services. The terms of these purchase agreements are described in Note 16 of the Notes to Consolidated Financial Statements.
The discussion that follows provides more details regarding the factors and trends that affected our financial results, liquidity, and capital resources in fiscal 2010 when compared to the previous year.
Results of Operations
FISCAL YEAR 2010 COMPARED TO FISCAL YEAR 2009.
Revenues for fiscal 2010 were $85.7 million compared to $71.6 million in fiscal 2009, a 20% increase. Net income for fiscal 2010 was $1.4 million compared to a net loss of $10.3 million in fiscal 2009, which included $14.8 million ($9.0 million after-tax) in impairment charges against our Goodwill and $3.0 million ($1.8 million after-tax) in impairment charges against our ERP system. Without these one-time charges, our net income in fiscal 2009 would have been $505,000. Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2010.
Services Revenues. Revenues earned from our services business were $51.3 million in fiscal 2010 compared to $41.1 million in fiscal 2009, a 25% increase. This increase reflects a 21% or $6.1 million increase in maintenance and repair revenues, a 37% or $3.5 million increase in implementation revenues, and a 23% or $611,000 increase in structured cabling revenues.

The increase in our maintenance and repair services business, which include revenues earned from maintenance contracts and time-and-materials (“T&M”) charges reflects the continued success of our wholesale services programs as well as the addition to our base of maintenance customers associated with the purchase of Lorica, Pyramid and Data-Com. We aggressively market our national service footprint and multi-product line technical capabilities to existing and potential wholesale service partners such as network service providers, and large voice and data integrators. Under these offerings we partner with manufacturers, network services companies, and systems integrators to provide a variety of technical services to our partners’ end-user customers. Typically in these relationships, we are filling gaps in geographic or technical competence for our wholesale partner. Our national service footprint and strong technical capabilities make us an attractive partner to these large organizations who have won large outsourcing contracts with end-users. We have invested heavily in sales and technical resources to create relationships with current and potential wholesale partners. Once those relationships are established, we jointly market our capabilities with our partners to end-users who have requested bids for new services or are renewing existing contracts. The wholesale services segment is a highly competitive market and because of their size and prominence end-users can demand both favorable pricing and high service levels. In most cases, our service performance is measured monthly, quarterly and/or annually by our partner. To date, our service ratings have been excellent. However, our experience indicates that end-users expect excellent service ratings, and pricing drives most purchase decisions. As a result, we have limited influence in contract negotiations between our wholesale partners and end-users. This is a key difference between the direct and wholesale services offerings. We expect growth in our wholesale services business to include large contract wins that are partially offset by the occasional loss of a large wholesale services contract.
Our implementation revenues reflect an increase in revenues from our Professional Services Organization (“PSO”) and relatively flat installation revenues. We attribute this to increasing demand for more complex communications systems requiring significant fee-generating design and engineering services. Additionally, we continue to build the capabilities and breadth of our PSO organization to enable us to provide more high value products and services to our customers, particularly advanced communications applications such as unified communications solutions and video conferencing as well as data networking assessment, design, and monitoring. In the near term, Implementation revenues will continue to be closely aligned with the sale of new systems. From a long term perspective, however, as we broaden our product and service offerings and as customers displace conventional communications platforms and adopt more complex systems, we anticipate growth in this area of our business through the fee-based utilization of our highly skilled technical resources.
Our structured cabling revenues increased 23% in fiscal 2010. The increase is primarily from a new wholesale service program added late in fiscal 2009.
Systems Sales. Sales of systems were $34.0 million in fiscal 2010 compared to $30.1 million in fiscal 2009, a 13% increase. Sales of systems to commercial customers were $29.9 million in fiscal 2010, a 42% increase compared to fiscal 2009. Sales of systems to hospitality customers were $4.2 million in fiscal 2010, a 54% decrease compared to the prior year.
Sales of systems to commercial customers reflect a $2.6 million increase with one of our major customers in the education vertical market. While orders for systems to other commercial customers are above last year’s pace, systems revenues continue to reflect the general unpredictable nature of this segment of our business and reluctance on the part of some customers to make significant new investments in technology.
Our hospitality sector experienced a delayed reaction to the deep recession in 2009. Because of spending momentum and new construction and major renovation projects already committed in 2009, we enjoyed a strong year in sales of new systems to this market. In 2010, capital spending in hospitality was severely curtailed resulting in the steep reduction in our sales of systems in this market segment. While no assurance can be given, we are expecting an improvement in this area of our business in fiscal 2011.
Other Revenues. Other revenues were $360,000 in fiscal 2010 compared to $396,000 in fiscal 2009. Other revenues consist of commissions earned on the sale of Avaya maintenance contracts. The decrease in other revenues is attributable to a decrease in the sales of Avaya post-warranty maintenance contracts. Under our dealer agreement with Avaya, we are paid a commission on sales of their maintenance contracts to the Avaya customer base. The commission value on the sale of a maintenance contract is based on the size and length of the contract and the underlying equipment covered under the agreement. This is an unpredictable revenue stream that depends on the expiration dates of existing contracts, installation dates of new systems, the customer type as defined by Avaya, and the number of years that customers contract for services.
Gross Margins. Gross margins were 27.4% in fiscal 2010 compared to 27.2% in fiscal 2009.

The gross margins earned on services revenues were 30.9% in fiscal 2010 compared to 31.1% in fiscal 2009. Our service margins declined in the fourth quarter due to the short-term impact of the start-up of our network operations center and general inefficiencies from integrating newly acquired operations into our existing systems and processes. We expect steady improvement of these issues throughout fiscal 2011 and integration efforts continue. Overall, our service margins have been expanding reflecting an increase in recurring service revenues combined with improved cost controls, improved utilization of variable labor through the use of third party Quality Service Partners, and improved utilization of our professional services personnel for consulting and fee-based engagements. Despite the additional costs associated with our new businesses, our services margins were within our target range of 30%-35%.
Gross margins on systems sales were 26.4% in fiscal 2010 compared to 26.6% in fiscal 2009. These margins are slightly higher than our expectations of 23%-25% and reflect our continued focus on systems sales margins through controls around contract acceptance and margin reviews. We work closely with our manufacturers and distributors to maximize vendor support through rebate, promotion, and competitive discount programs. These discounts and incentives are material to our gross margins. The Systems sales market is highly competitive and downward pressure on margins is a constant in this segment of our business. We believe the techniques and disciplines we employ around contract acceptance and margin reviews will enable us to maintain our gross margins on systems sales. However, we can give no assurance regarding possible changes in our vendor support programs or other market factors that could either increase or lower margins.
A final component to our gross margins is the margins earned on other revenues. These include costs incurred to market and administer the Avaya post-warranty maintenance contracts that we sell and our corporate cost of goods sold expenses. While we earn a commission on the sale of Avaya post-warranty maintenance contracts which has no direct cost of goods sold, we incur costs in marketing and administration of these contracts before submitting them to Avaya. Corporate cost of goods sold represents the cost of our material logistics, warehousing, advance replacement of service spare parts, and purchasing functions. Corporate cost of goods sold was 1.7% of revenues in fiscal 2010 compared to 2.0% of revenues in fiscal 2009.
Operating Expenses. Operating expenses were $21.3 million or 24.9% of revenues in fiscal 2010 compared to $36.4 million, including $17.8 million in impairment charges, or 50.8% of revenues in fiscal 2009. Excluding the impairment charges, operating expenses were 25.9% of revenues in fiscal 2009. The modest improvement in operating expenses as a percent of revenues was realized despite an increase of over $500,000 in investment in IT related activities and $617,000 in non-recurring expenses for professional fees and other costs related to recently completed and new corporate development activities. Integration expenses included professional fees such as legal, tax and valuation services, finder’s fees, consulting fees paid to outside contractors for integration and due diligence services, and travel costs directly associated with integration activities. Additionally, vendor support payments earned in fiscal 2010 were approximately $670,000 lower than in fiscal 2009 due to additional payments received in 2009 to assist in the transition of Nortel to Avaya and the on-boarding of new manufacturer relationships such as Mitel. These support payments are not directly associated with specific transactions, but are to assist in the marketing of the manufacturer’s products and the promotion of their brand. As a result, these payments are recorded as offsets to our operating expenses.
Interest Expense and Other Income. Interest expense consists primarily of interest paid or accrued on our credit facility. Interest expense was $36,000 in fiscal 2010 compared to $100,000 in fiscal 2009. This reduction reflects both lower interest rates and lower average borrowing during the year. Net other income in fiscal 2010 was approximately $139,000 compared to net other income of approximately $28,000 in fiscal 2009. Most of this increase was the result of a note agreement with a customer which generated interest and late fee income in fiscal 2010. This note was paid in full by the customer in early fiscal 2011.
Income Tax Expense. We have recorded a combined Federal and state tax provision of approximately 39.0% in fiscal 2010 and 39.2% in fiscal 2009. This rate reflects the effective Federal tax rate plus the estimated composite state income tax rate.
Operating Margins. Our net income as a percent of revenues in fiscal 2010 was 1.6%. In fiscal 2009, excluding the impact of the non-cash impairment charges, net income as a percentage of revenues was 0.7%. This increase reflects a 108 basis point improvement in operating expenses as percent of revenues, a 22 basis point increase in other income, and a 16 basis point improvement in gross profit margin (all on a pre-tax basis). We believe operating margins can be improved to the 4% to 6% range through continued expansion of our more predictable and recurring revenue streams, better use of technology, and improved management of sales resources.

FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008.
Revenues for fiscal 2009 were $71.6 million compared to $84.3 million in fiscal 2008, a 15% decrease. The net loss for fiscal 2009 was $10.3 million compared to net income of $2.1 million in fiscal 2008. Discussed below are the major revenue, gross margin, and operating expense items that affected our financial results during fiscal 2009.
Services Revenues. Revenues earned from our services business were $41.1 million in fiscal 2009 compared to $43.5 million in fiscal 2008, a 6% decrease. This decline reflected a 1% or $228,000 decrease in maintenance and repair revenues, a 15% or $1.6 million decrease in implementation revenues, and a 17% or $538,000 decrease in structured cabling revenues.
The decreases in our maintenance and repair services business consisted of relatively flat contract maintenance revenues and a decrease in T&M revenues of 5%. The decrease in our implementation revenues in fiscal 2009 reflected the difficult comparison to fiscal 2008 which provided over $3 million in implementation revenues associated with the Miami-Dade County Public School’s (“M-DCPS”) orders. Our structured cabling revenues decreased 17% in fiscal 2009. This decline was a difficult comparison to our structured cabling revenues in fiscal 2008 due to the significant contribution to these revenues by the M-DCPS orders during fiscal 2008.
Systems Sales. Sales of systems were $30.1 million in fiscal 2009 compared to $38.9 million in fiscal 2008, a 23% decrease. Sales of systems to commercial customers were $21.1 million in fiscal 2009, a 30% decrease compared to fiscal 2008. Sales of systems to hospitality customers were $9.0 million in fiscal 2009, a 5% increase compared to fiscal 2008.
The decrease in sales of systems to commercial customers was primarily attributable to the completion of the M-DCPS contract which produced $1.7 million in equipment revenues during fiscal 2009 compared to $9.4 million during fiscal 2008. Additionally, macro-economic conditions and uncertainty around the Nortel bankruptcy dampened capital spending on technology.
The increased sales of systems to hospitality customers in fiscal 2009 reflected our continued success in this relatively mature niche market despite considerable economic challenges in the hospitality segment and the successful execution of our strategy to expand into the Mitel product offering.
Other Revenues. Other revenues were $396,000 in fiscal 2009 compared to $1.9 million in fiscal 2008. The decrease in other revenues was attributable to a decrease in the sales of Avaya post-warranty maintenance contracts.
Gross Margins. Gross margins were 27.2% in fiscal 2009 compared to 26.4% in fiscal 2008.
The gross margins earned on services revenues were 31.1% in fiscal 2009 compared to 28.3% in fiscal 2008. Gross margins earned on Services revenues reflected mixed results between improved margins earned on maintenance and repair services and structured cabling, which were offset by lower margins on implementations. Gross margins on systems sales were 26.6% in fiscal 2009 compared to 26.2% in fiscal 2008.
A final component to our gross margins was the margins earned on other revenues. (See discussion of gross margins on other revenues in the caption “Gross Margins” under “FISCAL YEAR 2010 COMPARED TO FISCAL YEAR 2009” above for an explanation of composition of these margins). Corporate cost of goods sold was 2.0% of revenues in fiscal 2009 compared to 1.8% of revenues in fiscal 2008.
Operating Expenses. Operating expenses, which included $17.8 million in impairment charges, were $36.4 million or 50.8% of revenues in fiscal 2009 compared to $18.6 million or 22.0% of revenues in fiscal 2008. Excluding the impairment charges, operating expenses were 25.9% of revenues in fiscal 2009. The increase in operating expenses included a $17.8 million impairment charge, a bad debt provision of $350,000 in specific response to the Nortel bankruptcy filing, increased legal fees to support litigation and board governance activities, increased amortization of our ERP system and increased amortization of intangible assets associated with recent acquisitions of service contracts and customer lists.
Interest Expense and Other Income. Interest expense was $100,000 in fiscal 2009 compared to $334,000 in fiscal 2008 reflecting both lower interest rates and lower average borrowing during the year. The cash cycle on the M-DCPS project was extremely long and forced us to borrow heavily on our revolving line of credit in fiscal 2008 to meet working capital needs. Net other income in fiscal 2009 was approximately $28,000 compared to net other income of approximately $24,000 in fiscal 2008.
Income Tax Expense. We recorded a combined Federal and state tax provision of approximately 39.2% in fiscal 2009 and fiscal 2008. This rate reflected the effective Federal tax rate plus the estimated composite state income tax rate.
Operating Margins. Our net loss as a percent of revenues in fiscal 2009 was a negative 14.4%. Excluding the impact of the non-cash impairment charges in fiscal 2009, our net income as a percentage of revenues was 0.7% compared to net income as a percent of revenues of 2.4% in fiscal 2008.

Liquidity and Capital Resources
At October 31, 2010 our working capital was $7.5 million compared to $11.5 million at October 31, 2009. We used our beginning cash balance of $4.7 million, cash generated from operations of $4.3 million, short-term borrowings from our line of credit, subordinated notes, and equity to fund our acquisitions and capital expenditures during the year.
To purchase the net operating assets of Lorica, the net operating assets of Data-Com and the stock of Pyramid we paid $6.3 million in cash from existing cash balances and short-term borrowings on our line of credit. In addition, we issued $675,000 in subordinated notes to the previous owners of Pyramid as part of the consideration in that transaction. The notes are payable in 8 quarterly installments and carry a 3% interest rate. Finally, we issued 397,898 shares of common stock valued at $1.5 million and 150,000 warrants to purchase common stock at $3.77 to the previous owners of Lorica. The warrants have a term of 5 years from the May 21, 2010 closing date and were valued at $279,000.
We acquired capital assets of $1.3 million which were primarily supporting normal replacement cycles of technology infrastructure and support of newly acquired operating assets. We also retired $1.1 million in previously issued term debt as part of the establishment of a new credit facility in early fiscal 2010.
At October 31, 2010, our cash balance was $1.0 million and we owed $1.8 million outstanding balance on our line of credit. In accordance with the collateral base defined in the credit facility, $6.7 million was available for borrowing on the facility at the end of the year. At October 31, 2010, we were in compliance with the covenants of the credit facility and on November 5, 2010 we renewed our loan agreement for a one year term on substantially the same terms and conditions.
In addition to the current available capacity under our working capital line of credit, we believe our current assets support additional short-term borrowing capacity and our real estate holdings support an additional $3.0 to $3.5 million in term debt. Additionally, we may have access to a variety of capital sources such as private placements of subordinated debt, and public or private sales of equity.
We have a variety of financing tools at our disposal to fund acquisitions. We believe our cash balances, expected free cash flows from operations, and available borrowing capacity will be our primary sources of capital. However, we also expect to employ financial tools such as subordinated seller notes, earn-out agreements, indemnity hold-backs, and occasionally restricted stock and/or warrants. The level to which we employ these various methods, particularly the use of our equity, will depend upon a multitude of factors which are unique to each negotiation.
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
Revenue Recognition. We recognize revenues from equipment sales based on shipment of the equipment, which is generally easily determined. Revenues from implementation and service activities are recognized based upon completion of the activity, which sometimes requires judgment on our part. Revenues from maintenance contracts are recognized ratably over the term of the underlying contract.

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
Goodwill and Other Long-lived Assets. We have a significant amount of goodwill on our balance sheet resulting from acquisitions made between fiscal years 2000 and 2010. The Company accounts for goodwill under the provisions of Accounting Standards Codification (“ASC”) 350, “Intangibles — Goodwill and Other”. Goodwill recorded as a part of a business combination is not amortized, but instead is subject to at least an annual assessment for impairment by applying a fair-value-based test. The test for goodwill impairment is a two-step analysis process. The first step of the analysis is to determine if a potential impairment exists for a reporting unit by comparing the fair value of the unit with the carrying value of the unit. The goodwill of the reporting unit is not considered to have a potential impairment if the fair value of a reporting unit exceeds its carrying amount and the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds the fair value of the unit, the second step is performed to determine if goodwill is impaired and to measure the amount, if any, of impairment loss to recognize. The second step of the analysis compares the implied fair value of goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating all the assets and liabilities, including any unrecognized intangible assets, to the reporting unit. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. If the carrying amount of goodwill exceeds the implied fair value, goodwill is considered impaired and an impairment loss is recognized in an amount equal to the excess of the carrying amount over the implied fair value.
We conducted these impairment tests on August 1 for fiscal year 2010. We engaged an independent valuation consultant to assist in the valuation of the commercial systems sales and services reporting units. The Company used a combination of evaluations to estimate the fair value of its reporting units, including the following: a) an income approach by which forecasted future cash flows are discounted to present value; b) a market approach by which comparable companies values are compared to the applicable reporting unit’s values; and c) a market approach by which the Company’s own market capitalization is applied to the applicable reporting unit. This examination also requires a great amount of subjectivity and assumptions. Based on the work performed, we determined that the fair value of each reporting unit was greater than its carrying value and therefore no impairment had occurred.
For fiscal 2009 the Company conducted an interim test for impairment as of July 31, 2009. The Company engaged a consultant to assist in the valuation and based on the results of this work, the Company determined that the carrying value of the commercial systems sales reporting unit was impaired, and the services reporting unit was not impaired. The Company recorded an impairment charge of $14.8 million against its commercial systems sales reporting unit.
We have recorded property, equipment, and capitalized software costs at historical cost less accumulated depreciation or amortization. The determination of useful economic lives and whether or not these assets are impaired involves significant judgment. In accordance with ASC 360, “Impairment or Disposal of Long-Lived Assets”, an impairment loss on long-lived assets used in operations is recorded when events and circumstances indicate that the carrying amount of the asset may not be recoverable. During fiscal year 2010, it was determined that no impairment had occurred. In fiscal 2009, an impairment charge of $3.0 million was recorded to reduce the carrying value of certain identifiable assets related to our ERP platform. We estimated that the full cost of the system could not be reasonably recovered based on near-term projected financial results. The impairment charge reduced the carrying value of this asset to the mid-point of our estimate of the replacement cost of an ERP system that would be adequate for the Company’s current and near-term operating needs.
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
Evaluation of Disclosure Controls and Procedures
We carried out, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, an evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of our fiscal year ended October 31, 2010. Based upon our evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission (“Commission”) rules and forms.
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of October 31, 2010. In making this assessment, our management used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on its assessment, our management believes that, as of October 31, 2010, our internal control over financial reporting was effective based on those criteria.
We acquired the assets of Lorica in May, 2010 and the assets of DataCom in September, 2010. Additionally, we acquired 100% of the capital stock of Pyramid in August, 2010 (the “Acquired Companies”). We have excluded the Acquired Companies from our annual assessment of and conclusion on the effectiveness of internal control over financial reporting. The Acquired Companies accounted for 9 percent of our total assets as of October 31, 2010 and approximately 7 percent of our consolidated revenues for the year ended October 31, 2010.

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information required by this Item relating to directors is incorporated by reference to our definitive proxy statement to be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days after the close of our fiscal year ended October 31, 2010 (the “Proxy Statement”), under the section “Proposal 1—Election of Directors.”
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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
The following documents are filed as a part of this report:
(a)(1) Financial Statements — The following financial statements are included with this report:

(a)(2)	Financial Statement Schedules — None.

(a)(3)	Exhibits — The following exhibits are included with this report or incorporated herein by reference:

No.		Description
2.1	*	Asset Purchase Agreement dated August 23, 2010 between XETA Technologies, Inc. as Purchaser, Data-Com Telecommunications Inc. as Seller, and Seller Principal.

PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A CONFIDENTIAL TREATMENT REQUEST. SUCH PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION WITH THE REGISTRANT’S APPLICATION FOR CONFIDENTIAL TREATMENT.

2.2
Stock Purchase Agreement dated July 9, 2010 by and among XETA Technologies, Inc. as Purchaser, Pyramid Communications Services Inc., and Pyramid’s six individual shareholders as Sellers (incorporated by reference to Exhibit 2.2 to XETA’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010).

2.3
Asset Purchase Agreement dated May 10, 2010 between XETA Technologies, Inc. as Purchaser, Hotel Technology Solutions, Inc. as Seller, and Seller Principals (incorporated by reference to Exhibit 2.1 to XETA’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2010).

3	(i)	Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(i) to XETA’s Annual Report on Form 10-K for the year ended October 31, 2004).

3	(ii)	Amended and Restated Bylaws as adopted January 23, 2008 (incorporated by reference to Exhibit 3(ii) to XETA’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2008).

10.1	*†	XETA Technologies, Inc. Executive Change in Control Severance Plan

10.2	†
XETA Technologies, Inc. 2004 Omnibus Stock Incentive Plan as amended and restated December 18, 2008 (the “2004 Omnibus Plan”) (incorporated by reference to Exhibit 10.1 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008).

No.		Description
10.3	†	Form of Restricted Stock Award Agreement under the 2004 Omnibus Plan (incorporated by reference to Exhibit 10.2 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009).

10.4	†	Form of Stock Option Award Agreement under the 2004 Omnibus Plan (incorporated by reference to Exhibit 99(d)(4) to XETA’s SC TO-I filed September 17, 2009).

10.5	†
XETA Technologies 2000 Stock Option Plan as amended and restated December 30, 2008 (the “2000 Plan”) (incorporated by reference to Exhibit 10.5 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2008).

10.6	†	Form of Stock Purchase Option Agreement under the 2000 Plan (incorporated by reference to Exhibit 99(d)(2) to XETA’s SC TO-I filed September 17, 2009).

10.7
Avaya Inc. Reseller Master Terms and Conditions effective as of August 6, 2003 between Avaya Inc. and XETA Technologies, Inc. (incorporated by reference to Exhibit 10.6 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2003).

10.8
Mitel authorized PARTNER Agreement dated September 28, 2007 between Mitel Networks Inc. and XETA Technologies, Inc. (incorporated by reference to Exhibit 10.8 to XETA’s Annual Report on Form 10-K for the fiscal year ended October 31, 2009).

10.9	*	North America Reseller Agreement Acknowledgement dated September 27, 2010 between XETA Technologies, Inc. and ShoreTel, Inc.

10.10	*	Reseller Agreement Addendum dated September 28, 2010 between XETA Technologies, Inc. and ShoreTel, Inc.

PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A CONFIDENTIAL TREATMENT REQUEST. SUCH PORTIONS HAVE BEEN FILED SEPARATELY WITH THE COMMISSION WITH THE REGISTRANT’S APPLICATION FOR CONFIDENTIAL TREATMENT.

10.11
First Amendment to Loan Agreement between Commerce Bank, N.A. and XETA Technologies, Inc. dated November 5, 2010 (incorporated by reference to Exhibit 10.1 to XETA’s Current Report on Form 8-K filed November 10, 2010).

10.12		Loan Agreement between Commerce Bank and XETA Technologies, Inc. dated November 6, 2009 (incorporated by reference to Exhibit 10.1 to XETA’s Current Report on Form 8-K filed November 12, 2009).

10.13		Promissory Note payable to Commerce Bank for $8,500,000 dated November 6, 2009 (incorporated by reference to Exhibit 10.2 to XETA’s Current Report on Form 8-K filed November 12, 2009).

21	*	Subsidiaries of XETA Technologies, Inc.

23.1	*	Consent of HoganTaylor LLP.

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates Exhibits filed with this report.

†	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

XETA TECHNOLOGIES, INC.

January 21, 2011	By:	/s/ Greg D. Forrest Greg D. Forrest, Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 21, 2011	/s/ Greg D. Forrest Greg D. Forrest, Chief Executive Officer and President

January 21, 2011	/s/ Robert B. Wagner Robert B. Wagner, Chief Financial Officer and Executive Director of Operations

January 18, 2011	/s/ Donald T. Duke Donald T. Duke, Director

January 18, 2011	/s/ Ronald L. Siegenthaler Ronald L. Siegenthaler, Director

January 18, 2011	/s/ S. Lee Crawley S. Lee Crawley, Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
XETA Technologies, Inc.
We have audited the accompanying consolidated balance sheets of XETA Technologies, Inc. and subsidiaries as of October 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended October 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of XETA Technologies, Inc. and subsidiaries as of October 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended October 31, 2010, in conformity with U.S. generally accepted accounting principles.
/s/ HOGANTAYLOR LLP
Tulsa, Oklahoma
January 24, 2011

XETA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	October 31, 2010	October 31, 2009
ASSETS

Current assets:
Cash and cash equivalents	$1,003,180	$4,731,926
Current portion of net investment in sales-type leases and other receivables	996,148	470,025
Trade accounts receivable, net	17,805,992	13,832,452
Inventories, net	6,715,076	5,036,198
Deferred tax asset	1,168,544	1,136,351
Prepaid taxes	69,980	39,784
Prepaid expenses and other assets	2,402,111	2,057,514

Total current assets	30,161,031	27,304,250

Noncurrent assets:
Goodwill	17,783,911	12,031,975
Intangible assets, net	3,161,791	570,740
Net investment in sales-type leases and other receivables, less current portion above	326,454	335,413
Property, plant & equipment, net	6,931,927	6,825,916
Deferred tax asset	—	739,216

Total noncurrent assets	28,204,083	20,503,260

Total assets	$58,365,114	$47,807,510

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$337,500	$1,183,475
Revolving line of credit	1,756,361	—
Accounts payable	10,031,900	5,785,225
Current portion of obligations under capital lease	122,401	154,072
Current unearned services revenue	6,529,330	5,194,601
Accrued liabilities	3,883,303	3,444,396

Total current liabilities	22,660,795	15,761,769

Noncurrent liabilities:
Long-term debt, less current portion above	255,315	—
Accrued long-term liability	144,100	144,100
Long-term portion of obligations under capital lease	—	106,076
Noncurrent unearned services revenue	48,629	36,691
Noncurrent deferred tax liability	12,417	—

Total noncurrent liabilities	460,461	286,867

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,654,071 issued at October 31, 2010 and 11,256,193 issued at October 31, 2009	11,653	11,255
Paid-in capital	15,662,689	13,704,460
Retained earnings	21,596,383	20,223,169
Less treasury stock, at cost (923,835 shares at October 31, 2010 and 993,763 shares at October 31, 2009)	(2,026,867)	(2,180,010)

Total shareholders’ equity	35,243,858	31,758,874

Total liabilities and shareholders’ equity	$58,365,114	$47,807,510

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years
	Ended October 31,
	2010	2009	2008

Systems sales	$34,014,571	$30,095,844	$38,900,301
Services	51,304,187	41,080,689	43,483,939
Other revenues	359,525	395,878	1,936,639

Net sales and services revenues	85,678,283	71,572,411	84,320,879

Cost of systems sales	25,023,057	22,079,858	28,719,969
Services costs	35,450,671	28,291,495	31,178,401
Cost of other revenues & corporate COGS	1,751,244	1,720,115	2,166,374

Total cost of sales and services	62,224,972	52,091,468	62,064,744

Gross profit	23,453,311	19,480,943	22,256,135

Operating expenses
Selling, general and administrative	20,436,520	17,370,765	17,547,088
Amortization	868,054	1,201,176	1,018,186
Impairment of goodwill & other assets	—	17,800,000	—

Total operating expenses	21,304,574	36,371,941	18,565,274

Income (loss) from operations	2,148,737	(16,890,998)	3,690,861

Interest expense	(36,452)	(99,657)	(334,072)
Interest and other income	138,929	28,110	23,645

Net interest and other income (expense)	102,477	(71,547)	(310,427)

Income (loss) before provision (benefit) for income taxes	2,251,214	(16,962,545)	3,380,434
Provision (benefit) for income taxes	878,000	(6,646,000)	1,324,000

Net income (loss)	$1,373,214	$(10,316,545)	$2,056,434

Earnings (loss) per share
Basic	$0.13	$(1.01)	$0.20

Diluted	$0.13	$(1.01)	$0.20

Weighted average shares outstanding	10,402,261	10,223,626	10,249,671

Weighted average equivalent shares	10,478,377	10,223,626	10,249,671

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total

Balance- October 31, 2007	11,233,529	$11,233	1,018,788	$(2,244,659)	$13,189,311	$28,483,280	$39,439,165

Stock options exercised $.001 par value	22,664	22	—	—	90,193	—	90,215
Issuance of restricted common stock from treasury	—	—	(16,905)	37,191	(37,191)	—	—
Tax benefit of stock options	—	—	—	—	4,032	—	4,032
Stock based compensation	—	—	—	—	247,050	—	247,050

Net Income	—	—	—	—	—	2,056,434	2,056,434

Balance- October 31, 2008	11,256,193	$11,255	1,001,883	$(2,207,468)	$13,493,395	$30,539,714	$41,836,896

Purchase of treasury stock, at cost	—	—	30,796	(58,157)	—	—	(58,157)
Issuance of restricted common stock from treasury	—	—	(38,916)	85,615	(85,615)	—	—
Stock based compensation	—	—	—	—	296,680	—	296,680

Net loss	—	—	—	—	—	(10,316,545)	(10,316,545)

Balance- October 31, 2009	11,256,193	$11,255	993,763	$(2,180,010)	$13,704,460	$20,223,169	$31,758,874

Issuance of restricted common stock from treasury (net of 10,950 forfeited shares)	—	—	(69,928)	153,143	(153,143)	—	—
Issuance of common stock	397,878	398	—	—	1,499,602	—	1,500,000
Issuance of warrants	—	—	—	—	279,000	—	279,000
Stock-based compensation	—	—	—	—	332,770	—	332,770

Net income	—	—	—	—	—	1,373,214	1,373,214

Balance- October 31, 2010	11,654,071	$11,653	923,835	$(2,026,867)	$15,662,689	$21,596,383	$35,243,858

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years
	Ended October 31,
	2010	2009	2008
Cash flows from operating activities:
Net income (loss)	$1,373,214	$(10,316,545)	$2,056,434

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,249,761	1,026,069	744,003
Amortization	868,054	1,201,174	1,018,189
Impairment of goodwill & other assets	—	17,800,000	—
Stock-based compensation	302,467	283,909	247,050
Loss on sale of assets	—	3,764	425
Provision for returns & doubtful accounts receivable	63,226	460,000	22,924
Provision for excess and obsolete inventory	102,000	102,000	102,000
Deferred taxes	815,466	(6,776,757)	1,300,716
Change in assets and liabilities:
(Increase) decrease in net investment in sales-type leases & other receivables	(517,164)	(89,400)	170,273
(Increase) decrease in trade accounts receivable	(1,321,905)	6,114,067	(3,748,230)
(Increase) decrease in inventories	(566,609)	343,114	(962,714)
Increase in prepaid expenses and other assets	(183,239)	(325,375)	(1,092,627)
(Increase) decrease in prepaid taxes	(30,196)	24,809	(44,856)
Increase (decrease) in accounts payable	2,079,034	(956,376)	1,021,231
Increase in unearned revenue	209,993	1,517,735	925,638
Decrease in accrued liabilities	(192,121)	(398,628)	(88,289)

Total adjustments	2,878,767	20,330,105	(384,267)

Net cash provided by operating activities	4,251,981	10,013,560	1,672,167

Cash flows from investing activities:
Additions to property, plant & equipment	(1,345,332)	(895,848)	(1,294,415)
Proceeds from sale of assets	—	5,064	—
Acquisitions, net of cash acquired	(6,319,665)	(802,887)	—
Investment in capitalized service contracts	—	(750,000)	(353,481)

Net cash used in investing activities	(7,664,997)	(2,443,671)	(1,647,896)

Cash flows from financing activities:
Principal payments on debt	(1,355,815)	(171,090)	(171,088)
Net proceeds (payments) on revolving line of credit	1,201,829	(2,524,130)	(234,530)
Payments on capital lease obligations	(161,744)	(148,225)	(48,147)
Payments to acquire treasury stock	—	(58,157)	—
Exercise of stock options	—	—	90,215

Net cash used in financing activities	(315,730)	(2,901,602)	(363,550)

Net (decrease) increase in cash and cash equivalents	(3,728,746)	4,668,287	(339,279)

Cash and cash equivalents, beginning of period	4,731,926	63,639	402,918

Cash and cash equivalents, end of period	$1,003,180	$4,731,926	$63,639

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$37,351	$101,276	$346,045
Cash paid during the period for income taxes	$49,332	$110,210	$68,108
Non-cash investing and financing activity:
Non-collateralized obligation to purchase service contracts	$—	$—	$750,000
Capital lease obligations incurred	$—	$—	$456,520
Issuance of common stock for acquisition	$1,500,000	$—	$—
Issuance of warrants for acquisition	$279,000	$—	$—
Issuance and assumption of debt and line of credit for acquisition	$1,319,687
The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE THREE YEARS ENDED OCTOBER 31, 2010
1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
Business
XETA Technologies, Inc. (“XETA” or the “Company”) is a leading integrator of advanced communications solutions with nationwide sales and service. XETA provides a wide variety of applications including voice messaging, wireless voice and data solutions, video applications, contact center solutions, unified communication, and high speed internet access solutions to hospitality and conference center customers. The Company sells and/or supports communications solutions produced by several manufacturers including Avaya, Inc. (“Avaya”), Mitel Corporation (“Mitel”), Samsung Business Communications Systems (“Samsung”), Juniper Networks, Polycom, Microsoft and ShoreTel Corporation (“ShoreTel”). The Company also manufactures and markets a line of proprietary call accounting systems to the hospitality industry. Through its recent acquisition of the assets of Hotel Technology Solutions, Inc. (“Lorica”) the Company provides high speed internet access, network monitoring services, and guest help desk services to the hospitality industry. The Company also manufactures and markets a line of proprietary call accounting systems to the hospitality industry. XETA is an Oklahoma corporation.
Pyramid Communication Services, Inc. is a wholly-owned subsidiary of XETA purchased on August 2, 2010. Xetacom, Inc. is a wholly-owned dormant subsidiary of the Company.
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
Revenue Recognition
The Company earns revenues from the sale and installation of communications systems, the sale of maintenance contracts, and the sale of services on a time-and-materials (“T&M”) basis. The Company typically sells communications systems under single contracts to provide the equipment and the implementation services; however, the installation and any associated professional services and project management services are priced independently from the equipment based on the market price for those services. The installation of the systems sold by the Company can be outsourced to a third party either by the Company under a subcontractor arrangement or by the customer under arrangements in which vendors bid separately for the provision of the equipment from the installation and related services. Accounting Standards Codification (“ASC”) 605-25, “Revenue Recognition — Multiple-Element Arrangements”, addresses certain aspects of accounting by a vendor for arrangements with multiple revenue-generating elements, such as those including products with installation. Revenue is recognized for each element of the transaction based on its relative fair value. The revenue associated with each delivered element should be recognized separately if it has stand-alone value to the customer, there is evidence of the fair value of the undelivered element, the delivery or performance of the undelivered element is considered probable and performance is substantially under the Company’s control and is not essential to the functionality of the delivered element. Under these guidelines, the Company recognizes systems sales revenue upon shipment of the equipment and implementation services revenues upon completion of the installation of the system. Services revenues earned from maintenance contracts are recognized ratably over the term of the underlying contract on a straight-line basis. Revenues earned from services provided on a T&M basis are recognized as those services are provided. The Company recognizes revenue from sales-type leases as discussed below under the caption “Lease Accounting.” Revenues are reported net of applicable sales and use tax imposed on the related transaction.

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
Accounts Receivable
Accounts receivable are recorded at amounts billed to customers less an allowance for doubtful accounts. Management monitors the payment status of all customer balances and considers an account to be delinquent once it has aged sixty days past the due date. The allowance for doubtful accounts is adjusted based on management’s assessment of collection trends, aging of customer balances, and any specific disputes. For the year ended October 31, 2010, the Company recorded bad debt expense of $63,226. For the year ended October 31, 2009, the Company recorded bad debt expense of $460,000 which included $350,000 provided for potential uncollectible amounts associated with Nortel’s bankruptcy filing. This matter is discussed more fully in Note 2. The Company recorded bad debt expense of $22,924 for the year ended October 31, 2008.
Property, Plant & Equipment
The Company capitalizes the cost of all significant property, plant and equipment additions including equipment manufactured by the Company and installed at customer locations under certain system service agreements. Depreciation is computed over the estimated useful life of the asset or the terms of the lease for leasehold improvements, whichever is shorter, on a straight-line basis. When assets are retired or sold, the cost of the assets and the related accumulated depreciation is removed from the accounts and any resulting gain or loss is included in other income. Maintenance and repair costs are expensed as incurred. Interest costs related to an investment in long-lived assets are capitalized as part of the cost of the asset during the period the asset is being prepared for use. The Company did not capitalize any interest costs in fiscal years 2010, 2009 or 2008.
Software Development Costs
External direct costs of software development, payroll and payroll-related costs for time spent on the project by employees directly associated with the development, and interest costs incurred during the development after the “preliminary project stage” has been completed are capitalized. At October 31, 2010 the capitalized value of our developed ERP software was $3.5 million and other capitalized software was $100,000.

In the third fiscal quarter of fiscal 2009, management determined that its ERP system and the related investment were over-adequate for its current and near-term operating needs. The ERP system was originally purchased in 2001 during a period of hyper-growth and the Company expected to be significantly larger within three-to-five years. Those growth expectations did not materialize. Furthermore, the economic downturn represented a setback in the Company’s growth curve. As a result, management determined that it was likely the investment in the ERP system would not be realized within a reasonable time-frame and was therefore impaired. At the time of the impairment charge, the net book value of the Company’s ERP investment was $6.5 million. The Company used various outside sources and its current vendor to estimate the replacement cost of an ERP system that would be adequate for the Company’s current and near-term operating needs. This research yielded an estimated replacement cost of $3.5 million and an impairment charge of $3.0 million was recorded in the third fiscal quarter of the year.
The Company has segregated the cost of the developed software into four groups with estimated useful lives of three, five, seven and ten years. Amortization costs of $522,000, $931,000, and $906,000 were recognized in fiscal years 2010, 2009 and 2008, respectively.
Stock-Based Compensation Plans
The Company applies the provisions of ASC 718, “Compensation — Stock Compensation”, which requires companies to measure all employee stock-based compensation awards using a fair value method and recognize compensation cost in its financial statements. The Company recognizes the fair value of stock-based compensation awards as selling, general and administrative expense in the consolidated statements of operations on a straight-line basis over the vesting period. We recognized compensation expense of $302,000, $284,000, and $247,000 for the fiscal years 2010, 2009, and 2008, respectively.
Income Taxes
Income tax expense is based on pretax income. Deferred income taxes are computed using the asset-liability method in accordance with ASC 740, “Income Taxes”, and are provided on all temporary differences between the financial basis and the tax basis of the Company’s assets and liabilities. The Company accounts for any uncertain tax positions, including issues related to the recognition and measurement of those tax positions, in accordance with the tax position guidance in ASC 740. Generally, the Company is no longer subject to income tax examinations by the U.S. federal, state or local tax authorities for years before 2008.
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
The following is a tabulation of business segment information for 2010, 2009 and 2008:

		Commercial	Hospitality
	Services	System	System	Other
	Revenues	Sales	Sales	Revenue	Total
2010
Sales	$51,304,187	$29,859,523	$4,155,048	$359,525	$85,678,283
Cost of sales	35,450,671	22,114,348	2,908,709	1,751,244	62,224,972
Gross profit	$15,853,516	$7,745,175	$1,246,339	$(1,391,719)	$23,453,311

2009
Sales	$41,080,689	$21,062,073	$9,033,771	$395,878	$71,572,411
Cost of sales	28,291,495	15,675,673	6,404,185	1,720,115	52,091,468
Gross profit	$12,789,194	$5,386,400	$2,629,586	$(1,324,237)	$19,480,943

2008
Sales	$43,483,939	$30,266,493	$8,633,808	$1,936,639	$84,320,879
Cost of sales	31,178,401	22,536,512	6,183,457	2,166,374	62,064,744
Gross profit	$12,305,538	$7,729,981	$2,450,351	$(229,735)	$22,256,135
Recently Issued Accounting Pronouncements
In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.
In July 2010 the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 requires disclosures designed to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Disclosures include an evaluation of the nature of credit risk inherent in the entity’s financing receivables; how the risk is analyzed to arrive at the allowance for credit losses and the changes and reasons for changes in the allowance for credit losses. Under this guidance, the allowance for credit losses and fair value are to be disclosed by portfolio segment. ASU 2010-20 will be effective for fiscal years beginning on or after December 31, 2010. The adoption of this guidance is not expected to have an impact on the Company’s consolidated financial statements.
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

In October 2009 the FASB issued ASU 2009-13, “Revenue Recognition — Multiple-Deliverable Revenue Arrangements”. The guidance in ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements. The guidance eliminates the estimated fair value approach for revenue allocation between the separate units of accounting and replaces it with a sales-based approach referred so as the relative-selling-price method. ASU 2009-13 expands required disclosures related to a company’s multiple-deliverable revenue arrangements. ASU 2009-13 is effective prospectively for fiscal years beginning on or after June 15, 2010. The Company is currently assessing the impact that adoption will have on required disclosures, its financial position and results of operations.
Other accounting standards that have been issued or proposed that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
Goodwill
Goodwill recorded as a part of a business combination is not amortized, but instead is subject to at least an annual assessment for impairment by applying a fair-value-based test. The test for goodwill impairment is a two-step analysis process. The first step of the analysis is to determine if a potential impairment exists for a reporting unit by comparing the fair value of the unit with the carrying value of the unit. The goodwill of the reporting unit is not considered to have a potential impairment if the fair value of a reporting unit exceeds its carrying amount in which case the second step of the impairment test is not necessary. If the carrying amount of a reporting unit exceeds the fair value of the unit impairment is indicated and the second step is performed to measure the amount, if any, of impairment loss to recognize. The second step of the analysis compares the implied fair value of goodwill with the carrying amount of goodwill. The implied fair value of goodwill is determined by allocating all the assets and liabilities, including any unrecognized intangible assets, to the reporting unit. If the implied fair value of goodwill exceeds the carrying amount, then goodwill is not considered impaired. If the carrying amount of goodwill exceeds the implied fair value, goodwill is considered impaired and an impairment loss is recognized in an amount equal to the excess of the carrying amount over the implied fair value.
Fiscal 2010. We conducted these impairment tests on August 1 for fiscal year 2010. We engaged an independent valuation consultant to assist in the valuation of the commercial systems sales and services reporting units. The Company used a combination of evaluations to estimate the fair value of its reporting units, including the following: a) an income approach by which forecasted future cash flows are discounted to present value; b) a market approach by which comparable companies values are compared to the applicable reporting unit’s values; and c) a market approach by which the Company’s own market capitalization is applied to the applicable reporting unit. The impairment test also requires a great amount of subjectivity and assumptions. Based on the work performed, we determined that the fair value of our reporting units was greater than the carrying values and therefore no impairment had occurred.
Fiscal 2009. Macro-economic conditions negatively impacted our commercial systems business beginning in the first quarter of fiscal 2009. Those conditions worsened significantly in the third fiscal quarter. Also, uncertainty regarding the ultimate disposition of the Nortel product line grew as Nortel began divesting its assets, including assets which are strategic to the Company’s operations. Finally, the Company’s sustained decline in market capitalization continued, reflecting market uncertainty regarding the value of the Company’s operations. This combination of factors prompted the Company to conduct an interim test for impairment as of July 31, 2009. The Company engaged a consultant to assist in the valuation of the commercial systems sales and services reporting units. The Company used a combination of evaluations to estimate the fair value of its reporting units, including the following: a) an income approach by which forecasted future cash flows are discounted to present value; b) a market approach by which comparable companies values are compared to the applicable reporting unit’s values; and c) a market approach by which the Company’s own market capitalization is applied to the applicable reporting unit. Based on the results of this work, the Company determined that the carrying value of the commercial systems sales reporting unit was impaired, and the services reporting unit was not impaired. The Company recorded an impairment charge of $11 million against its commercial systems sales reporting unit as an initial estimate at the end of the third quarter. The Company completed its evaluation of the fair value of this reporting unit including performing the step II analysis required by ASC 350 during the fourth quarter and increased the total goodwill impairment charge to $14.8 million.
The tax basis goodwill associated with the acquisition of U.S. Technologies, Inc. (which occurred November 30, 1999) exceeded the goodwill recorded on the financial statements by $1,462,000. The Company is reducing the carrying value of goodwill recorded on the financial statements each accounting period to record the tax benefit realized due to the excess of tax-deductible goodwill over the reported amount of goodwill, which resulted from a difference in the valuation dates used for common stock given in the acquisition. Accrued income taxes and deferred tax liabilities are being reduced as well. The Company reduced the carrying value of goodwill by $55,576 for the impact of the basis difference for both the years ended October 31, 2010 and 2009.

The changes in the carrying value of goodwill for fiscal 2010 and 2009 are as follows:

	Commercial		Hospitality
	Systems		Systems
	Sales	Services	Sales	Other	Total
Balance, November 1, 2008	17,962,263	8,645,946	—	217,289	$26,825,498

Goodwill acquired	37,232	24,821	—	—	62,053

Amortization of book versus tax basis difference	(41,680)	(13,340)	—	(556)	(55,576)

Impairment of Goodwill	(14,800,000)	—	—	—	(14,800,000)

Balance, October 31, 2009	3,157,815	8,657,427	—	216,733	12,031,975

Goodwill acquired	2,309,349	2,934,496	563,667	—	5,807,512
Amortization of book versus tax basis difference	(41,680)	(13,340)	—	(556)	(55,576)

Balance, October 31, 2010	$5,425,484	$11,578,583	$563,667	$216,177	$17,783,911

Other Intangible Assets

	As of October 31, 2010		As of October 31, 2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Acquired customer lists and other	$4,010,353	$848,562	$1,076,352	$505,612

Amortization expense of intangible assets was $342,949, $270,155 and $112,501 for the years ended October 31, 2010, 2009 and 2008, respectively. The estimated amortization expense of intangible assets is $663,000, $614,000, $524,000, $440,000 and $440,000 for fiscal years ended October 31, 2011, 2012, 2013, 2014 and 2015, respectively.
2. ACCOUNTS RECEIVABLE:
Trade accounts receivable consist of the following at October 31:

	2010	2009

Trade accounts receivables	$18,352,519	$14,393,681
Less- reserve for doubtful accounts	546,527	561,229

Trade receivables, net	$17,805,992	$13,832,452

Adjustments to the reserve for doubtful accounts consist of the following at October 31:

	2010	2009	2008

Balance, beginning of period	$561,229	$192,880	$175,844
Provision for doubtful accounts	63,226	460,000	22,924
Net write-offs	(77,728)	(91,651)	(5,888)

Balance, end of period	$546,727	$561,229	$192,880

On January 14, 2009, Nortel Networks Corporation filed for bankruptcy protection in the United States Bankruptcy Court for the District of Delaware. Subsequent to the filing the administrators of the bankruptcy adopted a business disposal strategy. Under the strategy, the administrators segmented Nortel into three primary business units: Virtual Service Switches, CDMA businesses and Enterprise Solutions. We conducted all of our Nortel business through the Enterprise Solutions unit which was purchased by Avaya in December 2009.
Nortel owes XETA approximately $700,000 in pre-petition accounts receivable. On July 17, 2009 the bankruptcy court granted XETA’s request for offset of $116,000 in charges owed to Nortel at the time of the filing. In fiscal year 2009, the Company recorded $350,000 as a reserve against possible Nortel bad debts. Nortel filed its plan of reorganization on July 12, 2010 (the “Nortel Plan”). XETA’s claim is classified as a Class 3 claim, “General Unsecured Claims”. The Nortel Plan states that priority non-tax claims and secured claims will be paid in full, but that Class 3 claims will be impaired. No indication or estimate is given as to the potential extent of the impairment. According to the Nortel Plan, XETA and other Class 3 claimants will receive a pro rata share of the assets of Nortel at the time the Nortel Plan goes into affect but the Administrator has provided no guidance as to an expected payout level. Based on the information presently available, the Company can make no further determination regarding the adequacy of its reserve in this matter. The Company will continue to carefully follow developments associated with the bankruptcy case and will assert its legal rights and defenses as appropriate.
3. INVENTORIES:
Inventories are stated at the lower of weighted-average cost or market and consist of the following components at October 31:

	2010	2009

Finished goods and spare parts	$7,785,951	$5,977,703
Less- reserve for excess and obsolete inventories	1,070,875	941,505

Total inventories, net	$6,715,076	$5,036,198

Adjustments to the reserve for excess and obsolete inventories consist of the following:

	2010	2009	2008

Balance, beginning of period	$941,505	$848,265	$771,653
Provision for excess and obsolete inventories	102,000	102,000	102,000
Adjustments to inventories	27,370	(8,760)	(25,388)

Balance, end of period	$1,070,875	$941,505	$848,265

Adjustments to inventories in 2010, 2009 and 2008 included write-offs of obsolete inventory and adjustments to certain inventory values to lower of cost or market.
4. PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consist of the following at October 31:

	Estimated
	Useful Lives	2010	2009

Building and building improvements	3-20	$3,379,059	$3,253,693
Data processing and computer field equipment	1-7	4,438,556	3,248,126
Software development costs, work-in-process	N/A	272,097	197,097
Software development costs of components placed into service	3-10	2,731,310	2,697,806
Hardware	3-5	643,635	643,635
Land	—	611,582	611,582
Office furniture	5-7	880,635	779,588
Auto	5	710,608	537,300
Other	3-7	156,131	149,484

Total property, plant and equipment		13,823,613	12,118,311
Less- accumulated depreciation and amortization		(6,891,686)	(5,292,395)

Total property, plant and equipment, net		$6,931,927	$6,825,916

Amortization expense of software placed in service was approximately $522,000, $931,000 and $906,000 for the years ended October 31, 2010, 2009 and 2008, respectively. Estimated amortization expense of software currently placed in service is approximately $549,000 annually for fiscal years 2011 through 2015, respectively.
5. ACCRUED LIABILITIES:
Current accrued liabilities consist of the following at October 31:

	2010	2009

Vacation	$1,007,448	$792,958
Commissions	747,810	789,184
Contingent payment	156,249	85,916
Bonuses	490,546	283,467
Sales taxes	9,184	71,072
Payroll	336,820	187,066
Interest	7,408	8,308
Other	1,127,838	1,226,425

Total current accrued liabilities	$3,883,303	$3,444,396

6. UNEARNED SERVICES REVENUE:
Unearned services revenue consists of the following at October 31:

	2010	2009

Service contracts	$3,396,495	$2,465,485
Warranty service	2,181,846	1,158,102
Customer deposits	909,235	1,529,260
Other	41,754	41,754

Total current unearned services revenue	6,529,330	5,194,601
Noncurrent unearned services revenue	48,629	36,691

Total unearned services revenue	$6,577,959	$5,231,292

7. INCOME TAXES:
The income tax provision for the years ended October 31, 2010, 2009, and 2008, consists of the following:

	2010	2009	2008

Current provision — Federal	$—	$—	$28,034
Current provision — State	85,000	80,000	23,161
Deferred provision (benefit)	793,000	(6,726,000)	1,272,805

Total provision (benefit)	$878,000	$(6,646,000)	$1,324,000

The reconciliation of the statutory income tax rate to the effective income tax rate is as follows:

	Year Ended
	October 31,
	2010	2009	2008

Statutory rate	34%	34%	34%
State income taxes, net of Federal benefit	5%	5%	5%

Effective rate	39%	39%	39%

The tax effect of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities as of October 31 are presented below:

	2010	2009
Deferred tax assets:
Net operating loss carry forward	$1,036,830	$1,183,015
Currently nondeductible reserves	691,577	569,871
Accrued liabilities	516,501	566,305
Prepaid service contracts	34,704	40,651
Stock based compensation expense	374,384	255,816
Other	47,950	51,302

Total deferred tax asset	2,701,946	2,666,960

Deferred tax liabilities:
Intangible assets	773,822	68,483
Depreciation	766,097	701,034
Tax income to be recognized on sales-type lease contracts	5,900	21,876

Total deferred tax liability	1,545,819	791,393

Net deferred tax asset	$1,156,127	$1,875,567

	2010	2009
Net deferred tax asset as presented on the balance sheet:
Current deferred tax asset	$1,168,544	$1,136,351
Noncurrent deferred tax (liability) asset	(12,417)	739,216

Net deferred tax asset	$1,156,127	$1,875,567

The Company has net operating losses of approximately $2.7 million which begin expiring in 2025. Management believes that future operating income will be sufficient to realize these loss carry forwards and that no valuation allowance is required.
8. CREDIT AGREEMENTS:
At October 31, 2010 the Company’s credit facility consisted of a loan agreement with a commercial bank including a $8.5 million revolving credit agreement collateralized by trade accounts receivable, inventories, and real estate. Advance rates are defined in the agreement, but are generally at the rate of 75% on qualified trade accounts receivable and 50% of qualified inventories and real estate. The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to annual earnings before interest, taxes, depreciation and amortization, limitations on cash dividends, and debt service coverage requirements. Interest on the new loan agreement accrues at the greater of either a) the London Interbank Offered Rate (“LIBOR”) (0.25% at October 31, 2010) plus 3.00% or b) 4.5%. The outstanding balance on the revolving line of credit was $1.8 million at October 31, 2010 and the Company did not have an outstanding balance on the revolving line of credit at October 31, 2009. At October 31, 2010, we were in compliance with the covenants of the credit facility. On November 5, 2010 our loan agreement was renewed for a one year term on substantially the same terms and conditions.

At October 31, 2010 the Company was paying 4.5% on the revolving line of credit borrowings.
On August 2, 2010, the Company purchased the common stock of Pyramid Communications Services, Inc. The purchase price included $675,000 in subordinated promissory notes payable to the sellers in eight quarterly installments bearing interest at 3% per year. In fiscal 2010 we reduced our subordinated promissory notes balance through scheduled principal payments by $82,000.
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
In fiscal 2000 the Company’s shareholders approved a stock option plan (“2000 Plan”) for officers, directors and key employees. Under the 2000 Plan, the Board of Directors, or a committee thereof, determine the option price, not to be less than fair market value at the date of grant, number of options granted, and the vesting period. The 2000 Plan expired in fiscal 2010 and although there are outstanding grants, no new grants can be made under this plan.
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
The following table summarizes information concerning options outstanding under the 2004, 2000 and 1988 Plans including the related transactions for the fiscal years ended October 31, 2008, 2009, and 2010:

		Weighted	Weighted Average
		Average	Fair Value of
	Number	Exercise Price	Options Granted

Balance, October 31, 2007	658,368	$6.50
Granted	80,000	$4.08	$2.45
Exercised	(22,664)	$3.98
Forfeited	(52,604)	$6.43

Balance, October 31, 2008	663,100	$6.41
Granted	120,000	$1.76	$1.10
Issued under Option Exchange	198,999	$2.54	$1.18
Forfeited	(12,900)	$4.59
Cancelled in Option Exchange	(292,100)	$3.44

Balance, October 31, 2009	677,099	$5.81
Granted	10,000	$2.70	$1.29
Forfeited	(159,815)	$15.12

Balance, October 31, 2010	527,284	$2.93

Exercisable at October 31, 2010	294,932	$3.48
Exercisable at October 31, 2009	338,100	$9.28
Exercisable at October 31, 2008	335,600	$9.53

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing method with the following weighted average assumption:

	Year Ended October 30,
	2010	2009	2008
Expected dividend yield	0.00%	0.00%	0.00%
Expected volatility	57.30%	62.48%	63.39%
Expected life (years)	4.50	4.63	5.50
Risk-free interest rate	1.83%	2.14%	3.46%
The 294,932 options outstanding and exercisable at October 31, 2010 under the 2004 Plan and the 2000 Plan had an aggregate intrinsic value of $142,806. The intrinsic value of a stock option is the amount by which the market value of the underlying stock exceeds the exercise price of the option. Exercise prices for options outstanding at October 31, 2010, ranged from $1.59 to $10.50. The weighted-average fair value of options vested in fiscal 2010, 2009 and 2008 was $1.18, $1.86 and $2.24 per share, respectively.
The Company has also granted options outside the 1988 Plan, 2000 Plan, and 2004 Plan to certain officers and directors typically as an inducement to accept employment or a seat on the Board. These options generally expire ten years from the date of grant and are exercisable over the period stated in each option. The following table summarizes information concerning options outstanding under various Officer and Director Plans (“O&D Plans”) including the related transactions for the fiscal years ended October 31, 2008, 2009, and 2010:

		Weighted Average
	Number	Exercise Price

Balance, October 31, 2008	630,000	$6.48
Forfeited	(180,000)	$5.81
Balance, October 31, 2009	450,000	$6.75

Forfeited	(210,000)	$5.97

Balance, October 31, 2010	240,000	$7.43

Exercisable at October 31, 2010	240,000	$7.43

Exercisable at October 31, 2009	450,000	$6.75

Exercisable at October 31, 2008	630,000	$6.48

The 240,000 options outstanding and exercisable at October 31, 2010 under the O&D Plans had no intrinsic value. Exercise prices for options outstanding at October 31, 2010, ranged from $5.82 to $15.53. All the shares issued under the O&D Plans were vested prior to fiscal 2008.
The following is a summary of all stock options outstanding as of October 31, 2010:

	Options Outstanding			Options Exercisable
			Weighted
			Average
	Number	Weighted	Remaining	Number	Weighted
Range of	Outstanding at	Average	Contractual	Exercisable at	Average
Exercise Prices	October 31, 2010	Exercise Price	Life (Years)	October 31, 2010	Exercise Price
$1.59	10,000	$1.59	8.47	—	—
$1.77	110,000	$1.77	4.63	—	—
$2.54	184,734	$2.54	4.96	92,382	$2.54
$2.70	10,000	$2.70	5.09	—	—
$2.95	70,000	$2.95	0.97	70,000	$2.95
$3.25	25,000	$3.25	3.68	25,000	$3.25
$3.63	90,800	$3.63	0.99	90,800	$3.63
$4.30	10,000	$4.30	3.26	—	—
$5.81	200,000	$5.81	0.75	200,000	$5.81
$9.00 – 15.53	56,750	$14.04	1.66	56,750	$14.04

Restricted Stock
Shares of restricted stock have been granted out of the 2004 Plan to certain key employees and executives to provide long-term incentive compensation opportunities. The restricted shares vest in equal portions over three years. The fair value of our restricted shares is determined based on the closing price of our stock on the date of grant and is recognized straight line over the vesting period. Restricted shares issued to key employees and directors were 80,878 and 38,916 in fiscal years 2010 and 2009, respectively. In late fiscal 2008, the Compensation Committee of the Board of Directors established equity ownership targets for senior executives and directors and designated a portion of any annual bonuses or director fees, respectively to be paid in shares restricted stock if the executive has not met his targets. Included in the shares above are restricted shares issued in fiscal 2010 and 2009 to executives and directors in lieu of cash bonuses were 12,878 and 24,416, respectively.
A summary of restricted stock activity under the 2004 Plan is as follows:

		Weighted
		Average	Aggregate
	Number of	Grant Date	Intrinsic
	Shares	Fair Value	Value

Balance, October 31, 2008	16,905	$4.03
Granted	38,916	$1.75	$97,290
Balance, October 31, 2009	55,821	$2.44
Granted	80,878	$1.29	$287,117
Vested	(27,252)
Forfeited	(10,950)

Balance, October 31, 2010	98,497	$1.60

Vested at October 31, 2010	—	$—	$—

Vested at October 31, 2009	5,635	$4.03	$14,088

At October 31, 2010 there was $60,704 of unrecognized compensation expense related to restricted stock that is expected to be recognized over a weighted-average period of 1.5 years.
10. EARNINGS PER SHARE:
All basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the reporting period. A reconciliation of net income and weighted average shares used in computing basic and diluted earnings per share is as follows:

	For the Year Ended October 31, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$1,373,214	10,402,261	$0.13

Dilutive effect of stock options		76,116

Diluted EPS
Net income	$1,373,214	10,478,377	$0.13

	For the Year Ended October 31, 2009
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net loss	$(10,316,545)	10,223,626	$(1.01)

Dilutive effect of stock options		—

Diluted EPS
Net loss	$(10,316,545)	10,223,626	$(1.01)

	For the Year Ended October 31, 2008
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$2,056,434	10,249,671	$0.20

Dilutive effect of stock options		—

Diluted EPS
Net income	$2,056,434	10,249,671	$0.20

For the years ended October 31, 2010, 2009, and 2008, respectively, stock options for 723,202 shares at an average exercise price of $4.75, 1,333,880 shares at an average exercise price of $6.16, and 1,016,940 shares at an average exercise price of $7.33, were excluded from the calculation of earnings per share because they were antidilutive.
11. FINANCING RECEIVABLES:
A small portion of the Company’s systems sales are made under sales-type lease agreements with the end-users of the equipment. These receivables are secured by the cash flows under the leases and the equipment installed at the customers’ premises.
12. MAJOR CUSTOMERS, SUPPLIERS AND CONCENTRATIONS OF CREDIT RISK:
Marriott International, Host Marriott, and other affiliated companies (“Marriott”) represent a single customer relationship for our Company and are a major customer. Revenues earned from Marriott represented 8%, 10%, and 8% of our total revenues in fiscal 2010, 2009 and 2008, respectively. Miami-Dade County Public School systems (“M-DCPS”) is a major customer and revenues earned from M-DCPS represented 9%, 5%, and 16% of our total revenues in fiscal years 2010, 2009, and 2008, respectively.
The Company extends credit to its customers in the normal course of business, including under its sales-type lease program. As a result, the Company is subject to changes in the economic and regulatory environments or other conditions, which in turn may impact the Company’s overall credit risk. However, the Company sells to a wide variety of customers and, except for its hospitality customers, does not focus its sales and marketing efforts on any particular industry. Management considers the Company’s credit risk to be satisfactorily diversified and believes that the allowance for doubtful accounts is adequate to absorb estimated losses at October 31, 2010.
The majority of the Company’s systems sales are derived from sales of equipment designed and marketed by Avaya or Mitel. As such, the Company is subject to the risks associated with these companies’ financial condition, ability to continue to develop and market leading-edge technology systems, and the soundness of their long-term product strategies. Avaya has outsourced their manufacturing operations to a single manufacturer. Thus, the Company is subject to certain additional risks such as those that might be caused if the manufacturer incurs financial difficulties or if man-made or natural disasters impact their manufacturing facilities. The Company believes its Avaya purchases could be quickly converted to the other available distributors without a material disruption to its business. Mitel products are purchased directly from Mitel to receive certain additional pricing advantages, but the products can be purchased from a variety of distributors as well.

13. EMPLOYMENT AGREEMENTS:
The Company has two incentive compensation plans: one for sales professionals and sales management and the Employee Bonus Plan (“EBP”) for other key employees. The bonus plan for sales personnel is based on either gross profit generated or a percentage of their “contribution”, defined as the gross profit generated less their direct and allocated sales expenses. The Company paid $458,812, $366,397 and $474,634 during 2010, 2009 and 2008, respectively, under the sales professionals’ bonus plan. The Employee Bonus Plan (“EBP”) provides an annual incentive compensation opportunity for senior executives and other employees designated by senior executives and the Board of Directors as key employees. The purpose of the EBP is to provide an incentive for senior executives and to reward key employees for leadership and excellent performance. In fiscal 2010, 2009 and 2008, the Company accrued bonuses of approximately $337,000, $151,000 and $418,000, respectively.
The Company has an agreement with its Executive Director of Strategic Relationships and Managed Services (“EDMS”) to provide two weeks of severance for each year of service and continuance of paid health–care benefits for six months in the event the EDMS is separated from the Company without cause and provided a general release of liability is executed by the EDMS and the Company.
To encourage cooperation and retention, the Company has provided salary guarantees to certain key employees of the acquired businesses. The guarantees are for a period of one year from the acquisition date provided the employee is separated for reasons other than cause. At October 31, 2010 there were such four agreements in place.
On December 9, 2010, the Company’s Board of Directors adopted an Executive Change in Control Severance Plan (the “Severance Plan”). The Severance Plan will provide benefits to those employees designated by the Board to participate in the plan (the “Participant”). Severance benefits are triggered under the Severance Plan upon the Participant’s termination of employment with the Company and its subsidiaries upon an “involuntary termination of employment” during the one-year period following a change in control (defined in the Severance Plan). An involuntary termination of employment is defined under the Severance Plan as a termination of the Participant’s employment by the Company or its subsidiaries for reasons other than “cause,” or as a voluntary termination of employment by the Participant for “a good reason event.” For purposes of the Severance Plan, “cause” means (a) the conviction of the Participant for any felony involving dishonesty, fraud or breach of trust, (b) intentional disclosure of the Company’s confidential information contrary to Company policies, (c) intentional engagement in any competitive activity which would constitute a breach of the Participant’s duty of loyalty, (d) the willful and continued failure of Participant to substantially perform his or her duties for the Company (other than as a result of incapacity due to physical or mental illness); or (e) the willful engagement by the Participant in gross misconduct in the performance of his or her duties that materially injures the Company. For purposes of the Severance Plan, a “good reason event” means the occurrence after a change in control of any one of the following events or conditions: (a) a change (other than a nominal one) in the Participant’s position or duties as they were in effect immediately before the change in control, (b) the Company assigns the Participant any duties inconsistent with, or takes action that materially diminishes, the Participant’s position, authority, duties or responsibilities in effect immediately before the change in control; (c) the Company materially reduces the Participant’s base salary or annual cash compensation; (d) the Participant is relocated to a workplace more than a 50-mile radius outside of the Participant’s workplace prior to the change in control; or (e) the Company breaches a provision of the Severance Plan which results in a material adverse effect on the Participant.
The Severance Plan provides for a single sum cash payment based on a multiple of the Participant’s annual cash compensation, which includes his (i) base salary, plus (ii) the annual cash incentive award established by the Board (or if such annual cash incentive has not been established, then the greater of the Participant’s previous year’s annual cash incentive award or the average of such awards for generally the preceding three years). The multiple is one and one-half times annual cash compensation for the Company’s Chief Executive Officer and one times annual cash compensation for all other Participants. The Severance Plan also provides for continued life and medical insurance coverage for twelve months following the date of the Participant’s involuntary termination subject to certain conditions and limitations set forth in the Severance Plan. In order to be entitled to receive severance benefits, the Participant is required by the Severance Plan to execute and deliver to the Company a release and waiver of claims against the Company and to continue to abide by applicable Company policies regarding confidential information, non-disclosure and other policies that survive termination of employment.
The Company has the right to terminate or amend the Severance Plan at any time without the consent of the Participant, except during the one year period following a change in control.
14. CONTINGENCIES:

Operating Lease Commitments
Future minimum commitments under non-cancelable operating leases for office space and equipment are approximately $640,000, $539,000 $278,000, $204,000 and $202,000 in fiscal years 2011 through 2015, respectively.
Capital Lease Commitments
During 2008 the Company leased software licenses under an agreement that is classified as a capital lease. The book value of the licenses is included in the balance sheet as property, plant, and equipment and was $101,449 at October 31, 2010. Accumulated amortization of the licenses at October 31, 2010 was $355,071. Amortization of assets under the capital lease is included in depreciation expense. As of October 31, 2010 the future minimum lease payments required under the lease is $107,624 and the present value of the net minimum lease payments is $106,076. At October, 31, 2010 future minimum lease payments required under a vehicle lease assumed in a recent acquisition is $17,064 and the present value of the lease payments is $16,325.
15. RETIREMENT PLAN:
The Company has a 401(k) retirement plan (“Plan”). Historically, in addition to employee contributions, the Company made discretionary matching and profit sharing contributions to the Plan based on percentages set by the Board of Directors. The Company’s discretionary matching contributions were suspended in the third fiscal quarter of fiscal 2009 and no contributions were made to the Plan by the Company during fiscal 2010. The Company made contributions to the Plan of approximately $521,000 and $712,000 for the years ended October 31, 2009, and 2008, respectively.
As part of its acquisition of Pyramid on August 2, 2010 (described in Note 16 below), the Company also has a 401(k) for legacy Pyramid employees (“Pyramid Plan”). No discretionary matching or profit sharing contributions were made to the Pyramid Plan between the closing date and October 31. 2010. The Company expects to merge the Pyramid Plan into the Plan during fiscal 2011.
16. ACQUISITIONS:
On May 24, 2010, the Company completed the purchase of the operating assets of Hotel Technologies Solutions, Inc., d/b/a Lorica Solutions (“Lorica”), a privately-held company headquartered in Buffalo, New York. Lorica is an emerging leader in the delivery of high-speed internet access and network administration to the hospitality industry. Under the terms of the purchase agreement, total consideration to be paid by the Company was $2.6 million plus certain assumed liabilities. The purchase price included $833,000 paid in cash at closing; 397,878 shares of XETA common stock valued at $1.5 million based on the May 21, 2010 closing price of $3.77; five year warrants to purchase 150,000 shares of XETA common stock at $3.77 valued at $279,000; and $20,000 in cash released to the buyer from an escrow account as required under the purchase agreement.
On August 2, 2010, the Company completed the purchase of 100% of the voting stock of Pyramid Communications Services, Inc., (“Pyramid”) a Dallas, Texas based privately held company providing communications equipment and related services. Pyramid’s 2009 revenues exceeded $10.0 million. The purchase price included $1.8 million paid in cash at closing; $675,000 in subordinated promissory notes payable to the sellers in eight quarterly installments bearing interest at three percent per year; $200,000 in cash deposited into an escrow account as required under the purchase agreement; and $150,000 payable to the former CEO of Pyramid in thirty-six monthly installments under personal goodwill and non-compete agreements. Additionally, the Company retired $648,222 in principal and accrued interest on Pyramid’s outstanding line of credit with its bank.

On September 2, 2010, the Company completed the purchase of the operating assets of Data-Com Telecomunications, Inc., (“Data-Com”) a New Jersey based privately held company providing communications equipment and related services to the greater New York City area. The purchase price was $3.57 million paid in cash at closing. Of this amount, $604,000 was put into escrow until certain tax liabilities are determined; customer overpayments are resolved; and the final value of the net assets purchased is established.
The fair values of the assets acquired and liabilities assumed for these acquisitions are provisional and are based on the information available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair value but additional information may be necessary to finalize the valuation. The provisional measurements of fair value are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the date of the acquisitions.