Form 10-K/A
period 2010-10-31
XETA TECHNOLOGIES INC
filed 2011-01-28
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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
The number of shares outstanding of the registrant’s Common Stock as of December 17, 2010 was 10,730,236.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held April 5, 2011 are incorporated by reference into Part III, Items 10 through 14 hereof.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE
This Amendment on Form 10-K/A to the Annual Report on Form 10-K filed by XETA Technologies, Inc. (the “Company”), on January 25, 2011 (the “original Annual Report”) corrects a typographical error in the number of shares outstanding of the Company’s Common Stock as reported on the cover page of the original Annual Report.
Except as described above, the remainder of the original Annual Report is unchanged and this Amendment on Form 10-K/A to the Annual Report does not reflect any event occurring after the date of the original Annual Report.
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)(3) Exhibits — The following exhibits are included with this report:
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

XETA TECHNOLOGIES, INC.
January 28, 2011	By:	/s/ Greg D. Forrest
Greg D. Forrest, Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

January 28, 2011	/s/ Greg D. Forrest
Greg D. Forrest, Chief Executive Officer and President

January 28, 2011	/s/ Robert B. Wagner
Robert B. Wagner, Chief Financial Officer and Executive Director of Operations

January 28, 2011	/s/ Donald T. Duke
Donald T. Duke, Director

January 28, 2011	/s/ Ronald L. Siegenthaler
Ronald L. Siegenthaler, Director

January 28, 2011	/s/ S. Lee Crawley
S. Lee Crawley, Director