Form 10-K/A
period 2010-10-31
XETA TECHNOLOGIES INC
filed 2011-02-25
CIK 742550

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
Not applicable ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (this “Second Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended October 31, 2010, originally filed with the Securities and Exchange Commission (the “SEC”) on January 25, 2011, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on January 28, 2011 (as amended, the “Original Filing”) by XETA Technologies, Inc. (the “Company”). We are filing this Second Amendment to include the information required by Part III and not included in the Original Filing as we will not file an annual meeting proxy statement within 120 days of the end of our fiscal year ended October 31, 2010.
The references in the Original Filing to the incorporation by reference of our annual meeting definitive proxy statement into Part III of the Original Filing are hereby deleted. In addition, as required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment under Item 15 of Part IV hereof.
Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the date of the Original Filing.
Unless the context requires otherwise, references in this 10-K/A to “we,” “us,” or “our” are references to the Company.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
DIRECTORS
The following table sets forth certain information about the Company’s directors as of February 18, 2011. All directors hold their positions until their terms expire and until their respective successors are elected and qualified.

Name	Positions with Company	Age
Ronald L. Siegenthaler(2)(3)(4)	Chairman of the Board	68
S. Lee Crawley(1)(3)(5)	Director	67
Donald T. Duke(2)	Director	61
Greg D. Forrest	Chief Executive Officer, President and Director	49
Eric Grimshaw(2)(4)(5)	Director	58
Dr. Robert D. Hisrich(1)(2)(3)(4)	Director	66
Ozarslan A. Tangun(1)(4)(5)	Director	39

(1)	Member of the Audit/Finance Committee; Mr. Crawley is the Chairperson.

(2)	Member of the Compensation Committee (Mr. Siegenthaler is a non-voting member); Mr. Grimshaw is the Chairperson.

(3)	Member of the Executive Committee; Mr. Siegenthaler is the Chairperson.

(4)	Member of the Nominating and Governance Committee; Dr. Hisrich is the Chairperson.

(5)	Member of the Special Committee; Mr. Grimshaw is the Chairperson.
Mr. S. Lee Crawley has been a director since February 1, 2008. He provides significant expertise to the Board through his extensive background in business and financial management, with an emphasis on business transactions, profit improvement, and valuations. His professional experience includes functioning as CEO, CFO, and COO for several public and private companies, including Flint Engineering and Construction Company (CEO, 1992-1997) and Vantage Point Energy, a public exploration and production company (CEO, 1986-1992). He also serves as Chairman of Intellevue, a software technology company he invested in in 1998. Since May 2000 he has been the managing member of Corporate Finance Associates-Tulsa LLC, a mergers and acquisitions advisory firm. CFA-Tulsa is a senior shareholder in Corporate Finance Associates Worldwide, a national M&A firm which Mr. Crawley joined in May 2004. Mr. Crawley has a Series 79 and 63 securities license and is an owner of Corporate Finance Securities, Inc., a registered broker, dealer and member of FINRA and SIPC.
Mr. Donald T. Duke has been a director since 1991 and served as the Company’s Board Chairman from July 1, 2007 to October 31, 2009. He is a consultant to the oil and gas industry and an independent investor. From 1980 until August 2002, Mr. Duke was in senior management in the oil and gas industry, including time as President and Chief Operating Officer of Hadson Petroleum (USA), Inc., a domestic oil and gas subsidiary of Hadson Corporation, where he was responsible for all phases of exploration and production, land, accounting, operations, product marketing and budgeting and planning. With over 30 years of experience in senior management and as a sophisticated investor, as well as over 15 years as a business owner and experience as a past director of an exploration and production company, Mr. Duke provides the Board with valuable insight and guidance.

Mr. Greg D. Forrest has been our Chief Executive Officer since June 7, 2007 and our President since July 2005. He also served as our Chief Operating Officer from July 2005 until he became CEO. He first joined the Company as a Director of Sales over our Seattle branch sales and service operations in August, 2004 upon our acquisition of Bluejack Systems, LLC, a company founded, owned, and operated by Mr. Forrest. Prior to founding Bluejack, Mr. Forrest founded and operated several other fast-growing companies in the communications, clothing and commercial interior industries, including Bluejack. He attended the University of Washington.
Mr. Grimshaw was appointed to the Board on December 1, 2009. He is Vice President, Associate General Counsel and Corporate Secretary for ONEOK, Inc. Prior to joining ONEOK in 2002, he served as Vice President, General Counsel and Secretary at Syntroleum Corporation from 1997 to 2002. Prior to his time at Syntroleum, he was a partner with the Tulsa law firm of Pray, Walker, Jackman, Williamson & Marlar. Mr. Grimshaw has spent his legal career in the areas of corporate securities and business transactions and brings to the Board key corporate governance expertise as well as experience in mergers and acquisitions of publicly traded companies. A Tulsa native, Mr. Grimshaw earned a Bachelor of Arts degree in 1974 from the University of Colorado and received his Juris Doctorate in 1977 from the University of Tulsa.
Dr. Robert D. Hisrich has been a director since 1987. He holds the Garvin Professor of Global Entrepreneurship and is Director of the Global Entrepreneurship Center at the Thunderbird School of Global Management in Glendale, Arizona. Possessing a doctoral degree in business administration, serving as a marketing and management consultant, and having started many companies, Dr. Hisrich’s education, knowledge, and experience in business planning and development, both on a national and international scale, bring a unique perspective and added expertise to the Board. Previously he occupied the A. Malachi Mixon III Chair in Entrepreneurial Studies and was Professor of Marketing and Policy Studies at the Weatherhead School of Management at Case Western Reserve University in Cleveland, Ohio. Prior to assuming such positions, he occupied the Boviard Chair of Entrepreneurial Studies and Private Enterprise and was Professor of Marketing at the College of Business Administration for the University of Tulsa. He has also held a number of other academic positions and served on several editorial boards, including the Editorial Board of the Journal of Small Business and Enterprise Development, of which he is currently a member. Dr. Hisrich is a member of the Board of Directors of Noteworthy Medical Systems, Inc. and NeoMed Technologies.
Mr. Ronald L. Siegenthaler was appointed Chairman of the Company’s Board on November 1, 2009, and has been a director since the Company’s inception in 1981. For many years, he has been a director, partner, shareholder, officer or sole proprietor of a number of business entities with significant involvement in fabrication and marketing of steel, steel products and other raw materials, real estate, oil and gas and telecommunications. He also provides sales and marketing services to other parties through his consulting firm, Myriad Technologies. Mr. Siegenthaler’s sales and marketing experience and his in-depth understanding of the Company’s business from that perspective, as well as his strong financial, marketing and management leadership skills, have been an invaluable asset to his current role as our Chairman of the Board and as a long-time Director. Mr. Siegenthaler currently serves as a member of the Board of Directors for the Thunderbird Walker Center for Global Entrepreneurship in Glendale, AZ. He is a frequent guest speaker at universities and organizations assisting others seeking guidance, insight and direction for their entrepreneurial activities. Mr. Siegenthaler received his Bachelor’s Degree in Liberal Arts from Oklahoma State University.
Mr. Ozarslan A. Tangun has been a director since April 2009. He is the founder and managing member of Patara Capital Management, LP, an investment partnership founded in April, 2006. Prior to establishing Patara Capital, he was employed by Southwest Securities (NYSE SWS), the largest full service brokerage firm based in Texas, from 1995 to 2006. During that time, Mr. Tangun held the position of Director of Research for over six years. He also held the positions of Senior VP and Associate Director of Research. During his tenure at SWS, he chaired the mandatory review committee for new research ideas across the industries covered by SWS, including software, healthcare, telecom, energy, semiconductors, and consumer. Mr. Tangun’s background adds a level of skill and understanding in the areas of financial analysis and capital markets that is greatly appreciated by the Board. Mr. Tangun received many honors and recognition during his career as a research analyst, including being ranked as the #1 analyst by The Wall Street Journal in the specialty retail sector in 2002. Mr. Tangun also sits on the Board of Directors of HearUSA, a hearing aid retailer with close to 180 company-owned centers and a network of 2000 hearing care providers. Mr. Tangun graduated from the University of Iowa with an MBA concentration in finance. He is a CFA charter holder.

EXECUTIVE OFFICERS
The following table sets forth certain information about the Company’s executive officers as of February 18, 2011. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

Name	Positions with Company	Age
Greg D. Forrest	Chief Executive Officer and President	49
Robert B. Wagner	Chief Financial Officer and Secretary	49
Paul R. Comeau	Chief Operating Officer	55
Donald E. Reigel	Chief Sales Officer	56
Mr. Greg D. Forrest has been our Chief Executive Officer since June 7, 2007 and our President since July 2005. He also served as our Chief Operating Officer from July 2005 until he became CEO. He first joined the Company as a Director of Sales over our Seattle branch sales and service operations in August, 2004 upon our acquisition of Bluejack Systems, LLC, a company founded, owned, and operated by Mr. Forrest. Prior to founding Bluejack, Mr. Forrest founded and operated several other fast-growing companies in the communications, clothing and commercial interior industries, including Bluejack. He attended the University of Washington.
Mr. Robert B. Wagner has been our Chief Financial Officer since March 1989 and was our Chief Accounting Officer for nearly eleven months prior to that. He served on our Board of Directors from March 1996 until April 2004. Mr. Wagner is a certified public accountant licensed in Oklahoma and received his Bachelor of Science degree in accounting from Oklahoma State University.
Mr. Paul R. Comeau became our Chief Operating Officer on December 28, 2010 and was our Executive Director of Operations since May 1, 2009. Mr. Comeau joined XETA in early 2007 as Director of Solutions Engineering. An accomplished management leader with more than 25 years of achievement, Mr. Comeau is responsible for all financial and non-financial results of the service organization. Prior to joining XETA, he held various senior operations management positions at Black Box Network Services, NextiraOne and Williams Communications. Mr. Comeau attended the University of Quebec in Montreal.
Mr. Donald E. Reigel became our Chief Sales Officer on December 28, 2010 and was our Executive Director of Avaya Sales since December 7, 2007. He joined the Company in June 1993 as PBX Product Sales Manager and has held various managerial positions within our sales organization. Before joining the Company, Mr. Reigel served as a national sales manager for WilTel Communications Systems. He received his bachelor’s degree in Business from the University of Colorado.
COMMITTEES OF THE BOARD OF DIRECTORS
The Board of Directors currently has three standing committees: the Audit/Finance Committee, Nominating and Governance Committee and Compensation Committee. Each of these committees operates under a written charter approved by the Board. A copy of each committee’s charter is posted under Governance Documents in the Governance section on the Investor Relations page of our website at www.xeta.com. In addition to its standing committees, during fiscal 2010 the Company established an executive committee and a special committee. The following is a brief description of the Company’s three standing committees.
Audit/Finance Committee
The current members of the Audit/Finance Committee are Mr. Crawley (its Chairman), Dr. Hisrich, and Mr. Tangun. The Board of Directors has determined that the Committee has at least two members—Messrs. Crawley and Tangun—who qualify as an “audit committee financial expert” as that term is defined by SEC rules. The Committee met six times during the 2010 fiscal year.
The Audit/Finance Committee assists the Board in fulfilling its responsibility for oversight of the quality and integrity of the accounting, auditing and financial reporting practices of the Company. In this regard, the Committee is responsible for, among other things, selecting and retaining the Company’s independent public accountants; pre-approving the engagement of the independent accountants for all audit-related services and permissible, non-audit related services; reviewing in advance the scope and focus of the annual audit; and reviewing and discussing with management and the auditors the financial reports of the Company, the audited financial statements, the auditor’s report, the management letter, and the quality and adequacy of the Company’s internal controls. The Audit/Finance Committee is also responsible for assisting the Board in fulfilling its responsibility to oversee the financial affairs of the Company. In this regard, the Committee will review and make recommendations to the Board about the financial affairs and policies of the Company.

Nominating and Governance Committee
The members of the Nominating and Governance Committee are Dr. Hisrich (its Chairman), Mr. Grimshaw, Mr. Siegenthaler and Mr. Tangun. The Nominating and Governance Committee met four times during the 2010 fiscal year.
The Nominating and Governance Committee is responsible for identifying, recruiting, and evaluating qualified persons to serve on our Board of Directors and recommending such individuals to the Board for nomination for election as directors; evaluating director independence and the size and composition of the Board; reviewing and ratifying committee assignments recommended by the Board Chairman and submitting such recommendations to the Board for approval; considering director nominations by shareholders; reviewing related person transactions involving directors; overseeing corporate governance matters; and leading the process for succession planning.
Compensation Committee
The members of the Compensation Committee are Mr. Grimshaw (its Chairman), Mr. Duke and Dr. Hisrich. Mr. Siegenthaler participates as a non-voting member of the Committee. The Compensation Committee met four times during the 2010 fiscal year.
The Compensation Committee oversees the Company’s compensation and benefits policies and programs and establishes and/or reviews the philosophy, objectives and goals of such policies and programs. The Committee’s primary responsibilities include: determining the compensation, including awards under the Company’s cash-based incentive and long-term equity-based plans, of the Company’s CEO, CFO and other executive officers; reviewing and recommending compensation of directors to the Board; and administering the Company’s equity-based incentive plan.
CODE OF ETHICS
We have adopted a financial officer Code of Ethics that applies to our Chief Executive Officer, Chief Financial Officer, and any principal accounting officer, controller and other persons who perform similar functions for the Company. A copy of this Code of Ethics is posted under Governance Documents in the Governance section on the Investor Relations page of our website at www.xeta.com.
SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Section 16(a) of the Exchange Act requires executive officers and directors of the Company, and persons who own more than 10% of a registered class of the Company’s equity securities (“Insiders”), to file with the Securities and Exchange Commission initial reports of ownership of the Company’s common stock. Insiders are required by regulations of the Securities and Exchange Commission to furnish the Company with copies of all Section 16(a) forms they file.
To the Company’s knowledge, based solely upon the review of the copies of Forms 3 and 4 furnished to the Company with respect to its most recent fiscal year and written representations that no other reports were required during the fiscal year ended October 31, 2010, all of these executive officers and directors complied with all Section 16(a) filing requirements applicable to them.
SHAREHOLDER NOMINATION PROCESS
There have been no material changes to the procedures by which stockholders may recommend nominees to the board of directors since the date of the proxy statement for the Company’s last annual meeting, which was held on April 6, 2010.

Item 11.	Executive Compensation
DIRECTOR COMPENSATION
Director Compensation Table
During fiscal 2010 the standard annual compensation arrangement for the Company’s directors was as follows: directors who were not employees of the Company received a $25,000 retainer for Board membership; the Board Chairman received an additional fee of $55,000 for his service as Chairman; the Chairman of the Compensation Committee and the Nominating and Governance Committee each received an additional $15,000 fee for service as Chairman of their respective Committees; and the Chairman of the Audit/Finance Committee received an additional $25,000 fee for service as Chairman. Members of the Special Committee received an additional $1,000 per month and the Chairman received $1,500 per month for their service on the Special Committee. All fees are paid monthly. We also reimburse our non-local directors their reasonable travel expenses to attend Board and Committee meetings and the annual shareholder meeting.
It has also been the Company’s practice to grant stock options to its outside directors, typically upon their election or appointment to the Board. Options (noted in the table below) were granted during fiscal 2010 to Mr. Grimshaw upon his election to the Board.
During fiscal 2010 the Board established target levels for Company stock ownership by the directors as follows: 100,000 shares by the Chairman of the Board; 50,000 shares by a Committee Chairman; and 25,000 shares by other Board members. In conjunction with establishing this policy, the Board gave the directors the option of receiving 25% of their annual board fees in stock, to be paid on the date of the Annual Shareholders’ Meeting based on the market value of the stock as of such date, until such time as they achieve their ownership target. The shares issued pursuant to this arrangement are subject to a restriction from sale for a period of one year.
The following table presents information regarding the compensation of non-executive directors during fiscal 2010.

	Fees
	Earned			All
	or Paid	Stock	Option	Other
	in Cash	Awards	Awards	Compensation	Total
	$	($)(1)	($)(2)	($)	$

Mr. Siegenthaler	80,004	—	—		80,004
Chairman of the Board Member, Nominating & Governance and Compensation Committees

Mr. Crawley	54,004	—		—	54,004
Chairman, Audit/Finance Committee Member, Special Committee

Mr. Duke(3)	41,247	7,917	—	—	49,164
Member, Compensation Committee

Mr. Grimshaw(3)	38,123	2,604	12,933	—	53,660
Chairman, Compensation and Special Committees Member, Nominating & Governance Committee

Dr. Hisrich	36,247	—	—	—	36,247
Chairman, Nominating & Governance Committee Member, Audit/Finance and Compensation Committees

Mr. Tangun	28,996	—		—	28,996
Member, Nominating & Governance, Audit/Finance, and Special Committees

(1)	Pursuant to the Board’s policy allowing directors to elect to receive 25% of their director fees in Company stock, Mr. Duke and Mr. Grimshaw received 2,262 and 744 shares, respectively, based on a market price of the Company’s stock of $3.50 on April 6, 2010. At October 31, 2010 there was $3,954 and $7,020 in director fees earned by Mr. Duke and Mr. Grimshaw, respectively, to be converted into shares as of the Company’s next annual meeting date.

(2)	Represents the aggregate grant date fair value of 10,000 options granted to Mr. Grimshaw upon his appointment to the Board of Directors on December 1, 2009 using the following weighted average assumptions: expected life — 4.50 years, volatility — 57.3%, risk-free interest rate — 1.83%, and dividend yield — 0.00%.

(3)	Mr. Duke was Chairman of the Compensation Committee through April 28, 2010. Mr. Grimshaw became Chairman of the Compensation Committee on April 29, 2010.
EXECUTIVE COMPENSATION
The key elements of the Company’s executive compensation are base salaries; an annual incentive program; and long term equity compensation. The Company pays an annual bonus award to its executive officers and other key non-sales employees based on Company profitability and the individual performance of such officers and employees. The Compensation Committee has generally targeted a total annual bonus pool of 10% of the Company’s annual pre-tax, pre-bonus profits for the fiscal year. Under this formula, the Compensation Committee authorized a bonus pool of $240,650 payable to the CEO, CFO and other key non-sales employees for fiscal 2010. The Committee used 50% of this total bonus pool for awards to the Company’s CEO and CFO, as shown in the Summary Compensation Table below, and the remaining 50% for awards to other key employees not included in the Table. The awards to the CEO and CFO were paid 75% in cash and 25% in shares of restricted stock valued at the market price of the Company’s stock on the date of the award. The Committee also approved for fiscal 2010 a separate bonus award to the Company’s Executive Director of Operations as shown in the Table below. Mr. Comeau’s award was based on a separate arrangement as part of his role as Executive Director of Operations, pursuant to which he was entitled to receive an incentive award of 0.225% to 1.050% of services gross profit. The exact bonus level is derived from a matrix of Company after-tax net income and actual service gross profit dollars compared to the annual internal forecast. Based on the Company’s profitability and services gross profit of $15.9 million, Mr. Comeau earned a bonus of 0.225% of services net income or $35,670, 25% of which or $8,918 was paid in restricted stock per footnote 1 to the Summary Compensation Table below.
The Board established Company stock ownership target levels for the Company’s executive officers as follows: 250,000 shares for the Company’s Chief Executive Officer; 125,000 for the Company’s Chief Financial Officer; and 100,000 shares for the Company’s other executive officers.

Summary Compensation Table
The following table presents information regarding compensation of each of the Company’s named executive officers for services rendered in fiscal 2010.

				Stock	Option		All Other
Name and Principal		Salary	Bonus	Awards	Awards		Compensation
Position	FY	($)	$	($)(1)	($)		$(4)	Total

Greg Forrest	2010	212,039	49,650	16,550	—		22,768	301,007
Chief Executive Officer and President	2009	203,000	18,000	6,000	118,925	(2),(3)	25,380	371,305

Robert Wagner	2010	145,000	40,575	13,525	—		2,117	201,217
Chief Financial Officer	2009	145,000	12,600	4,200	94,828	(2),(3)	9,355	265,983

Paul Comeau	2010	145,000	26,753	8,918	—		54,420	235,091
Chief Operating Officer	2009	136,625	27,188	9,063	20,164	(2)	18,077	211,117

(1)	For executives who have not reached the targeted stock ownership levels, 25% of their annual bonus earned is paid in the form of restricted stock granted under the Company’s 2004 Omnibus Stock Incentive Plan based on the fair market value of the Company’s stock on the date of grant. For fiscal year 2010, Messrs. Forrest, Wagner and Comeau were awarded 5,707, 4,664, and 3,075 shares of restricted stock, respectively, representing 25% of their total bonuses earned based on a market price of $2.90 per share. For fiscal year 2009, Messrs. Forrest, Wagner and Comeau were awarded 1,967, 1,377, and 2,971 shares of restricted stock, respectively, representing 25% of their total bonuses earned based on a market price of $3.08 per share.

(2)	Represents the aggregate grant date fair value of options using the following weighted average assumptions: expected life — 4.76 years, volatility — 63.40%, risk-free interest rate — 2.178%, and dividend yield — 0.00%.

(3)	Includes $83,696, and $65,470 in value from shares granted to Messrs. Forrest and Wagner, respectively, pursuant to the Company’s stock option exchange program which commenced on September 17, 2009 and ended on October 16, 2009. Under the program, holders of existing options with an exercise price equal to or greater than $2.95 but not higher than $4.14 were given the option to exchange qualifying “underwater” options for a smaller number of new options. The exchange program was structured as a value-for-value exchange in which the ratio of new options granted in exchange for existing options surrendered was based on relative values of the new and existing options at the end of the offer period (October 16, 2009). The new options granted under the program carry an exercise price of $2.54, a term of six years, and vest in three annual installments of 50% in year 1 and 25% each in years 2 and 3, respectively. Under the program, Mr. Forrest surrendered 100,000 qualifying options at various exercise prices and remaining terms for 71,013 new options. Mr. Wagner surrendered 80,000 options at various exercise prices and remaining terms in exchange for 55,549 new options. The value of the new options was based on the following assumptions: expected life — 3.88 years, volatility — 59.61%, risk-free interest rate - 1.96%, and dividend yield — 0.00%.

(4)	The following table provides detail for the aggregate amount under “All Other Compensation” for each executive officers:

			Unused
		401(k)	Vacation
Name and Principal		Matching	Time Paid	Car	Other		Total
Position	FY	Contributions	in Cash	Allowance	Perquisites		$

Greg Forrest	2010	—	14,651	6,000	2,117	(a)	22,768
Chief Executive Officer and President	2009	8,195	9,760	6,000	1,425	(a)	25,380

Robert Wagner	2010	—	—	—	2,117	(a)	2,117
Chief Financial Officer	2009	8,011	—	—	1,344	(a)	9,355

Paul Comeau	2010	—	—	—	54,420	(b)	54,420
Chief Operating Officer	2009	4,577	13,500	—	—		18,077

(a)	Represents premiums paid by the Company for life insurance policies on Mr. Forrest and Mr. Wagner. The policies are owned by the Company but allow the executives to designate the beneficiaries of any proceeds.

(b)	Represents reimbursement of moving costs.
Outstanding Option Awards at Fiscal 2010 Year-End

	Option Awards					Stock Awards
	Number	Number
	of Securities	of Securities				Number		Market
	Underlying	Underlying		Option		of Shares		Value
	Unexercised	Unexercised		Exercise	Option	of Stock		of Shares
	Options (#)	Options (#)		Price	Expiration	that have		that have	Expiration
	Exercisable	Unexercisable		($)	Date	not Vested		not Vested	Date

Mr. Forrest	—	30,000	(1)	$1.77	12/17/2015	6,657	(4)	23,632	12/18/2018
	35,506	35,506	(2)	$2.54	10/16/2015	1,967	(5)	6,983	12/29/2019

Mr. Wagner	—	25,000	(1)	$1.77	12/17/2015	6,085	(4)	21,495	12/18/2018
	27,774	27,775	(2)	$2.54	10/16/2015	1,377	(5)	4,888	12/29/2019

Mr. Comeau	—	20,000	(3)	$1.77	12/17/2014	805	(6)	2,858	12/05/2017
						1,666	(4)	5,914	12/18/2018
						2,971	(5)	10,547	12/29/2019

(1)	These awards vest in one installment on June 18, 2012

(2)	These awards vest in two equal installments on October 16, 2011 and 2012.

(3)	This award vests on January 18, 2011.

(4)	These awards vest in two equal installments on January 15, 2011 and 2012.

(5)	These awards vest in three equal installments on January 15, 2011, 2012, and 2013.

(6)	This award vests on December 5, 2010.

On December 9, 2010, the Company’s Board adopted an Executive Change in Control Severance Plan (the “Severance Plan”). The Severance Plan will provide benefits to those employees designated by the Board to participate in the plan (the “Participant”). Upon adoption of the Severance Plan, the Board designated Greg Forrest, the Company’s Chief Executive Officer and President, Robert Wagner, the Company’s Chief Financial Officer, Paul Comeau, the Company’s Chief Operating Officer (formerly its Executive Director of Operations), and Don Reigel, the Company’s Chief Sales Officer (formerly its Executive Director of Avaya Sales), as Participants under the plan.
Severance benefits are triggered under the Severance Plan upon the Participant’s termination of employment with the Company and its subsidiaries upon an “involuntary termination of employment” during the one-year period following a change in control (defined in the Severance Plan). An involuntary termination of employment is defined under the Severance Plan as a termination of the Participant’s employment by the Company or its subsidiaries for reasons other than “cause,” or as a voluntary termination of employment by the Participant for “a good reason event.” For purposes of the Severance Plan, “cause” means (a) the conviction of the Participant for any felony involving dishonesty, fraud or breach of trust, (b) intentional disclosure of the Company’s confidential information contrary to company policies, (c) intentional engagement in any competitive activity which would constitute a breach of the Participant’s duty of loyalty, (d) the willful and continued failure of Participant to substantially perform his duties for the Company (other than as a result of incapacity due to physical or mental illness); or (e) the willful engagement by the Participant in gross misconduct in the performance of his or her duties that materially injures the Company. For purposes of the Severance Plan, a “good reason event” means the occurrence after a change in control of any one of the following events or conditions: (a) a change (other than a nominal one) in the Participant’s position or duties as they were in effect immediately before the change in control, (b) the Company assigns the Participant any duties inconsistent with, or takes action that materially diminishes, the Participant’s position, authority, duties or responsibilities in effect immediately before the change in control; (c) the Company materially reduces the Participant’s base salary or annual cash compensation; (d) the Participant is relocated to a workplace more than a 50-mile radius outside of the Participant’s workplace prior to the change in control; or (e) the Company breaches a provision of the Severance Plan which results in a material adverse effect on the Participant.
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
COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
None of the members of the Compensation Committee of our Board is an officer or employee of the Company. Mr. Siegenthaler, a non-voting member of the Compensation Committee, was formerly an executive vice president of the Company during the 1990’s.
No executive officer of the Company serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on our Compensation Committee.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following table sets forth certain information known to the Company as of February 24, 2011 regarding beneficial ownership of the Company’s Common Stock, par value $.001 per share, by (a) each person known by the Company to own more than five percent (5%) of the Company’s Common Stock, (b) each director and nominee for election as a director of the Company, (c) each executive officer named in the Summary Compensation Table, and (d) all directors and executive officers of the Company as a group.

	Amount and Nature of
Name and Address	Beneficial		Percent of
of Beneficial Owner(1)	Ownership(2)		Class

Directors, Director Nominees and Executive Officers

Ronald L. Siegenthaler	1,117,003	(3)	10.4%
6555 S. 57th W. Avenue Tulsa, OK 74131

Ozarslan Tangun	561,681	(4)	5.2%
5050 Quorum Drive, Suite 312 Dallas, TX 75254

Donald E. Reigel	162,035	(5)	1.5%
5350 Manhattan Circle Suite 210 Boulder, CO 80303

Greg D. Forrest	159,444	(6)	1.5%

Donald T. Duke	81,762		*
15660 N. Dallas Parkway, Ste. 500 Dallas, TX 75248

Robert B. Wagner	77,368	(7)	*

Robert D. Hisrich	57,189		*
15249 North 59th Ave. Glendale, AZ 85306

S. Lee Crawley	20,985		*
5314 S. Yale Ave., Ste. 720 Tulsa, OK 74135

Paul R. Comeau	13,961		*

Eric Grimshaw	744		*
100 W. 5th Street, Ste. 1800 Tulsa, OK 74103

All executive officers & directors as a group	2,252,172	(3–7)	20.6%
(10 persons)

Others Known to Own 5%

William M. Sams	1,100,000	(8)	10.2%
750 North St. Paul, Suite 1650 Dallas, TX 75201

Dimensional Fund Advisors LP	543,466	(9)	5.0%
Palisades West, Building One 6300 Bee Cave Road Austin, TX 78746

*	Less than one percent of the shares outstanding.

(1)	Address is that of the Company’s principal office at 1814 W. Tacoma Street, Broken Arrow, Oklahoma 74012 unless otherwise indicated.

(2)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable. The number of shares beneficially owned includes the number of shares of Common Stock that such persons presently have the right to acquire pursuant to unexercised options under the Company’s stock option plans, as follows: 8,000 shares for Mr. Siegenthaler; 35,669 shares for Mr. Reigel; 35,506 shares for Mr. Forrest; 37,000 shares for Mr. Duke; 27,774 shares for Mr. Wagner; 8,000 shares for Dr. Hisrich; and 151,949 shares for all directors and executive officers as a group (10 persons).

(3)	Includes 129,000 shares held by Mr. Siegenthaler’s wife’s trust. 1,100,000 shares held by Mr. Siegenthaler are pledged.

(4)	Held by Mr. Tangun through Patara Capital, LP, Patara Partners, LP and Patara Capital Management, LP, for each of which he is managing member. Mr. Tangun has shared investment and voting power over these shares.

(5)	Includes 8,488 shares, the equivalent number of shares held as units for Mr. Reigel’s account by the Company’s 401(k) retirement plan, over which Mr. Reigel has shared voting and investment power.

(6)	Includes 7,098 shares, the equivalent number of shares held as units for Mr. Forrest’s account by the Company’s 401(k) retirement plan, over which Mr. Forrest has shared voting and investment power.

(7)	Includes 4,400 shares held by Mr. Wagner, over which he shares voting and investment power with his adult children; and 7,650 shares, the equivalent number of shares held as units for Mr. Wagner’s account by the Company’s 401(k) retirement plan, over which Mr. Wagner has shared voting and investment power.

(8)	Based on a Schedule 13G/A filed with the SEC on January 14, 2011.

(9)	Based on a Schedule 13G/A filed with the SEC on February 11, 2011, which states: Dimensional Fund Advisors LP, an investment advisor registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to four investment companies registered under the Investment Company Act of 1940, and serves as investment manager to certain other commingled group trusts and separate accounts (such investment companies, trusts and accounts collectively referred to as the “Funds”). In certain cases, subsidiaries of Dimensional Fund Advisors LP may act as an adviser or sub-adviser to certain Funds. In its role as investment advisor, sub-adviser and/or manager, neither Dimensional Fund Advisors LP or its subsidiaries (collectively, “Dimensional”) possess voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. However, all securities reported in this schedule are owned by the Funds. Dimensional disclaims beneficial ownership of such securities. In addition, the filing of this Schedule 13G shall not be construed as an admission that the reporting person or any of its affiliates is the beneficial owner of any securities covered by this Schedule 13G for any other purposes than Section 13(d) of the Securities Exchange Act of 1934.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
RELATED TRANSACTIONS
Jeff Siegenthaler (“J. Siegenthaler”) is the son of our Board Chairman and as such is a “related person” under SEC rules. J. Siegenthaler is employed by the Company as a sales representative and receives a base salary and commission in accordance with the Company’s standard compensation plan for all sales representatives in their respective lines of business. During fiscal 2010 and 2009, J. Siegenthaler received approximately $126,000 and $145,000, respectively, in base salary and commissions. All payments made by the Company to him were made in the ordinary course of business. Our Board Chairman does not have a material interest in this transaction.
Related Transactions Policy. We have adopted a written policy for the approval or ratification of “related person transactions.” For purposes of our policy, related person transactions include any transaction, arrangement or relationship expected to exceed $120,000 in any calendar year which involves the Company and any officer, director, director nominee, or persons who own in excess of 5% of the Company’s stock, or any of their respective family members. The policy requires officers and directors to annually complete a Company questionnaire designed to obtain information about potential related person transactions. Under the Company’s Corporate Code of Conduct applicable to all officers and directors, such persons have a duty to disclose potential conflicts of interest to the Company’s Chief Executive or Chief Financial Officer or to the Board. When related person transactions or potential transactions are identified by these or any other method, they are referred for review to the Nominating and Governance Committee if the transaction involves a director, or to the Audit/Finance Committee in all other cases.

The policy requires the appropriate Committee to take into account the extent of the related person’s interest in the transaction; the benefits of the transaction to the Company; whether the terms of the transaction are no less favorable than could be obtained in arm’s-length dealings with an unrelated third party under similar circumstances; the aggregate value of the transaction; whether the transaction involves a conflict of interest; the impact the transaction could have on the independence of a director if it involves a director or an immediate family member of the director; as well as any other factors that the Committee deems appropriate to its review.
On-going related person transactions are subject to annual review under the policy. The policy also provides standing pre-approvals for the following transactions:
•	compensation paid to an officer or director if approved by the Compensation Committee;

•	grants of equity awards to any executive officer or director if made under the Company’s existing equity plans or future plans that receive shareholder approval;

•	interests that arise solely from participation in a Company employee benefit plan that is maintained for the general benefit of all Company employees;

•	interests that arise solely from stock ownership if all other owners benefit pro rata; and

•	any transaction with another company if the related person’s only relationship with that company is as a non-officer employee, director or owner of less than 10% of that company.
DIRECTOR INDEPENDENCE
Our Board of Directors must have at least a majority of independent directors. Under the Nasdaq rules applicable to us, in order for a director to be deemed independent, the Board must determine that the individual does not have a relationship which in the Board’s opinion would interfere with the individual’s exercise of independent judgment in carrying out his or her responsibilities as a director. Under this definition the following persons are prohibited from being deemed independent: (i) any executive officer or employee of the Company; (ii) any director who was employed by the Company during the past three years; (iii) a director who received or has a family member who received compensation from the Company in excess of $120,000, other than compensation for the director’s service as a director or the family member’s employment as a non-executive employee of the Company, or benefits under a tax-qualified retirement plan or non-discretionary compensation; (iv) a director who is a family member of a person who is or during the past three years has been an executive officer of the Company; (v) a director who is or has a family member who is either a partner, controlling shareholder or executive officer in any organization that currently or in the past three years has made payments to or received payments from the Company for property or services that exceed $200,000 or 5% of the recipient’s consolidated gross revenue for the year, whichever is more, except under certain limited circumstances specifically prescribed by the Nasdaq rule; (vi) a director of the Company who is or has a family member who is employed as an executive officer of another entity where, during the past three years, any of the Company’s executive officers served on the compensation committee of such other entity; or (vii) a director who is or has a family member who is a current partner of the Company’s outside auditor, or was a partner or employee of the Company’s outside auditor and worked on the Company’s audit at any time during the past three years.
Applying this standard, the Board has determined that Messrs. Crawley, Duke, Grimshaw, Hisrich, Siegenthaler and Tangun, all incumbent board members, are independent within the meaning of the Nasdaq standards for board service. In its deliberations on independence, the Board considered among other factors, the stock ownership position held by Mr. Siegenthaler in the Company since it is in excess of 10%, and the customer-vendor relationships between Mr. Grimshaw’s employer and the Company which involve only immaterial dollar amounts.

Item 14.	Principal Accounting Fees and Services
INDEPENDENT PUBLIC ACCOUNTANTS
The Audit Committee has selected HoganTaylor, LLP (“HoganTaylor”) as the independent public accountants to perform an integrated audit of our financial statements for the fiscal year ending October 31, 2011. HoganTaylor audited the Company’s financial statements for the fiscal year ended October 31, 2010.

AUDIT FEES AND SERVICES
The following table sets forth the fees for professional services rendered during fiscal 2010 and fiscal 2009 by the Company’s registered public accounting firm, HoganTaylor:

	Fiscal 2010	Fiscal 2009

Audit Fees(1)	$118,500	$90,000
Audit-Related Fees(2)	9,675	9,000
Tax Fees	—	—
All Other Fees(3)	22,230	—
Total Fees:	$150,405	$99,000

(1)	Includes audit of our annual financial statements and review of our quarterly reports on Form 10-Q, as well as services that are normally provided by the Company’s independent registered public accounting firm in connection with statutory and regulatory filings or engagements and services that generally only the independent registered public accounting firm can reasonably provide, such as comfort letters, statutory audits, attest services, consents and assistance with and review of documents filed with the SEC.

(2)	Relates to the audit of the Company’s 401(k) retirement plan and analysis of the FASB Interpretation No. 48 clarifying certain aspects of accounting for uncertain tax positions, including issues related to the disclosure, recognition and measurement of those tax positions.

(3)	Relates to research into the applicability of state and local sales taxes for various services sold by the Company.
The Audit/Finance Committee of the Board of Directors has established a written policy to pre-approve audit and non-audit related services to be provided by the Company’s independent auditor prior to engaging the auditor for such purposes. Pursuant to the policy, the Audit/Finance Committee will annually review the services and fees that the auditor may provide to the Company during the following 12 months. Following such review, the Committee will issue a statement to the Company’s Chief Financial Officer as to the general services and fees that the Committee has pre-approved. The pre-approval generally extends for a period of 12 months or such shorter period as may be specifically indicated by the Committee. All other services to be performed by the auditors that are not included in the Committee’s annual pre-approval statement must be submitted to the Committee in advance for specific approval.
All of the services described above under the captions “Audit Fees,” “Audit Related Fees” and “Tax Fees” were approved by the Audit Committee pursuant to the pre-approval policy.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) All financial statements. The information required by this item is presented under Item 8 of our Original Filing filed with the Securities and Exchange Commission on January 25, 2011.
(a)(2) Financial statement schedules. None.
(a)(3) Exhibits. The following exhibits are filed with this report on Form 10-K/A.

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

XETA TECHNOLOGIES, INC.
February 25, 2011	By:	/s/ Greg D. Forrest
Greg D. Forrest, Chief Executive Officer and President