Form 10-Q
period 2011-01-31
XETA TECHNOLOGIES INC
filed 2011-03-08
CIK 742550

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 0-16231
XETA Technologies, Inc.
(Exact name of registrant as specified in its charter)

Oklahoma	73-1130045

(State or other jurisdiction of	(I.R.S. Employee
incorporation or organization)	Identification No.)

1814 W. Tacoma Street, Broken Arrow, OK	74012-1406

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☑
As of March 3, 2011 there were 10,779,757 shares of the registrant’s common stock, par value $0.001, outstanding.

XETA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	January 31, 2011	October 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$721,985	$1,003,180
Current portion of net investment in sales-type leases and other receivables	612,537	996,148
Trade accounts receivable, net	18,328,219	17,805,992
Inventories, net	6,429,522	6,715,076
Deferred tax asset	1,196,966	1,168,544
Prepaid taxes	81,390	69,980
Prepaid expenses and other assets	2,817,373	2,402,111

Total current assets	30,187,992	30,161,031

Noncurrent assets:
Goodwill	18,214,166	17,783,911
Intangible assets, net	2,988,797	3,161,791
Net investment in sales-type leases and other receivables, less current portion above	233,265	326,454
Property, plant & equipment, net	7,570,668	6,931,927

Total noncurrent assets	29,006,896	28,204,083

Total assets	$59,194,888	$58,365,114

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$337,500	$337,500
Revolving line of credit	3,391,918	1,756,361
Accounts payable	7,803,404	10,031,900
Current portion of obligations under capital lease	78,623	122,401
Current unearned services revenue	5,976,995	6,529,330
Accrued liabilities	5,008,328	3,883,303

Total current liabilities	22,596,768	22,660,795

Noncurrent liabilities:
Long-term debt, less current portion above	172,514	255,315
Accrued long-term liability	100,100	144,100
Noncurrent unearned services revenue	37,440	48,629
Noncurrent deferred tax liability	395,945	12,417

Total noncurrent liabilities	705,999	460,461

Contingencies

Shareholders’ equity:
Preferred stock; $.10 par value; 50,000 shares authorized, 0 issued	—	—
Common stock; $.001 par value; 50,000,000 shares authorized, 11,654,071 issued at January 31, 2011 and October 31, 2010	11,653	11,653
Paid-in capital	15,669,918	15,662,689
Retained earnings	22,167,327	21,596,383
Less treasury stock, at cost (891,830 shares at January 31, 2011 and 923,835 shares at October 31, 2010)	(1,956,777)	(2,026,867)

Total shareholders’ equity	35,892,121	35,243,858

Total liabilities and shareholders’ equity	$59,194,888	$58,365,114

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months
	Ended January 31,
	2011	2010

Systems sales	$11,987,842	$10,867,058
Services	15,296,203	12,116,857
Other revenues	122,317	60,228

Net sales and services revenues	27,406,362	23,044,143

Cost of systems sales	8,945,436	8,076,587
Services costs	11,017,103	8,231,080
Cost of other revenues & corporate COGS	447,841	397,635

Total cost of sales and services	20,410,380	16,705,302

Gross profit	6,995,982	6,338,841

Operating expenses
Selling, general and administrative	5,837,558	5,125,283
Amortization	312,048	186,855

Total operating expenses	6,149,606	5,312,138

Income from operations	846,376	1,026,703

Interest expense	(19,275)	(6,170)
Interest and other income	112,843	21,255

Net interest and other income	93,568	15,085

Income before provision for income taxes	939,944	1,041,788
Provision for income taxes	369,000	409,000

Net income	$570,944	$632,788

Earnings per share
Basic	$0.05	$0.06

Diluted	$0.05	$0.06

Weighted average shares outstanding	10,741,534	10,237,405

Weighted average equivalent shares	10,809,696	10,277,361

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Common Stock		Treasury Stock
	Shares Issued	Par Value	Shares	Amount	Paid-in Capital	Retained Earnings	Total
Balance- October 31, 2010	11,654,071	$11,653	923,835	$(2,026,867)	$15,662,689	$21,596,383	$35,243,858

Issuance of restricted common stock from treasury (net of 7,441 forfeited shares)	—	—	(32,005)	70,090	(70,090)	—	—
Stock-based compensation	—	—	—	—	77,319	—	77,319

Net income	—	—	—	—	—	570,944	570,944

Balance- January 31, 2011	11,654,071	$11,653	891,830	$(1,956,777)	$15,669,918	$22,167,327	$35,892,121

The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months
	Ended January 31,
	2011	2010
Cash flows from operating activities:
Net income	$570,944	$632,788

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	428,834	285,801
Amortization	312,048	186,855
Stock-based compensation	70,999	74,060
Provision for returns & doubtful accounts receivable	15,000	15,000
Provision for excess and obsolete inventory	25,500	25,500
Deferred taxes	369,000	409,001
Change in assets and liabilities:
Decrease (increase) in net investment in sales-type leases & other receivables	476,800	(77,062)
(Increase) decrease in trade accounts receivable	(346,983)	68,599
Decrease in inventories	298,045	191,797
Increase in prepaid expenses and other assets	(407,587)	(339,706)
Increase in prepaid taxes	(11,410)	(5,295)
(Decrease) increase in accounts payable	(2,228,496)	306,130
Decrease in unearned revenue	(787,360)	(17,022)
Increase in accrued liabilities	936,976	348,647

Total adjustments	(848,634)	1,472,305

Net cash (used in) provided by operating activities	(277,690)	2,105,093

Cash flows from investing activities:
Additions to property, plant & equipment	(1,181,629)	(206,193)
Acquisitions, net of cash acquired	(330,854)	—

Net cash used in investing activities	(1,512,483)	(206,193)

Cash flows from financing activities:
Principal payments on debt	(82,801)	(1,183,475)
Net proceeds on revolving line of credit	1,635,557	—
Payments on capital lease obligations	(43,778)	(37,961)

Net cash provided by (used in) financing activities	1,508,978	(1,221,436)

Net (decrease) increase in cash and cash equivalents	(281,195)	677,464

Cash and cash equivalents, beginning of period	1,003,180	4,731,926

Cash and cash equivalents, end of period	$721,985	$5,409,390

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$25,102	$13,651
Cash paid during the period for income taxes	$11,410	$5,295
The accompanying notes are an integral part of these consolidated financial statements.

XETA TECHNOLOGIES, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
January 31, 2011
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
The Company prepared the accompanying unaudited consolidated financial statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “Commission”). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations. The Company believes that the disclosures are reasonably adequate to ensure the information is not misleading. Management suggests that these condensed financial statements be read in conjunction with the consolidated financial statements and the notes thereto made a part of the Company’s Annual Report on Form 10-K. The Company filed the 10-K as Commission File No. 0-16231, with the Commission on January 25, 2011 and subsequently amended on January 28, 2011 and February 25, 2011. Management believes that the financial statements contain the necessary adjustments for a fair statement of the results for the interim periods presented. All adjustments were of a normal recurring nature. The results of operations for the interim period are not necessarily indicative of the results for the entire fiscal year.
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

The following is a tabulation of business segment information for the three months ended January 31, 2011 and 2010:

		Commercial	Hospitality
	Services	Systems	Systems	Other
	Revenues	Sales	Sales	Revenue	Total
2011
Sales	$15,296,203	$9,711,076	$2,276,766	$122,317	$27,406,362
Cost of sales	(11,017,103)	(7,417,096)	(1,528,340)	(447,841)	(20,410,380)
Gross profit	$4,279,100	$2,293,980	$748,426	$(325,524)	$6,995,982

2010
Sales	$12,116,857	$10,038,581	$828,477	$60,228	$23,044,143
Cost of sales	(8,231,080)	(7,540,985)	(535,602)	(397,635)	(16,705,302)
Gross profit	$3,885,777	$2,497,596	$292,875	$(337,407)	$6,338,841
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

	2011	2010
Three months ended January 31,	$70,999	$74,060

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
New Accounting Pronouncements
In December 2010 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations”. ASU 2010-29 requires that if comparative financial statements are presented, the company disclose revenue and earnings of the combined entity as though the business combination had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-20 also expands the supplemental pro forma disclosures to include a description and amount of material, nonrecurring pro forma adjustments that are attributable to the business combination. ASU 2010-29 will be effective for fiscal years beginning after December 15, 2010. The Company will apply the guidance to material business combinations after adoption.
In December 2010 the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts”. ASU 2010-28 modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts by requiring an entity to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In July 2010 the FASB issued ASU 2010-20, “Receivables (Topic 310): Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses”. ASU 2010-20 requires disclosures designed to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Disclosures include an evaluation of the nature of credit risk inherent in the entity’s financing receivables; how the risk is analyzed to arrive at the allowance for credit losses and the changes and reasons for changes in the allowance for credit losses. Under this guidance, the allowance for credit losses and fair value are to be disclosed by portfolio segment. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
In October 2009 the FASB issued ASU 2009-13, “Revenue Recognition — Multiple-Deliverable Revenue Arrangements”. The guidance in ASU 2009-13 amends the criteria for separating consideration in multiple-deliverable arrangements. The guidance eliminates the estimated fair value approach for revenue allocation between the separate units of accounting and replaces it with a sales-based approach referred so as the relative-selling-price method. ASU 2009-13 expands required disclosures related to a company’s multiple-deliverable revenue arrangements. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.
Other accounting standards that have been issued or proposed that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.
2. ACCOUNTS RECEIVABLE:
Trade accounts receivable consist of the following:

		(Audited)
	January 31,	October 31,
	2011	2010

Trade accounts receivable	$18,899,562	$18,352,519
Less- reserve for doubtful accounts	(571,343)	(546,527)

Net trade accounts receivable	$18,328,219	$17,805,992

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

3. INVENTORIES:
Inventories are stated at the lower of average cost or market and consist of the following:

		(Audited)
	January 31,	October 31,
	2011	2010

Finished goods and spare parts	$7,546,349	$7,785,951
Less- reserve for excess and obsolete inventories	(1,116,827)	(1,070,875)

Total inventories, net	$6,429,522	$6,715,076

4. PROPERTY, PLANT AND EQUIPMENT:
Property, plant and equipment consist of the following:

	Estimated		(Audited)
	Useful	January 31,	October 31,
	Lives	2011	2010

Building and building improvements	3-20	$3,420,231	$3,379,059
Data processing and computer field equipment	2-7	4,917,782	4,438,556
Software development costs, work-in-process	N/A	98,067	272,097
Software development costs of components placed into service	3-10	2,929,244	2,731,310
Hardware	3-5	643,635	643,635
Land	—	611,582	611,582
Office furniture	5-7	944,493	880,635
Autos	5	710,608	710,608
Other	3-7	754,600	156,131

Total property, plant and equipment		15,030,242	13,823,613
Less- accumulated depreciation and amortization		(7,459,574)	(6,891,686)

Total property, plant and equipment, net		$7,570,668	$6,931,927

5. INCOME TAXES:
The tax provision reflects the effective Federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred. Generally, we expect our tax provision rate to be approximately 40%.
6. CREDIT AGREEMENTS:
At January 31, 2011 the Company’s credit facility consisted of a loan agreement with a commercial bank including a $8.5 million revolving credit agreement collateralized by trade accounts receivable, inventories, and real estate. The facility matures on November 5, 2011. Advance rates are defined in the agreement, but are generally at the rate of 75% on qualified trade accounts receivable and 50% of qualified inventories and real estate. The credit facility contains several financial covenants common in such agreements including tangible net worth requirements, limitations on the amount of funded debt to annual earnings before interest, taxes, depreciation and amortization, limitations on cash dividends, and debt service coverage requirements. Interest on the loan agreement accrues at the greater of either a) the London Interbank Offered Rate (“LIBOR”) (0.26% at January 31, 2011) plus 3.00% or b) 4.5%. The outstanding balance on the revolving line of credit was $3.4 million at January 31, 2011. At January 31, 2011 we were in compliance with the covenants of the credit facility.

At January 31, 2011 the Company was paying 4.5% on the revolving line of credit borrowings.
On August 2, 2010 the Company purchased the common stock of Pyramid Communications Services, Inc. The purchase price included subordinated promissory notes payable to the sellers in quarterly installments through July 31, 2012 bearing interest at 3% per year. At January 31, 2011 the total notes payable was $510,000. We reduced our balance through scheduled principal payments by $83,000 in the first quarter of fiscal 2011.
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

	For the Three Months Ended January 31, 2011
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$570,944	10,741,534	$0.05

Dilutive effect of stock options		68,162

Diluted EPS
Net income	$570,944	10,809,696	$0.05

	For the Three Months Ended January 31, 2010
	Income	Shares	Per Share
	(Numerator)	(Denominator)	Amount
Basic EPS
Net income	$632,788	10,237,405	$0.06

Dilutive effect of stock options		39,956

Diluted EPS
Net income	$632,788	10,277,361	$0.06

Options to purchase 715,500 shares of common stock at an average exercise price of $4.71 and 993,438 shares of common stock at an average exercise price of $6.63 were not included in the computation of diluted earnings per share for the three months ended January 31, 2011 and 2010, respectively, because inclusion of these options would be antidilutive.
8. CAPITAL LEASES:
During 2008 the Company leased software licenses under an agreement that is classified as a capital lease. The book value of the licenses is included in the balance sheet as property, plant, and equipment and was $63,406 at January 31, 2011. Accumulated amortization of the licenses at January 31, 2011 was $393,114. Amortization of assets under the capital lease is included in depreciation expense. As of January 31, 2011 the future minimum lease payments required under the lease is $67,265 and the present value of the net minimum lease payments is $66,618. At January, 31, 2011 future minimum lease payments required under a vehicle lease assumed in a recent acquisition is $12,410 and the present value of the lease payments is $12,005.

9. ACQUISITIONS:
On November 19, 2010, the Company completed the purchase of certain operating assets of New Vision Comunications, Inc., (“New Vision”) a privately-held company based in Omaha, Nebraska providing communications equipment and related services. The purchase price included $331,000 paid in cash at closing and a hold-back of $45,000 to be paid to the seller subject to reductions related to the final value of the net assets purchased.
The fair values of the assets acquired and liabilities assumed for New Vision are provisional and are based on the information available as of the acquisition date. The Company believes that the information available provides a reasonable basis for estimating the fair value but additional information may be necessary to finalize the valuation. The provisional measurements of fair value are subject to change. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practicable but no later than one year from the acquisition date.
10. SUBSEQUENT EVENT:
On February 8, 2011, the Company entered into a merger agreement with PAETEC Holding Corp., a Delaware corporation (“PAETEC”), and Hera Corporation, an Oklahoma corporation and an indirect wholly-owned subsidiary of PAETEC (“Hera”). Under the terms and subject to the conditions of the Merger Agreement, Hera will merge with and into XETA (the “Merger”), with XETA surviving the Merger as an indirect wholly-owned subsidiary of PAETEC. The Merger Agreement has been approved unanimously by the board of directors of each of XETA and PAETEC.
At the effective time of the Merger, each share of XETA common stock issued and outstanding immediately prior to the effective time (other than shares held in the treasury of XETA or any subsidiary of XETA and any shares owned by PAETEC or any of its subsidiaries) will be automatically converted into the right to receive $5.50 in cash, without interest (the “Merger Consideration”). In addition, immediately prior to the effective time of the Merger, all remaining forfeiture restrictions applicable to restricted shares of XETA common stock will expire and the holders thereof will be entitled to receive the Merger Consideration with respect to each such share. Certain options to purchase shares of XETA common stock outstanding immediately prior to the effective time shall become fully vested immediately prior to the effective time. Holders of warrants and vested options will be entitled to receive (in each case, in accordance with the terms of their respective plans and agreements) the product of (i) the number of shares of XETA common stock that would have been acquired upon the exercise of the stock option or warrant, multiplied by (ii) the excess, if any, of the Merger Consideration over the exercise price to acquire a share of XETA common stock under such option or warrant. The Merger Consideration will be approximately $61 million in the aggregate.
The consummation of the Merger is subject to customary conditions, including, without limitation, (a) approval by the holders of a majority of the outstanding shares of XETA’s common stock entitled to vote on the Merger, (b) receipt of any required antitrust or regulatory approvals (including, if applicable, the expiration or termination, as the case may be, of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976), and (c) the absence of any law, regulation, order or injunction prohibiting the Merger. Moreover, each party’s obligation to consummate the Merger is subject to certain other conditions, including, without limitation, (i) the accuracy of the other party’s representations and warranties (subject to customary materiality qualifiers and other qualifying disclosures which are not necessarily reflected in the Merger Agreement), (ii) the other party’s compliance with its covenants and agreements contained in the Merger Agreement, (iii) there not being holders of more than 15% of the outstanding shares of XETA common stock properly exercising appraisal rights and (iv) there not having been a material adverse effect on the business, financial condition or results of operations of XETA and its subsidiaries (subject to certain limitations) or the ability of XETA to consummate the transactions under the Merger Agreement that has not been cured.
The Merger Agreement contains customary representations, warranties and covenants of XETA, PAETEC and Acquisition Sub, including, among others, covenants by XETA to conduct its business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and not to engage in certain types of transactions during such period.

On February 14 and 16, 2011, three separate putative stockholder class action complaints were filed in the District Court of Tulsa County, State of Oklahoma against the Company, the members of our board of directors, and PAETEC Holding Corp. (“PAETEC”) and its indirect subsidiary Hera Corporation (“Hera”). The lawsuits concern the proposed merger with PAETEC, and generally assert claims alleging, among other things, that each member of our board of directors breached his fiduciary duties by agreeing to the terms of the merger and by allegedly failing to provide stockholders with material information related to the proposed merger; and that PAETEC and Hera aided and abetted the alleged breaches of fiduciary duty by the members of the Company’s board of directors. The lawsuits seek, among other things, class action certification and monetary and injunctive relief. The Company believes that all claims asserted in the lawsuits are without merit and are merely opportunistic.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Preliminary Note Regarding Forward-Looking Statements
This report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, relating to future events and our future performance and results. Many of these statements appear in the discussions under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” All statements other than those that are purely historical may be forward-looking statements. Forward-looking statements can generally be identified by words such as “expects,” “anticipates,” “may,” “likely,” “plans,” “believes,” “intends,” “projects,” “estimates,” and similar words or expressions. Forward-looking statements are not guarantees of performance, but rather reflect management’s current expectations, estimates, and forecasts about the industry and markets in which we operate, and our assumptions and beliefs based upon information currently available to management. Investors are cautioned that all forward-looking statements are subject to certain risks and uncertainties which are difficult to predict or which we are unable to control, and that could cause actual results to differ materially from those projected, including but not limited to such factors as failure to obtain shareholder approval or failure to satisfy other conditions required for the consummation of the pending merger; failure or delay in consummation of the pending merger for other reasons; changes in laws or regulations; the condition of the U.S. economy and its impact on capital spending in our markets; the successful integration of recently acquired businesses into ours and realization of anticipated synergies and growth opportunities from these transactions; changes in Avaya’s marketing and dealer channel strategy; unpredictable quarter to quarter revenues; continuing success of our Mitel product and service offerings; our ability to maintain and improve upon current gross profit margins; intense competition and industry consolidation; dependence upon a few large wholesale customers for the recent growth in our Managed Services offering; and the availability and retention of revenue professionals and certified technicians. These and other risks and uncertainties are discussed under the heading “Risk Factors” under Part I of the Company’s Form 10-K for the fiscal year ended October 31, 2010 (filed with the Commission on January 25, 2011 and amended on January 28, 2011 and February 25, 2011) and in updates to such risk factors set forth in Item 1A of Part II of this quarterly report.
Overview
PAETEC Merger.
On February 8, 2011 we entered into a merger agreement with PAETEC Holding Corp., a Delaware corporation (“PAETEC”), and Hera Corporation, an Oklahoma corporation and an indirect wholly-owned subsidiary of PAETEC (“Hera”). Under the terms and subject to the conditions of the Merger Agreement, Hera will merge with and into XETA (the “Merger”), with XETA surviving the Merger as an indirect wholly-owned subsidiary of PAETEC. Our shareholders will receive $5.50 in cash for each share of stock held upon approval of the merger by our shareholders. Additional terms and conditions of the proposed merger are provided in Note 10 to the Condensed Consolidated Notes to Financial Statements above.

PAETEC offers a comprehensive suite of IP, voice, data, and Internet services, as well as enterprise communications management software, network security solutions, CPE, and managed services. We will become a part of PAETEC’s managed services portfolio which consists of a wide variety of products including hosted services, service lifecycle management software, and Allworx IP-PBX’s. These managed services can be sold on a stand-alone basis, but is often bundled with a variety of PAETEC’s network services to drive more revenues and deeper relationships with customers.
The Merger is expected to close in the third fiscal quarter. The merger agreement includes covenants by us to conduct business in the ordinary course during the interim period between the execution of the Merger Agreement and consummation of the Merger and not to engage in certain types of transactions during such period. Additionally, while integration planning is ongoing during this period, none of our operations can be integrated into PAETEC’s prior to the closing of the transaction. As a result of these factors, we are operating in a manner consistent with previously stated strategic, financial and operating goals.
Strategy.
To adjust to market conditions and to improve the profitability and predictability of our business, we are continuing to shift our go-to-market strategy from an equipment-centric model to a customer-centric model through the addition of new professional and managed services offerings and through adding new relationships with manufacturers. Additionally, we expect to continue to augment our organic growth through acquisitions and other corporate development activities.
Historically, our revenues have been closely associated with a few major vendors such as Avaya, Nortel, and Hitachi. Our strategy to increase our services revenues coupled with rapid changes in our market requires us to diversify our relationships to more manufacturers as well as develop new customer relationships, particularly related to our managed services business. As a result, in the last two years we have expanded our relationships with manufacturers from five to seventeen, greatly increasing the number of hardware and software applications we sell. We have also expanded our service offerings to include more data-centric services such as managed network services, hospitality guest support services (help desk), wireless long-range bridging, data security consulting, and environment virtualization. These changes are creating opportunities for us to earn additional revenues from existing customers as well as create opportunities with new customers. We believe these expanded capabilities will lead to improved predictiablitily and profitability in our business and will help to diversify our revenues.
In fiscal 2010, we initiated a corporate development effort to identify and make investments which create rapid scale and scope to our business. As a result of those efforts we completed the acquisition of three companies and absorbed the operating assets of a fourth business unit which was being dissolved by its owner. These acquisitions provided: (i) new geographic presence for us in the northeastern and southwestern regions of the country; (ii) new high speed product and service offering for our hospitality vertical market; and (iii) personnel and applications to launch our new network operations center. We expect to continue to use cash flows and debt financing to further these corporate development activies in fiscal 2011.
On November 19, 2010, we completed the purchase of certain operating assets of New Vision Comunications, Inc. (“New Vision”), a privately-held company based in Omaha, Nebraska providing communications equipment and related services. The terms of the purchase agreement are described in Note 9 of the Notes to Consolidated Financial Statements.
Operating Summary.
In the first quarter of fiscal 2011, we recorded net income of $571,000 on revenues of $27.4 million compared to net income of $633,000 on revenues of $23.0 million in the first quarter of last year. The 2011 results primarily reflect an increase in revenues and gross profits offset by increased selling, general and administrative costs, including $324,000 in costs associated with the PAETEC merger process and other corporate development activities. We discuss this and other contributing factors in more detail under “Results of Operations” below.
Financial Position Summary.
Since October 31, 2010, our working capital position remained relatively unchanged at $7.6 million. Cash from operations and net borrowing on the revolving line of credit was primarily used to reduce accounts payable, make capital expenditures to support our operations and purchase the net operating assets of New Vision. We discuss these and other financial items in more detail under “Financial Condition” below.

The following discussion presents additional information regarding our financial condition and results of operations for the three-month periods ended January 31, 2011 and 2010 and should be considered in conjunction with our above comments as well as the “Risk Factors” section below.
Financial Condition
At January 31, 2011 our working capital was $7.6 million compared to $7.5 million at October 31, 2010. We used our cash balances and $1.6 million short-term borrowings from our $8.5 million line of credit to fund our operating activities, acquisition activities and capital expenditures during the quarter.
Our capital expenditures in the first quarter were $1.2 million which included approximately $688,000 in expenditures to build our new network operations center (“NOC”) in Hazelwood, Missouri. The NOC facility provides a platform for a variety of new revenue streams including proactive network monitoring, remote break/fix of network devices, and help desk services. The expenditures above included remodeling a small area in our headquarters facility to create redundancy for the NOC. We used cash of $331,000 to purchase the net operating assets of New Vision. This small acquisition provides us with new personnel and applications to integrate Microsoft applications more effectively with other products and applications we sell. The remaining capital expenditures made in the first quarter were for implementation of a CRM tool to increase our sale management capabilities and to support normal replacement cycles of technology infrastructure.
At January 31, 2011, our cash balance was $722,000 and we had a $3.4 million outstanding balance on our line of credit. In accordance with the collateral base defined in the credit facility, $5.1 million was available for borrowing on the facility at the end of the quarter. At January 31, 2011, we were in compliance with the covenants of the credit facility.
Results of Operations
In the first quarter of fiscal 2011 revenues were $27.4 million compared to $23.0 million in the first quarter 2010. Our net income in the first quarter of fiscal 2011 was $571,000, compared to a net income of $633,000 in the same quarter a year ago. Our 2011 results include $324,000 in professional fees associated with the process which led to the merger agreement with PAETEC as well as other corporate development activities. Without these costs, our net income would have been $769,000 in the first quarter of fiscal 2011, a 21% increase over the first quarter of fiscal 2010. The narrative below provides further explanation of these results.
Systems Sales.
In the first quarter of fiscal 2011 systems sales increased approximately $1.1 million or 10% compared to the same period last year. This increase includes a $1.4 million or 175% increase in sales of systems to hospitality customers and a $328,000 or 3% decrease in sales of systems to commercial customers. The increase in our hospotitality systems sales reflects a modest rebound in that market sector and a large sale of voice and data equipment to a UK-based hospitality location in the first quarter. This sale was made possible as a result of the acquisition of Lorica in fiscal 2010 and will generate recurring network monitoring fees through our new NOC once installation is complete in fiscal 2011. The decrease in sales of systems to commercial customers reflects continued softness in the overall economy coupled with shipping delays by Avaya. Orders affected by these delays are expect to ship in our second fiscal quarter.

Services Revenues.
Services revenues consist of the following:

	For the Three Months Ended
	January 31,
	2011	2010
Maintenance & repair	$10,283,000	$7,498,000
Implementation	4,108,000	3,762,000
Structured cabling	905,000	857,000

Total Services revenues	$15,296,000	$12,117,000

Maintenance and repair revenues increased 37% in the first quarter. This increase reflects the continued success of our wholesale services programs and repair revenues as well as the addition to our base of maintenance customers associated with acquisitions in the third and fourth quarters of fiscal 2010. We continue to aggressively market our national service footprint and multi-product line technical capabilities to existing and potential wholesale service partners such as network service providers, and large voice and data integrators. We also continue to market our service capabilities to end-users. We expect growth in these programs to positively impact our maintenance and repair revenues for the foreseeable future.
Implementation revenues increased 9% in the first fiscal quarter reflecting an increase in installation revenues and relatively flat revenues from our Professional Services Organization (“PSO”). In the near term, Implementation revenues will continue to be closely aligned with the sale of new systems. From a long term perspective, we are expanding and diversifying our service offerings to a more data- and consulting-centric model. The recent construction of the NOC to provide proactive data and voice network monitoring and help desk services is a direct outcome of our strategy to become more relevant to the needs of CIO’s and reduce our dependency on systems sales to drive implementation and PSO revenues.
Cabling revenues increased 6% in the first fiscal quarter of 2011.
Gross Margins.
The table below presents the gross margins earned on our primary revenue streams:

	For the Three
	Months Ended
	January 31,
Gross Margins	2011	2010
Systems sales	25.4%	25.7%
Services revenues	28.0%	32.1%
Other revenues	48.7%	19.3%
Corporate cost of goods sold	-1.4%	-1.5%
Total	25.5%	27.5%
Gross margins on systems sales in the first quarter are above our target of 23% to 25% for systems revenues. While we experience a wide range of gross margins on individual systems sales, our consistent overall performance above our expected targets in this area is due to disciplined pricing practices and pricing support received from our manufacturers in the form of project-specific discounts and incentive rebates which are recorded as reductions to cost of goods sold. These discounts and incentives are material to our gross margins. Despite our success in maintaining our equipment margins within or exceeding our targets, we continue to believe we will face increasing pressure on these margins as our market evolves.
Our service margins declined in the first quarter due to uneven distribution of implementation revenues during the quarter, the short-term impact of the start-up of our network operations center, and general inefficiencies from integrating newly acquired operations into our existing systems and processes. Revenues earned from implementation of new systems was weak in the second half of the quarter resulting in lower margins due to the fixed cost structure of this portion of our business. We took steps to address the inefficiencies in our service delivery model in the first quarter as we continued to integrate the operations of the fiscal 2010 acquisitions. These steps included some reductions in technical force where there was overlap with legacy operations. We expect steady improvement of these issues throughout fiscal 2011 as integration efforts continue.
The final components of our gross margins are the margins earned on other revenues and our corporate cost of goods sold. We earn the majority of other revenues from the sale of Avaya maintenance contracts on which we earn either a commission or gross profit. We have no continuing service obligation associated with these revenues and gross profits. This is an unpredictable revenue stream that depends on the expiration dates of existing contracts, installation dates of new systems, customer type as defined by Avaya, and number of years that customers contract for services. These revenues increased by $62,000 or 103% in the first quarter of fiscal 2011 compared to the prior year. Despite this increase, these results were lower than our expectation as many customers have delayed decisions regaring long-term Avaya service contracts until there is more clarity regarding Avaya’s product and service strategies. These revenues vary in both sales volume and gross margins earned. Corporate cost of goods sold represents our material logistics and purchasing functions that support all of our revenue segments.

Operating Expenses.
Our total operating expenses in the first quarter were $6.1 million or 22.4% of revenues compared to $5.3 million or 23.1% of revenues in the first quarter of fiscal 2010. The modest improvement in operating expenses as a percent of revenues was realized despite $324,000 in non-recurring expenses for professional fees and other costs related to the PAETEC merger and other corporate development activities. These expenses included professional fees such as investment banking and legal fees, tax services, and travel costs directly associated with integration activities.
Interest Expense and Other Income.
Net interest and other income was $94,000 in the first quarter of fiscal 2011 compared to $15,000 in net other income in the first quarter of fiscal 2010.
Tax Provision.
The tax provision reflects the effective Federal tax rate plus the composite state income tax rates adjusted for states that require minimum tax payments even if tax losses are incurred. Generally, we expect our tax provision rate to be approximately 40%.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Based on an evaluation conducted as of January 31, 2011 by our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), our CEO and CFO have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are effective to reasonably ensure that information required to be disclosed in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls. There were no changes in our internal controls during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, these controls over financial reporting.
PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.
On February 14 and 16, 2011, three separate putative stockholder class action complaints were filed in the District Court of Tulsa County, State of Oklahoma against the Company, the members of our board of directors, and PAETEC Holding Corp. (“PAETEC”) and its indirect subsidiary Hera Corporation (“Hera”). The lawsuits concern the proposed merger between us and PAETEC, and generally assert claims alleging, among other things, that each member of our board of directors breached his fiduciary duties by agreeing to the terms of the merger and by allegedly failing to provide stockholders with material information related to the proposed merger; and that PAETEC and Hera aided and abetted the alleged breaches of fiduciary duty by the members of our board of directors. The lawsuits seek, among other things, class action certification and monetary and injunctive relief. We believe that all claims asserted in the lawsuits are without merit and are merely opportunistic.

ITEM 1A.	RISK FACTORS.
The information presented below is an update to the “Risk Factors” included in the Company’s Annual Report on Form 10-K for the fiscal year ended October 31, 2010 and should be read in conjunction therewith. Except as set forth below, the Risk Factors included in the Company’s Form 10-K for its 2010 fiscal year have not materially changed.
The proposed merger with PAETEC is subject to satisfaction or waiver of certain customary conditions, including the approval of the merger by our stockholders.
Until all conditions to the merger agreement are satisfied, we cannot be certain that the proposed merger will close. We will incur significant transaction costs relating to the proposed merger, whether or not the merger is completed. Completion of the merger is subject to the satisfaction or waiver of certain customary conditions set forth in the merger agreement, including without limitation the approval of the merger agreement by our stockholders, receipt of any required antitrust approvals (or termination or expiration of applicable waiting periods), the accuracy of the representations and warranties of the parties and compliance by the parties with their respective obligations under the merger agreement. The transaction is expected to close in the third quarter of fiscal 2011. However, no assurances can be given that the transaction contemplated by the merger agreement will be consummated or, if not consummated, that we will enter into a comparable or superior transaction with another party.
Our future business and financial position may be adversely affected if the merger is not completed.
If the merger agreement with PAETEC is terminated and the merger is not consummated, we will have incurred substantial expenses without realizing the expected benefits of the merger. In addition, we may also be subject to additional risks including, without limitation:
•	upon termination of the merger agreement under specified circumstances, we may be required to pay PAETEC a termination fee of $1.92 million;

•	substantial costs related to the merger, such as legal, accounting and financial advisory fees, must be paid regardless of whether the merger is completed; and

•	potential disruption to the current plan, operations, businesses and distraction of our workforce and management team.
Litigation related to the Merger could adversely affect our financial results.
Several putative stockholder class action complaints were filed against us, the members of our board of directors, and PAETEC in connection with the proposed merger. The cost of defending such lawsuits and paying any judgment or settlement in connection therewith could have an adverse impact on our financial results in the event these amounts exceed our insurance limits or are not covered by those limits.
The proposed merger creates unique risks in the time leading up to closing, and there are also risks of completing the conditions to closing.
The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed merger, but restricts us, without PAETEC’s consent, from taking certain specified actions until the merger is complete or the merger agreement is terminated. Additionally, matters relating to the merger may require substantial commitments of time and resources, which could otherwise have been devoted to other beneficial opportunities. There may also be potential difficulties in employee retention pending consummation of the merger. Any loss of business opportunities or key personnel could have an adverse impact on future business, and, as a result, result in lower future sales and earnings.

If we are unable to complete our proposed merger our stock price could suffer.
The termination of the merger agreement would likely result in a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the merger and our stockholders will receive the merger consideration specified in the merger agreement.
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

2.1
Agreement and Plan of Merger among PAETEC Holding Corp., Hera Corporation and XETA Technologies, Inc. dated Feburary 8, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission on February 10, 2011).

3.1
Amendment to Section 2.1 of the Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 10, 2011)

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

XETA Technologies, Inc. (Registrant)
Dated: March 4, 2011	By:	/s/ Greg D. Forrest
Greg D. Forrest
Chief Executive Officer

Dated: March 4, 2011	By:	/s/ Robert B. Wagner
Robert B. Wagner
Chief Financial Officer

EXHIBIT INDEX

SEC Exhibit No.	Description

2.1
Agreement and Plan of Merger among PAETEC Holding Corp., Hera Corporation and XETA Technologies, Inc. dated Feburary 8, 2011 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the U. S. Securities and Exchange Commission on February 10, 2011).

3.1
Amendment to Section 2.1 of the Company’s Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on February 10, 2011)

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